Form 10-Q
period 2008-06-30
Pole Perfect Studios, Inc.
filed 2008-08-08
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008

Commission File Number 333-150616

Pole Perfect Studios, Inc.
(Exact name of registrant as specified in its charter)

Nevada	74-3237581
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

 Pole Perfect Studios, Inc.
34570Rockcliff Place
Longwood, Florida 32779
(407) 733-4200
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x                  No   o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o

Non-accelerated filer o	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes   x                  No o

3,754,639 shares of Common Stock, par value $.001, were outstanding on June 30, 2008.

POLE PERFECT STUDIOS, INC.

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements:

Balance Sheets December 31, 2007 and June 30, 2008 (unaudited)

Statements of Cash Flows Six Months Ended June 30, 2008 (unaudited)

Statement of Operations Three Months Ended June 30, 2008 (unaudited)

Notes to Unaudited Interim Financial Statements

Item 2 ― Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4 ―Controls and Procedures

PART II ― OTHER INFORMATION

Item 1 ― Legal Proceedings

Item 2 ― Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 ― Quantitative and Qualitative Disclosures about Market Risk.

Item 4 ― Controls

Item 5 ― Submission of Matters to a Vote of Security Holders

Item 5 ― Other Information

Item 7 ― Exhibits

Signatures

PART I ― FINANCIAL INFORMATION

Item 1.                      Financial Statements.

	June 30, 2008	December 21, 2007
ASSETS

Current assets

Cash	$13,604	$17,000

Total current assets	13,604	17,000

Total assets	$13,604	$17,000

LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 5,000,000 authorized;
no shares issued and outstanding	$-	$-
Common stock, $.001 par value, authorized 70,000,000 shares;
3,754,639 issued and outstanding June 30, 2008	3,755	3,755
Additional paid-in capital	28,245	28,245
Accumulated deficit during development stage	(18,396)	(15,000)

Total stockholders' equity	13,604	17,000

Total liablilties and stockholders' equity	$13,604	$17,000

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS
(Uaudited)

	Six Months	Inception	Inception
	Ended	to	to
	June 30,	December 31,	June 30,
	2008	2008	2008

Cash flows from operating activities

Net (loss)	$(3,396)	$(15,000)	$(18,396)

Adjustments to reconcile net loss to net cash provided by
(used in) operating aactivities:

Common stock issued for services	-	3,000	3,000

Net cash used in operating activities	(3,396)	(12,000)	(15,396)

Cash flows from investing activities	-	-	-

Cash flows from financing activities

Proceeds received from issuance of common stock	-	29,000	29,000

Net cash provided by financing activities	-	29,000	29,000

Net increase (decrease) in cash	(3,396)	17,000	13,604
Cash, Beginning of period	17,000	-	-

Cash , end of period	$13,604	$17,000	$13,604

Supplemental disclosure of non-cash investing and
financing activities:

Issuance of 154,539 shares of common stock for consulting services	$-	$3,000	$3,000

POLE PERFECT STUDIOS, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)

					Inception
	Three Months Ended		Six Months Ended		to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Revenues	$-	$-	$-	$-	$-

Expenses:

General, selling and
administrative expenses	1,000	-	3,396	-	18,396

Net loss	$(1,000)	$-	$(3,396)	$-	$(18,396)

Net loss per weighted share
basic and fully diluted	$(0.00)	$-	$(0.00)	$-	$(0.00)

Weighted average number of common
shares outstanding, basic and
fully diluted	3,754,639	-	3,754,639	-	3,754,639

Note 1.	POLE PERFECT STUDIOS, INC. (A Development Stage Enterprise) NOTES TO FINANCIAL STATEMENTS Nature of Business and Significant Accounting Policies

Nature of business:

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form S-1, which was filed with the SEC on May 2, 2008.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Pole Perfect Studios, Inc.,  as of June 30,  2008 and the  results of its operations and cash flows for the three and six month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Pole Perfect Studios, Inc. (“Company”) was organized October 30, 2007 under the laws of the State of Nevada for the purpose of owning and operating a chain of female centered dance and fitness studios.  The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises, is considered a Development Stage Enterprise.

A summary of the Company’s significant accounting policies is as follows:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were cash equivalents as of December 31, 2007 of $13,604.

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies (continued)

Share Based Expenses

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R Share Based Payment. This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

Income taxes

The Company has adopted Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes because of differences in amounts deductible for tax purposes.  Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies (continued)

the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Recent Accounting Pronouncements

In September 2006, the SEC Staff issued SEC Staff Accounting Bulletin 107, Implementation Guidance for FASB 123 (R).  The staff believes the guidance in the SAB will assist issuers in their initial implementation of Statement123R and enhance the information received by investors and other users of financial statements, thereby assisting them in making investment and other decisions.  This SAB includes interpretive guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financials instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123 R in an interim period, capitalization of compensation cost related to share based payment arrangements, the accounting for income tax effects of share based payment arrangements upon adoption of Statement 123R and disclosures of MD&A subsequent to adoption of Statement 123R.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement.  We do not expect that the adoption of SAB No. 108 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies (continued)

any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009.  We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provision of SFAS No. 158 that will require us to recognize the funded status of our postretirement plans, and the disclosure requirements, will be effective for us as of December 31, 2006.  We do not expect that the adoption of SFAS No. 158 will have a material impact on our financial statements. FAS 123(R) 5 was issued on October 10, 2006.

The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a) There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the anti-dilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b) all holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website.  We will evaluate whether the adoption will have any impact on your financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (hereinafter “SFAS No. 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted.  Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 2.	Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On November 5, 2007, the Company authorized the issuance of 3,754,639 shares of its $.001 par value common stock.  The three founders paid $29,000 for 3,600,000 shares, or $0.00806 per share.  Two unaffiliated persons acquired 154,639 shares of Common Stock in exchange for $3,000 in services rendered.  This represents a price paid for their shares of $0.0194 per share.  As of June 30, 2008, the shares were issued and outstanding.

Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001.  As of the date of this audit, there are no preferred shares issued and outstanding.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2007 and since inception.  As of December 31, 2007 and since inception, the Company had no common shares outstanding.

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note. 3	Income Taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception.  In accordance with Statement of Accounting Standard No. 109 – Accounting for Income Taxes and FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

[Missing Graphic Reference]
Net deferred tax assets consist of the following:

[Missing Graphic Reference]

The Company did not pay any income taxes during the six months ended June 30, 2008.

The net federal operating loss carry forward will expire in 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 4.	Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

Note 5.	Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.
Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing and actual results may differ materially from historical results or our predictions of future results.

OVERVIEW

The following summary is supported by reference to the more detailed information and the financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q. Each prospective investor is urged to read this report and other documentation that can be found at the Securities and Exchange Commission website in their entirety.

Pole Perfect Studios, Inc. ("Pole Perfect Studios" or “The Company”) is a development stage Company that was incorporated on October 30, 2007, under the laws of the State of Nevada. Its primary business objective is to develop and market feminine fitness dance studios utilizing the unique advantages of pole dancing.

Pole Perfect Studios was formed to offer an alternative to public gyms where many females feel self-conscience about working out with members of both genders. Many women simply find the work out process to be boring. The Company aims to add the element of fun to the process of getting and keeping fit. The ultimate objective is to become a major participant in the fitness industry dedicated to women’s fitness. The Company will offer a proven workout that will combine dance training and sustained cardiovascular activity provided in a safe and supportive environment. The Pole Perfect fitness program will allow a client, with family and work responsibilities, to get a complete aerobic and strength training in just a commitment of 30 minutes. The system is built around an easy to learn dance routine centered around a “fireman’s pole” often found in gentleman’s clubs. There are no cumbersome weight machines to manage. The system is designed specifically for women. Pole Perfect will create an atmosphere that is fun.

Since becoming incorporated, Pole Perfect Studios has not made any significant purchases or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. Pole Perfect Studios has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.  Our fiscal year end is December 31st.

Pole Perfect Studios intends to establish itself as a one stop shop specializing in services that will be attractive to today’s busy working women, with prices and operating hours that will accommodate their busy schedules.  The Company will identify a range of services most in demand within its marketing area and maintain operating hours that will meet the needs of working women.

Pole Perfect Studios intends to create brand name awareness among health and fitness seekers with incomes sufficiently high to justify the purchase of our menu offerings. The targeted market is middle class married and working women.

Pole Perfect Studios’ website is:  www.poleperfectstudio.com.

As of June 30, 2008, Pole Perfect Studios has raised $29,000 through the sale of common stock. There is approximately $13,604 cash on hand and in the corporate bank accounts. Pole Perfect Studios currently has no liabilities. In addition, Pole Perfect Studios anticipates that the additional costs associated with the offering of Common Stock, which the Securities and Exchange Commission deemed effective on May 13, 2008, will be approximately $12,003.03. As of the date of this report, we have not yet generated or realized any revenues from our business operations. As June 30, 2008, the Company has sold no shares of common stock that have been registered.

Since our inception, we have been engaged in business planning activities, including researching the industry, developing our economic models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for our services, investigating real estate locations suitable for operating units, costing of future build-out costs and identifying future sources of capital.

We are a small, start-up company that has not generated any significant revenues and we lack a stable customer base.  Since our inception on October 30, 2007 through June 30, 2008, the date of this Form 10-Q filing, we did not generate any significant revenues and have incurred a cumulative net loss of $18,396. We believe that the $77,000 in funds to be received from the sale of our common equity will be sufficient to finance our efforts to become fully operational and carry us through the next twelve (12) months. The capital to be raised has been budgeted to establish our infrastructure and open an new studio either in Orlando, Florida or Las Vegas Nevada. We believe that the recurring revenues from sales of memberships will be sufficient to support ongoing operations. Unfortunately, there can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from sales of services will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. See the independent auditors' report to the financial statements which is included in this registration statement.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Our most critical accounting policies will include revenue recognition. Actual results may differ from these estimates under different assumptions or conditions. Below, we discuss these policies further, as well as the estimates and judgments involved.

A summary of significant accounting policies of Pole Perfect Studios, Inc. (A Development Stage Enterprise) (the “Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

Nature of Business

The Company has realized no revenues from its planned business purpose and, accordingly, is considered to be in its development stage as defined in SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

Cash

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.  The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.  At June 30, 2008, the Company had $13,604 in cash.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

BUSINESS OF THE ISSUER

We are a development stage enterprise. Pole Perfect Studios, Inc. was incorporated on October 30, 2007, in the state of Nevada to enter into health and fitness industries.

Pole Perfect Studios has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Pole Perfect Studios has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. Pole Perfect Studios is not a blank check registrant as defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since it has a specific business plan and purpose.

We intend to operate a dance studio offering a full line of services to its clients in a one stop environment. Our Company intends to offer a full range of services not traditionally found at health and fitness centers that caters to both genders.

We are a development stage Company that has generated no revenues from operations since our inception on October 30, 2007. We have incurred modest losses since our incorporation, have no operations and rely upon the sale of our securities and funds provided by management to cover expenses. In addition, our independent accountant has issued an opinion indicating that there is substantial doubt about our ability to continue as a going concern.

Since our inception, we have been primarily engaged in business planning activities, including researching dance studio design trends, developing our economic models and financial forecasts, performing due diligence regarding potential store front locations, investigating and analyzing income and age demographics for areas surrounding potential locations, evaluating the community’s attitude toward business and searching for providers of additional capital to finance the build-out of our first location.

Additional capital must be obtained by us to implement our business plan and there is no assurance that financing to cover the costs of implementation of our business plan can be obtained. We do not, as of the date of this Prospectus, have any commitments from any provider of capital to provide the required funds.

We are currently working to identify an experienced Internet service provider to develop a comprehensive internet presence. Additionally, we plan on identifying local business organizations for women, service groups, small business development companies, and governmental organizations that may be instrumental in assisting us in making our services known to potential clients.

Local advertising will be initiated when resources become available. Direct mail will be utilized to offer discounts, increase consumer awareness and augment the individual client base.

Competition

The health and fitness industry is mature and has many levels of competition.  The industry in general is very fragmented, although a few large, well-capitalized companies that are both national and regional exist, most of our competition will come from dance studios and fitness centers within our local or regional market.  Most companies have two methods of promoting revenues through corporate efforts consisting mainly of local media exposure and sales and promotions through their internet websites.

Examples of large competitors include Bally Total Fitness, Gold’s Gyms and 24-Hour Fitness. Bally Total Fitness is the largest and only nationwide commercial operator of fitness centers with approximately 400 clubs in the USA, the Caribbean, Mexico, S. Korea and China. With approximately 3.5 million members and over 40 years operating history, they will continue to set the standard for fitness in the USA and abroad.

24-Hour Fitness Worldwide, the world’s largest privately owned and operated fitness center chain, began as a one-club operation in 1983. From the start, 24-Hour Fitness Worldwide Chairman, Mark S. Mastrov, had a vision to make fitness a way of life by creating the ultimate in multi-sport fitness centers and making them affordable and accessible to people of all abilities and fitness levels. They announced in 1994 that they had partnered with investment banking firm McCown DeLeeuw & Co. Soon thereafter the Southern California based Family Fitness Centers chain was acquired and the name 24 Hour Fitness was born. 24 Hour Fitness has since grown to approximately 400 clubs in 16 states and become the largest privately owned and operated fitness center chain in the United States and world. Under current leadership, the company expanded to Asia in 2000 through the purchase of Ray Wilson’s California Fitness Centers, and currently operates facilities in four Asian countries. The company now boasts more than 3 million members clubs worldwide.

Gold’s Gym has been on fitness since 1965 dating back to the original Gold’s Gym in Venice, California. It was the place for serious fitness. Gold’s Gym quickly became known as “The Mecca of Bodybuilding.’’  In 1977, Gold’s Gym received international attention when it was featured in the cult favorite, Pumping Iron, starring Arnold Schwarzenegger and Lou Ferrigno.  From that first gym in Venice, Gold’s Gym has become the largest co-ed gym chain in the world with more than 600 facilities in 43 states and 25 countries

Today, Gold’s Gym has expanded its fitness profile to offer all of the latest equipment and services including, group exercise, personal training, cardiovascular equipment, spinning, Pilates and yoga, while maintaining its core weight lifting tradition with nearly 3 million members world wide.

Dedicated to women's fitness, Curves offers a 30-minute workout that combines strength training and sustained cardiovascular activity utilizing hydraulic resistance. Curves offer a commonsense weight management program that assists women in ending the need for perpetual dieting. Curves have more than 10,000 locations and 4 million members worldwide. Curves growth illustrates to the management of Pole Perfect that women desire a comfort level while working out that only a single gender environment can offer while at the same time achieving their health and weight goals. Pole Perfect desires to offer something others can not to the women who love music, love to dance, desire a healthy body and need the supportive and comforting environment that can only be found where only other women are engaged in their work out routines.

In addition to competing with these giants, insufficient cash flow and lack of marketing expertise may restrict our ability to succeed in the health and fitness sector. There can be no assurance that Pole Perfect Studios will ever be able to compete with any of the competitors described herein.  In addition, there may be other competitors the Company is unaware of at this time that would also impede or prevent the Company’s success.

Marketing

Many companies are regionally focused firms in terms of locations.  An example includes 24-Hour Fitness, with operations primarily in the Western United States. Hundreds of smaller competitors exist nationwide who operate in their local markets only.  Pole Perfect Studios has not, as of the date of this Prospectus, determined where or when a Company studio will be opened or operated.

Once the Company has secured its initial location and has built out the studio, operating inventory the Company intends to use in their operations will be purchased. Pole Perfect Studios will embark on a two-pronged marketing campaign. The Company will, through direct marketing and selected media advertisements, target demographic areas most likely to contain potential clients for the services offered by Pole Perfect. These marketing efforts are an integral part of our overall marketing and brand awareness plan.

The Company will develop a comprehensive website for busy working people and internet savvy consumers. The website will offer dance and fitness apparel products for sale as well as the ability to schedule a workout time or personal diet counseling. Customers will find answers to common diet and work out problems. Studio services and prices will be listed as well as the ability for customers to not only schedule an appointment, but to purchase gift certificates as well.

Products and Services

Pole Perfect Studios will focus on branding, adding signature services and offering fitness and weight loss services that are preformed in an environment that will provide the client with a safe and supportive environment in which to work toward achieving their objectives. Pole Perfect Studios will use music of many genres to create a fun and relaxing atmosphere. We will identify the most popular types of music and will winnow or de-emphasize less popular ones. In this way, the objective on the part of management is to build a environment that appeals to the broadest cross section of their targeted client base. Pole Perfect Studios intends to be creative in educating clients as to the value of getting fit and loosing weight.  As part of branding, our services will have a local flavor. The idea is to create an atmosphere that is inviting and makes the member feel that it is all their own. For example, Pole Perfect Studios intends to have a holistic marketing stance that will include a unique approach to color, aroma, water and music. Each day of the week, colors, floral arrangements, scents, music and other elements that appeal to the senses will be changed.

This industry has enjoyed healthy revenue growth as Americans become more aware of the importance of fitness. Health and social interaction are the main factors that draw members to fitness and recreational clubs, along with appearance-related factors including muscle tone, looking better and weight control. The media has played its part, with an increased emphasis on appearance and wellness.

Competitive Advantages

Pole Perfect Studios intends to compete with its local counterparts by offering more services and products to busy working women that competitors currently do not provide. In addition, the industry averages less than ten percent of their total revenues from the sale of fitness and apparel products. Pole Perfect Studios plans to train their professional employees on customer service and selling techniques designed to raise the percentage of total revenues derived from the sale of these products and services.

Website Consultant

As of the date of this Prospectus, Pole Perfect Studios has hired a Consultants to assist in the improvement of our website and  studio design.  The consultant will assist in Website and studio design by performing the following:

·	Design, construct and implement the website
·	Create and optimize graphics interface and HTML files to be uploaded onto a web server

·	Create navigation functionality and link set up onto multiple HTML pages
·	Design corporate logo

·	Assist in developing an overall internet marketing strategy to include links to industry related sites, placement of banners ads, search engine positioning, and email marketing campaigns.
·	Create a colorful and pleasing design for our studio with the objective of appealing to the broadest possible audience

Government Regulations

There are no known requirements for any governmental approval or licenses other than local business licenses and construction permits.

Employees

Other than Pole Perfect Studios’ Directors and Officers who are currently donating their time to the development of the Company, there are no employees of the Company. Pole Perfect Studios has no intention to hire employees until the business has been successfully launched with sales revenues flowing into it. Pole Perfect Studios’ Officers and Directors intend to do whatever work is necessary to bring the Company to the point of earning revenues from the sale of the products. Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization.

Facilities

Our executive, administrative and operating offices are located at 3457 Rockcliff Place, Longwood, Florida 32779. Our President, Ms. Skalko makes this space available to the company free of charge. There is no written agreement documenting this arrangement.

We have no policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We are a development stage independent motion picture producer having our principal office located at 3457 Rockcliff Place, Longwood, Florida 32779. Our telephone number is (407) 733-4200. Our facsimile number is (772) 226-5557.

On May 13, 2008, the Securities and Exchange Commission deemed our Form S-1 Registration Statement (Commission File Number 333-150616) effective. Our offering commenced on the effective date and will terminate on the earlier of the date on which we sell all offered shares and the date on which we terminate the offering, which date will not be later than May 13, 2010. We have not sold any shares through the offering as of June 30, 2008.

As of June 30, 2008, we had total assets of $13,604 comprised of $13,604 in cash. This reflects a reduction in assets of $3,396 since the date of our last audit on December 31, 2007.

As of June 30, 2008, we have no liabilities. We have not generated revenue since the date of inception. We do not presently have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations

We have generated no revenue, expenses or liabilities since our inception on October 30, 2008.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk.

The exposure of market risk associated with risk-sensitive instruments is currently not material to the Company. The Company transacts its services in U.S. dollars and plans to continue to transact its sales for medical staffing services and all other transactions denominated in U. S. dollars. The Company invests primarily in money market funds and has no reason to enter into hedging transactions.

Item 4.                      Controls and Procedures.

Disclosure Controls and Procedures.  The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring them that all material information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was recorded, processed, summarized, reported and properly disclosed in the time period specified in the rules and regulations of the Securities and Exchange Commission, and that such information was accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company is in compliance with Rule 13a-15(e) of the Exchange Act.

Changes in Internal Control over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II ― OTHER INFORMATION

Item 1.                      Legal Proceedings.

Pole Perfect is not currently a party to any legal proceedings. Pole Perfect’s agent for service of process in Nevada is:   Genesis Corporate Development, LLC. The telephone number is: (925) 270-7625.

Pole Perfect’s sole Officer and Director has not been convicted in a criminal proceeding nor has she been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

Ms. Skalko, the Company’s sole Officer and Director has not been convicted of violating any federal or state securities or commodities law.

There are no known pending legal or administrative proceedings against Pole Perfect.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were issued in the period ending June 30, 2008.

Item 3.                      Defaults upon Senior Securities.

Pole Perfect has 5,000,000 shares of undesignated preferred stock authorized, however, as of the date of this report, our capitalization consists solely of Common Stock therefore the Company has no more senior securities.

Item 4.                      Submission of Matters to a Vote of Security Holders.

There are no matters to be presented to the Security Holders for a vote.

Item 5.                      Other Information.

The Company has no further information to disclose at this time

Item 6.                      Exhibits.

(a) Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.a	Certification of Tammy Skalko pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.a	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pole Perfect Corporation

Date: August 8, 2008	By:	/s/Tammy Skalko
Tammy Skalko
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: August 8, 2008	By:	/s/Tammy Skalko
Tammy Skalko
President and Chief Executive Officer