Form 10-Q
period 2008-09-30
Pole Perfect Studios, Inc.
filed 2008-11-13
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008

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

Yes   ☒                  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                   No ☐

4,351,732 shares of Common Stock, par value $.001, were outstanding on November 13, 2008.

POLE PERFECT STUDIOS, INC.

POLE PERFECT STUDIOS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
For the Three and Nine Months Ended September 30, 2008 and the
Period of October 30, 2007 (Inception) to September 30, 2008

POLE PERFECT STUDIOS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
For the Three and Nine Months Ended September 30, 2008 and the
Period of October 30, 2007 (Inception) to September 30, 2008

TABLE OF CONTENTS

Page(s)
Balance Sheets as of September 30, 2008 and December 31, 2007	2

Statements of Operations for the three and nine months ended September 30, 2008
and the period of October 30, 2007 (Inception) to September 30, 2008	3

Statements of Cash Flows for the nine months ended September 30, 2008 and the period of
October 30, 2007 (Inception) to September 30, 2008	4

Notes to the Unaudited Financial Statements	5-10

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2008	December 31, 2007

	(unaudited)
ASSETS

Current assets
Cash	$33,359	$17,000
Total current assets	33,359	17,000

Total assets	$33,359	$17,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities	$-	$-

Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued or outstanding	$-	$-
Common stock, $.001 par value; 75,000,000 shares authorized, 4,291,139 and 3,754,639 shares issued and outstanding at September 30, 2008 and December 31, 2007	4,291	3,755
Additional Paid in Capital	65,264	28,245
Deficit accumulated during the development stage	(36,196)	(15,000)
Total stockholders' equity	33,359	17,000

Total liabilities and stockholders' equity	$33,359	$17,000

See accompanying notes to financial statements

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Statement of Operations (Unaudited)

	Three months ended September 30, 2008	Nine months ended September 30, 2008	For the period from October 30, 2007 (inception) to September 30, 2008

Revenue	$-	$-	$-

Expenses
Professional fees	17,800	17,800	17,800
Other general & administrative	-	3,396	18,396
Total expenses	17,800	21,196	36,196

Net loss	$(17,800)	$(21,196)	$(36,196)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average shares outstanding	3,977,804	3,854,005

See accompanying notes to financial statements

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)

	Nine months ended September 30, 2008	For the period from October 30, 2007 (inception) to September 30, 2008

Cash flows from operating activities
Net loss	$(21,196)	$(36,196)

Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	3,000
Net cash used in operating activities	(21,196)	(33,196)

Net cash from investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of stock	37,555	66,555
Net cash provided by financing activities	37,555	66,555

Net increase in cash	16,359	33,359

Cash at beginning of period	17,000	-

Cash at end of period	$33,359	$33,359

Supplemental disclosure of non-cash investing and financing activities:

Issuance of 154,639 shares of common stock for professional and consulting services	$-	$3,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and the
Period of October 30, 2007 (Inception) to September 30, 2008

Note 1 – Nature of Business

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form S-1, which was filed with the SEC on May 2, 2008.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Pole Perfect Studios, Inc.,  as of September 30,  2008 and the  results of its operations and cash flows for the three and nine month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Note 2 – Significant Accounting Policies

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2008.

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and the
Period of October 30, 2007 (Inception) to September 30, 2008

Note 2 – Significant Accounting Policies (continued)

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes,” and clarified by FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Share Based Expenses

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.”This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has minimal cash and no other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company is currently attempting to raise capital in order to initiate its business plan which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company will be dependent upon the raising of this additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and the
Period of October 30, 2007 (Inception) to September 30, 2008

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement has no effect on this Company’s financial reporting at this time.

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and the
Period of October 30, 2007 (Inception) to September 30, 2008

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141 (R) and SFAS 160 are effective for the fiscal year beginning April 1, 2009.  The adoption of SFAS 141(R) and SFAS 160 has not impacted the Company’s financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

Note 3 – Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On November 5, 2007, the Company authorized the issuance of 3,754,639 shares of its $.001 par value common stock.  The three founders paid $29,000 for 3,600,000 shares, or $0.00806 per share.  Two unaffiliated persons acquired 154,639 shares of Common Stock in exchange for $3,000 in services rendered.  This represents a price paid for their shares of $0.0194 per share.  As of September 30, 2008, the shares were issued and outstanding.  During the three month period ended September 30, 2008, the Company issued an additional 536,500 shares for a total cash consideration of $37,555.

Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001.  As of the date of this audit, there are no preferred shares issued and outstanding.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2007 and since inception.  As of September 30, 2008 and since inception, the Company had no dilutive potential common shares.

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and the
Period of October 30, 2007 (Inception) to September 30, 2008

Note 4 – Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the
Federal statutory rate	35%
Effect of operating losses	-35%
0%

Net deferred tax assets consist of the following:

From Inception
Net operating loss carry forward	$36,196
Valuation allowance	(36,196)
Net deferred tax asset	$-

The Company did not pay any income taxes during the nine months ended September 30, 2008.

The net federal operating loss carry forward will expire in 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and the
Period of October 30, 2007 (Inception) to September 30, 2008

 Note 5 – Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

Note 6 – Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

FORWARD LOOKING STATEMENTS

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

General

Pole Perfect Studios, Inc. (the “Company”) is a development stage company that was incorporated on October 30, 2007, in the state of Nevada. The Company intends to enter into the ladies fitness sector of the health and fitness industry.

The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Pole Perfect has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries.  The fiscal year end is December 31st.  The Company has had no revenues from operations since its inception and/or any interim period in the current fiscal year.

Plan of Operation

As of September30, 2008, we have $33,359 of cash available.  We haveno liabilities.  From the date of inception (October 30, 2007) to September30, 2008 the Company has recorded a net loss of $36,196 of which were expenses relating to the initial development of the Company, filing its Form S-1Registration Statement on May 2, 2008, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S-1 on Mayt 2, 2008, which was deemed effective on May 13, 2008.  Since this time the Company has sold 597,093 shares of common stock to 40 shareholders. All proceeds derived from the offering will be utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended.  The Company plans to continue to focus efforts on selling their common shares through this offering in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

In addition, over the course of the next 30 to 60 days, management intends to focus efforts on obtaining a quotation for its common stock on the Over the Counter Bulletin Board (“OTCBB”).  Management believes having its common stock quoted on the OTCBB will provide it increased opportunity to raise additional capital for its proposed business development.  However, there can be no guarantee or assurance the Company will be successful in filing a Form 211 application and obtaining a quotation.  To date there is no public market for the Company’s common stock. There can be no guarantee or assurance that a public market will ever exist for the common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, Ms. Skalko and the Company does not anticipate hiring any additional employees within the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of September30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September30, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and  evaluate  the  effectiveness  of our  internal controls and procedures and our internal controls over financial reporting on an ongoing  basis and are  committed  to taking  further  action  and  implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6.                      Exhibits

(a) Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification ofTammy Skalko pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pole Perfect Studios, Inc.

Date: November 13, 2008	By:	/s/Tammy Skalko
Tammy Skalko
Chief Financial Officer, Treasurer
(principal financial and accounting officer)

Date: November 13, 2008	By:	/s/ Tammy Skalko
Tammy Skalko
President and Chief Executive Officer