Form 10-K
Pole Perfect Studios, Inc.
filed 2009-03-31
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File Number:  000-53473
_______________________________

POLE PERFECT STUDIOS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	74-3237581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34570 Rockcliff Place
Longwood, Florida 32779
(Address of principal executive offices, including zip code)

(407) 733-4200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value per share

Title of class	Name of each exchange on which registered
Common Stock. $0.001 par value per share	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒   No ☐

The Registrant had outstanding 4,301,734 shares of Common Stock par value $0.001 as of March 30, 2009

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference:  registration statement and exhibits thereto filed on Form S-1 filed on March 2, 2008 are incorporated by reference within Part I and Part II herein.

INDEX
POLE PERFECT STUDIOS, INC.

 PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2009. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements.  References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Pole Perfect” "we," "our," “PPSI” and "us" refer to Pole Perfect Studios, Inc.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by Pole Perfect with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Pole Perfect with the SEC may also be obtained from Pole Perfect by directing a request to Pole Perfect Studios, Inc., Attention: Tammy Skalko,34570 Rockcliff Place, Longwood, Florida 32779.

ITEM 1	BUSINESS.

General

We are a development stage enterprise. Pole Perfect Studios, Inc. was incorporated on October 30, 2007, in the state of Nevada to enter into health and fitness industries.  Pole Perfect Studios has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Pole Perfect Studios has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.  The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Description of Business

Our business plan is to operate a dance studio that offers a full line of services not traditionally found at health and fitness centers that will cater to both genders.  Pole Perfect Studios intends to focus on branding, adding signature services and offering fitness and weight loss services that are preformed in an environment that will provide the client with a safe and supportive environment in which to work toward achieving their objectives. Pole Perfect Studios plan to use music of many genres to create a fun and relaxing atmosphere. We intend to identify the most popular types of music and will winnow or de-emphasize less popular ones. In this way, the objective on the part of management is to build an environment that appeal to the broadest cross section of potential clients. Pole Perfect Studios intends to be creative in educating clients as to the value of getting fit and losing weight.  As part of branding, our services will have a local flavor creating an inviting atmosphere.

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

Investors must be aware that we are a development stage Company that has generated no revenues from operations since our inception on October 30, 2007. We rely upon the sale of our securities and funds provided by management to cover expenses. In addition, our independent accountant has issued an opinion indicating that there is substantial doubt about our ability to continue as a going concern. Additional capital must be obtained by us to implement our business plan and there is no assurance that financing to cover the costs of implementation of our business plan can be obtained. We do not, as of the date of this annual report, have any commitments from any provider of capital to provide the required funds.

Over the course of the next three to six months we plan to identify an experienced Internet service provider to develop a comprehensive internet presence. Additionally, we plan on identifying local business organizations for women, service groups, small business development companies, and governmental organizations that may be instrumental in assisting us in making our services known to potential clients.

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

Pole Perfect has not conducted any product research and development since inception. There was no purchase or sale of any plant and or significant equipment.  We have no patents, trademarks licenses, or labor contracts. We currently are not aware of any governmental approval required to conduct our business.

There is no market for our common stock and we cannot provide any guarantee or assurance market will ever develop for the common stock in the future.  If such a market is not developed shareholders would not be able to sell their shares and likely lose their entire investment.

Other than Tammy Skalko and James Beshara whom are officers and directors of the Company there are no other employees.  Currently they are both donating their time to the development of the Company.  There is no employment agreement by and between us and Ms. Skalko or Mr. Beshara.

ITEM 1A	RISK FACTORS

Factors Affecting Future Operating Results

This Annual Report on Form 10-K contains forward-looking statements concerning our future programs, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information, except as required by applicable laws and regulations. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

 We were incorporated on October 30, 2007 and we have not started our proposed business activities or realized any revenues. Since inception we have accumulated a loss of $36,996.  We have no operating history upon which an evaluation of our future success or failure can be made. Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research.  Failure to generate revenues will cause us to suspend or cease activities.

If we are able to complete financing through the sale of additional shares of our common stock in the future, then shareholders will experience dilution.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

We are subject to the requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2008. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We evaluated our existing controls for the year ended December 31, 2008. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2008. The identified material weaknesses did not result in material audit adjustments to our 2008 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements.

If we fail to comply with the requirements of Section 404 or if our auditor’s report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Further, we believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES.

We do not own any property; the principal offices are located 34570 Rockcliff Place, Longwood, Florida 32779.

ITEM 3	LEGAL PROCEEDINGS.

Pole Perfect is not currently a party to any legal proceedings. Pole Perfect’s agent for service of process in Nevada is: Genesis Corporate Development, LLC, 1500 Cliff Branch Drive, Henderson, NV 89014.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
 None

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is not quoted on any exchange or any over the counter medium.  There is no market for our common stock and there can be no guarantee that a market will ever develop in the future.

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On November 5, 2007, the Company authorized the issuance of 3,754,639 shares of its $.001 par value common stock.  The three founders paid $29,000 for 3,600,000 shares, or $0.00806 per share.  Two unaffiliated persons acquired 154,639 shares of Common Stock in exchange for $3,000 in services rendered.  This represents a price paid for their shares of $0.0194 per share.  As of December 31, 2008, the shares were issued and outstanding. During the year ended December 31, 2008, the Company issued a total of 547,095 shares for a total cash consideration of $38,297.

We did not declare or pay dividends during the Fiscal Year 2008 and do not anticipate declaring or paying dividends in fiscal year 2009.

We had no equity compensation plan in 2008.

ITEM 6	SELECTED FINANCIAL DATA.

Summary of Financial Data
	As of December 31, 2008

Revenues		$0

Operating Expenses		$36,996

Earnings (Loss)		$(36,996)

Total Assets		$33,301

Liabilities		$0

Shareholders’ Equity		$33,301

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Pole Perfect Studios, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2008.  As of December 31, 2008 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Liquidity and Capital Resources. At the end of fiscal year 2008 we had $33,301 of cash on hand and available we had no liabilities.  We must secure additional funds in order to continue our business. We cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to developing our business; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. We have not begun operations and we have not generated any revenues.  Since incorporation we have incurred a loss of $36,996.

Off-Balance Sheet Arrangements. None

Contractual Obligations. None

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
 None

ITEM 9A(T)	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of Pole Perfect Studios, Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Tammy Skalko. Based on her evaluation of our disclosure controls and procedures, she concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

Pole Perfect Studios, Inc. will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, Pole Perfect Studios will enhance and test our year-end financial close process. Additionally, Pole Perfect’s audit committee will increase its review of our disclosure controls and procedures. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2008 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2008 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Representative with Financial Expertise — For the year ending December 31, 2008, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• Pole Perfect Studios will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.
None

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides the names and addresses of each person known to Pole Perfect Studios to own more than 5% of the outstanding common stock as of October 31, 2007, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Common Stock	Tammy Skalko	1,200,000, shares	28%
	3457 Rockcliff Place
	Longwood, Florida 32779

Common Stock	James Beshara	1,200,000 shares	28%
	35 Watergate
	Unit 1103
	Sarasota, Florida 34236

Common Stock	Harry Stone II	1,200,000 shares	28%
	5611 Woodview Drive
	Longwood, Florida 34779

Total Ownership		3,600,000 shares	84%

The percent of class is based on 4,301,734 shares of common stock issued and outstanding as of December 31, 2007.

DIRECTOR, EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

Pole Perfect Studios’ executive Officer, Director and Control affiliate and their respective ages as of December 31, 2008 are as follows:

Directors:

Name of Director	Age

Tammy Skalko	35

James Beshara	57

Executive Officers:

Name of Officer	Age	Office

Tammy Skalko	35	President, Chief Financial Officer, and

James Beshara	57	Treasurer/Secretary

Harry Stone II	47	Affiliate

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive Officers and Directors for the past five years.

Tammy Skalko, President, Member of the Board of Directors.

Tammy Skalko has spent the past few years in the field of dance as an instructor as well as performer and choreographer. She recently opened her own dance studio. Previously she was engaged in the luxury residential real estate market for eleven years. For five years she was owner/broker of two real estate companies specializing in high end homes. She graduated from Rollins College with a BS degree in Organizational Communication.  Ms. Skalko currently splits her time approximately equally between her current work obligations and Pole Perfect Studios. This represents a commitment of about 15 hours per week for the Company.  Ms. Skalko will be able to spend up to 15 hours per week on the development of Pole Perfect Studios, Inc. at no cost to the Company.

James Beshara, Secretary, Member if the Board of Directors.

Mr. Beshara has been a residential, commercial and industrial real estate developer since 1973 and is an entrepreneur with significant interests in a variety of enterprises. From 1982 through 2000, Mr. Beshara was Chief Executive Officer of B&B Construction & Development Company of Ohio, and has manufactured, financed and distributed products in both Taiwan and mainland China for the United States and European markets.

 He also financed Alternative Construction Company, Melbourne, Florida, Solar Nights Industries, St. Louis, Missouri and Phantom Entertainment, Seattle, Washington.

Harry C. Stone II, CRD 1961250, Control Person.

Mr. Stone first was licensed by the self regulating body that was previously known as the National Association of Securities Dealers (NASD) and today is known as the Financial Industry Regulatory Authority FINRA in 1989. He has extensive experience in banking, debt and equity financing and trading. He was most recently Director of Corporate Finance with Park Financial from 2003-2007 and co-founded Thomas Anthony & Associates in 2007. Mr. Stone is a graduate of University of Central Florida with a B.S. in Finance and a concentration in Financial Services. He holds the series 7, 24, 55 and 63 licenses.

Pole Perfect Studios’ Officers and Directors has not been involved, during the past five years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

Significant Employees. We do not employ any non-officers who are expected to make a significant contribution to its business.

Corporate Governance

Nominating Committee.  We have not established a Nominating Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee.  We have has not established an Audit Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.

Code of Ethics. The Company’s Board of Directors has approved a Code of Ethics for management relating to financial disclosures and filings related to future reporting requirements.  This document was filed as an exhibit to the S-1 registration on March 5, 2008 and can be viewed at the SEC website – www.sec.gov.

ITEM 11	EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted Stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation

Tammy Skalko	2007 2008	0	0	0	0	0	0	0
Director, President

James Beshara	2007 2008	0	0	0	0	0	0	0
Director,
Secretary/Treas

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2008. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2008.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2008.  We have also not granted any stock options to the executive officer of the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
 The following table provides the names and addresses of each person known to Pole Perfect Studios to own more than 5% of the outstanding common stock as of December 31, 2008, and by the management of the Company.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Common Stock	Tammy Skalko	1,200,000, shares	28%
	3457 Rockcliff Place
	Longwood, Florida 32779

Common Stock	James Beshara	1,200,000 shares	28%
	35 Watergate
	Unit 1103
	Sarasota, Florida 34236

Common Stock	Harry Stone II	1,200,000 shares	28%
	5611 Woodview Drive
	Longwood, Florida 34779

Total Ownership		3,600,000 shares	84%

*The percent of class is based on 4,301,734 shares of common stock issued and outstanding as of December 31, 2008

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2008, there were no material transactions between the Company and any Officer, Director or related party has not, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	The Officers and Directors;

•	Any person proposed as a nominee for election as a director;

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

•	Any relative or spouse of any of the foregoing persons who have the same house as such person.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of December 31, 2008 the Company has incurred auditing expenses of approximately $10,000 which includes bookkeeping and auditing services.  There were no other audit related services or tax fees incurred.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT

NUMBER	DESCRIPTION

3.1	Articles of Incorporation are incorporated herein by reference to Form S-1, filed on March 2, 2008.

3.2	By-Laws are incorporated herein by reference to Form SB-2, filed on March 2, 2008.

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	4700 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLE PERFECT STUDIOS, INC.

By:	/s/ Tammy Skalko
Tammy Skalko
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Director

Date: March 30, 2009

POLE PERFECT STUDIOS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

 Financial Statements

For the Year Ended December 31, 2008

And the Period

October 30, 2007 (Inception) to December 31, 2007

Financial Statements

For the Year Ended December 31, 2008 and

October 30, 2007 (Inception) to December 31, 2007

TABLE OF CONTENTS

Page(s)
Report of Independent Registered Accounting Firm	F-1

Balance Sheets as of December 31, 2008 and 2007	F-2

Statements of Operations for the year ended December 31, 2008, the period October 30, 2007 (inception) to December 31, 2007, and the period October 31, 2007 (inception) to December 31, 2008	F-3

Statement of Changes in Stockholders’ Equity for the period October 30, 2007 (inception) to December 31, 2008	F-4

Statements of Cash Flows for the year ended December 31, 2008, the period October 30, 2007 (inception) to December 31, 2007, and the period October 31, 2007 (inception) to December 31, 2008	F-5

Notes to Financial Statements	F-6-F-15

Patrick Rodgers, CPA, PA

309 E. Citrus Street
Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Pole Perfect Studios, Inc.

I have audited the accompanying balance sheets of Pole Perfect Studios, Inc. (a development stage company) as of December 31, 2008 and 2007 and the statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008 and the period from October 30, 2007 (date of inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of Pole Perfect Studios, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008 and the period October 30, 2007 (date of inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in development stage and has experienced losses from operations since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA

Altamonte Springs, Florida

March 16, 2009

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Balance Sheets

	December 31,
	2008	2007
ASSETS

Current assets

Cash	$33,301	$17,000

Total current assets	33,301	17,000

Total assets	$33,301	$17,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities	$-	$-

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 4,301,734 and
3,754,639 shares issued and outstanding at December 31, 2008 and 2007	4,302	3,755
Paid-in capital	65,995	28,245
Deficit accumulated during the development stage	(36,996)	(15,000)

Total stockholders' equity	33,301	17,000

Total liabilities and stockholders' equity	$33,301	$17,000

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Statements of Operations

		For Period	For Period
		October 30,2007	October 30,2007
	Year Ended	(Inception) to	(Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008

Revenues	$-	$-	$-

Expenses:

Professional fees	21,875		21,875
Other general and administrative expenses	121	15,000	15,121

Total expenses	21,996	15,000	36,996

Net loss	21,996	$15,000	$36,996

Basic and diluted loss per common share	$0.01	$0.00

Weighted average shares outstanding	3,965,391	3,754,639

POLE PERFECT STUDIOS, INC.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, October 30, 2007 (Inception)	-	$-	$-	$-	$-

Shares issued for cash	3,600,000	3,600	25,400	-	29,000

Shares issued for services	154,639	155	2,845	-	3,000

Net income (loss), October 30, 2007
(Inception) to December 31, 2007				(15,000)	(15,000)

Balance, December 31, 2007	3,754,639	3,755	28,245	(15,000)	17,000

Shares issued for cash	547,095	547	37,750	-	38,297

Net loss, year ended December 31, 2008	-	-	-	(21,996)	(21,996)

Balance, December 31, 2008	4,301,734	$4,302	$65,995	$(36,996)	$33,301

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

		For Period	For Period
		October 30,	October 30,
		2007	2007
	Year Ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008
Cash flows from operations

Net loss	$(21,996)	$(15,000)	$(36,996)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Common stock issued for services	-	3,000	$3,000

Net cash used in operating activities	(21,996)	(12,000)	(33,996)

Cash flows from investing activites	-	-	$-

Cash flows from financing activities

Proceeds received from issuance of common stock	38,297	29,000	$67,297

Net cash provided by financing activities	38,297	29,000	67,297

Net increase in cash	16,301	17,000	33,301
Cash. Beginning of period	17,000	-	-

Cash, end of period	$33,301	$17,000	$33,301

Supplemental disclosure of non-cash investing and
financing activities:

Issuance of 154,639 shares of common stock for
consulting services	$-	$3,000	$3,000

Supplemental cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 For the Year Ended December 31, 2008 and
October 30, 2007 (Inception) to December 31, 2007

Note 1 – Nature of Business

The financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Pole Perfect Studios, Inc.,  as of December 31,  2008 and 2007 and the  results of its operations and cash flows for periods then ended, have been included.

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

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 For the Year Ended December 31, 2008 and
October 30, 2007 (Inception) to December 31, 2007

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2008 or 2007.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes,” and clarified by FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 For the Year Ended December 31, 2008 and
October 30, 2007 (Inception) to December 31, 2007

Income taxes (continued)

are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

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

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company no material assets other than cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 For the Year Ended December 31, 2008 and
October 30, 2007 (Inception) to December 31, 2007

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

Recent Accounting Pronouncements

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 For the Year Ended December 31, 2008 and
October 30, 2007 (Inception) to December 31, 2007

Recent Accounting Pronouncements (continued)

This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

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

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 For the Year Ended December 31, 2008 and
October 30, 2007 (Inception) to December 31, 2007

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

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the

Recent Accounting Pronouncements (continued)

equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 For the Year Ended December 31, 2008 and
October 30, 2007 (Inception) to December 31, 2007

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

Note 3 – Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On November 5, 2007, the Company authorized the issuance of 3,754,639 shares of its $.001 par value common stock.  The three founders paid $29,000 for 3,600,000 shares, or $0.00806 per share.  Two unaffiliated persons acquired 154,639 shares of Common Stock in exchange for $3,000 in services rendered.  This represents a price paid for their shares of $0.0194 per share.  As of December 31, 2008, the shares were issued and outstanding. During the year ended December 31, 2008, the Company issued a total of 547,095 shares for a total cash consideration of $38,297.

Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001.  As of the December 31, 2008, there are no preferred shares issued and outstanding.

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 For the Year Ended December 31, 2008 and
October 30, 2007 (Inception) to December 31, 2007

Note 3 – Stockholders’ Equity (continued)

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented.  As of December 31, 2008 and since inception, the Company had no dilutive potential common shares.

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

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 For the Year Ended December 31, 2008 and
October 30, 2007 (Inception) to December 31, 2007

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	-34%

0%

Net deferred tax assets consist of the following:

From
Inception

Net operating loss carry forward	$ 12,600
Valuation allowance	(12,600)
Net deferred tax asset	$ -

Note 4 – Income Taxes (continued)

The Company did not pay any income taxes during the year ended December 31, 2008 or the period of October 30, 2007 (inception) to December 31, 2008.

The net federal operating loss carry forward will expire in 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 For the Year Ended December 31, 2008 and
October 30, 2007 (Inception) to December 31, 2007

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

Note 7 – Subsequent Events

No events have occurred subsequent to the balance sheet date that would require disclosure herein.