Form 10-Q
period 2009-05-13
Pole Perfect Studios, Inc.
filed 2009-05-13
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2009

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

Yes ☒                   No ☐

4,351,732  shares of Common Stock, par value $.001, were outstanding on May 13, 2009.

POLE PERFECT STUDIOS, INC.

INDEX

PART I—FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Balance Sheets
	March 31, 2009	December 31, 2008

	(unaudited)
ASSETS

Current assets
Cash	$32,192	$33,301
Total current assets	32,192	33,301

Total assets	$32,192	$33,301

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,650	$-
Total current liabilities	5,650	-

Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, none Issued or outstanding	-	-
Common stock, $.001 par value; 75,000,000 shares authorized, 4,351,732 shares issued and outstanding at March 31, 2009 and December 31, 2008	4,352	4,352
Additional Paid in Capital	65,945	65,945
Deficit accumulated during the development stage	(43,755)	(36,996)
Total stockholders' equity	26,542	33,301

Total liabilities and stockholders' equity	$32,192	$33,301

The accompanying notes are an integral part of these financial statements.

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)
			For the period from October 30, 2007 (inception) to March 31, 2009

	Three months ended March 31,
	2009	2008

Revenue	$-	$-	$-

Expenses
Professional fees	6,759	1,000	28,634
Other general & administrative	-	-	15,121
Total expenses	6,759	1,000	43,755

Net loss	$(6,759)	$(1,000)	$(43,755)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	4,351,732	3,464,000

The accompanying notes are an integral part of these financial statements.

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
			For the period from October 30, 2007 (inception) to March 31, 2009

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(6,759)	$(1,000)	$(43,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	3,000
Changes in operating liabilities:
Accounts payable	5,650	-	5,650
Net cash used in operating activities	(1,109)	(1,000)	(35,105)

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of stock	-	-	67,297
Net cash provided by financing activities	-	-	67,297

Net change in cash	(1,109)	(1,000)	32,192

Cash at beginning of period	33,301	17,000	-

Cash at end of period	$32,192	$16,000	$32,192

Supplemental disclosure of non-cash investing and financing activities:

Issuance of 154,639 shares of common stock for professional and consulting services	$-	$-	$3,000

Supplemental Cash Flow Information:

Cash paid for interest	$-	-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

POLE PERFECT STUDIOS, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
 For the Three Months Ended March 31, 2009 and 2008

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements as reported in Form 10-K.  The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

Note 2 – Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) as a last resort, seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Plan of Operation

As of March 31, 2009, we have $32,192 of cash available.  We have $5,650 of current liabilities.  From the date of inception (October 30, 2007) to March 31, 2009, the Company has recorded a net loss of $43,755 of which were expenses relating to the initial development of the Company, filing its Form S-1Registration Statement on May 2, 2008, and expenses relating to maintaining Reporting Company status with the SEC.  In order to continue as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S-1 on May 2, 2008, which was deemed effective on May 13, 2008, and since that time, the Company has sold 597,093 shares of common stock to 40 shareholders. All proceeds derived from the offering have been and will continued to be used by the Company to fund its initial development, including administrative costs associated with maintaining its status as a Reporting Company, as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934, as amended.  The Company intends to continue with its effort to sale its common shares through this offering, in order to provide (i) funding its initial development and (ii) funding for those expenses associated with maintaining its reporting company status.

In addition, over the course of the next 30 to 60 days, management intends to focus its efforts on obtaining a quotation for its common stock on the Over the Counter Bulletin Board (“OTCBB”).  Management believes having its common stock quoted on the OTCBB will provide it an

Plan of Operation (continued)

increased opportunity to raise additional capital for its proposed business development.  However, there can be no guarantee or assurance the Company will be successful in filing a Form 211 application and obtaining a quotation.  To date, there is no public market for the Company’s common stock. There can be no guarantee or assurance that a public market will ever exist for its common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, Ms. Skalko, and the Company does not anticipate hiring any additional employees within the next twelve months.

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

As of March 31, 2009 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the

Item 4.  Controls and Procedures (continued)

inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2009 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: (i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

Item 4.  Controls and Procedures (continued)

We will continue to monitor and  evaluate  the  effectiveness  of our  internal controls and procedures and our internal controls over financial reporting on an ongoing  basis and are  committed  to taking  further  action  and  implementing additional enhancements or improvements, as necessary and as funds allow

Changes in Internal Controls.

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
None.

Item 3.   Defaults upon Senior Securities
None.

Item 4.   Submission of Matters to Vote of Security Holders
None.

Item 5.   Other Information
None.

Item 6.  Exhibits

(a) Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of Tammy Skalko pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pole Perfect Studios, Inc.

Date: May 13, 2009	By: /s/ Tammy Skalko
Tammy Skalko Chief Financial Officer, Treasurer (Principal financial and accounting officer)

Date: May 13, 2009	By: /s/ Tammy Skalko
Tammy Skalko President and Chief Executive Officer