Form 10-Q
period 2009-06-30
Pole Perfect Studios, Inc.
filed 2009-08-10
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

Commission File Number 333-150616

Pole Perfect Studios, Inc.

(Exact name of registrant as specified in its charter)

Nevada	74-3237581
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Pole Perfect Studios, Inc.

34570Rockcliff Place

Longwood, Florida 32779

(407) 733-4200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .  No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	.	Smaller reporting company	X .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

4,351,732  shares of Common Stock, par value $.001, were outstanding on August 7, 2009.

POLE PERFECT STUDIOS, INC.

PART I—FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Pole Perfect Studios, Inc.

(A Development Stage Enterprise)

 Unaudited Financial Statements

June 30, 2009 and 2008

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)

BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

Current assets

Cash	$13,604	$17,000

Total current assets	13,604	17,000

Total assets	$13,604	$17,000

LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 5,000,000 authorized;
no shares issued and outstanding	$-	$-
Common stock, $.001 par value, authorized 70,000,000 shares;
4,351,732 issued and outstanding June 30, 2008	3,755	3,755
Additional paid-in capital	28,245	28,245
Accumulated deficit during development stage	(18,396)	(15,000)

Total stockholders' equity	13,604	17,000

Total liabilities and stockholders' equity	$13,604	$17,000

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

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months	Inception	Inception
	Ended	to	to
	June 30,	December 31,	June 30,
	2008	2008	2008

Cash flows from operating activities

Net (loss)	$(3,396)	$(15,000)	$(18,396)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:

Common stock issued for services	-	3,000	3,000

Net cash used in operating activities	(3,396)	(12,000)	(15,396)

Cash flows from investing activities	-	-	-

Cash flows from financing activities

Proceeds received from issuance of common stock	-	29,000	29,000

Net cash provided by financing activities	-	29,000	29,000

Net increase (decrease) in cash	(3,396)	17,000	13,604
Cash, Beginning of period	17,000	-	-

Cash , end of period	13,604	17,000	13,604

Supplemental disclosure of non-cash investing and
financing activities:

Issuance of 154,539 shares of common stock for consulting services	$-	$3,000	$3,000

POLE PERFECT STUDIOS, INC.

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

June 30, 2009 and 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements as reported in Form 10K. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full year ended December 31, 2009.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Plan of Operation

As of March 31, 2009, we have $13,604 of cash available. We have no current liabilities. From the date of inception (October 30, 2007) to March 31, 2009, the Company has recorded a net loss of $18,396 of which were expenses relating to the initial development of the Company, filing its Form S-1Registration Statement on May 2, 2008, and expenses relating to maintaining Reporting Company status with the SEC. In order to continue as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

In addition, over the course of the next 30 to 60 days, management intends to focus its efforts on obtaining a quotation for its common stock on the Over the Counter Bulletin Board (“OTCBB”). Management believes having its common stock quoted on the OTCBB will provide it an increased opportunity to raise additional capital for its proposed business development. However, there can be no guarantee or assurance the Company will be successful in filing a Form 211 application and obtaining a quotation. To date, there is no public market for the Company’s common stock. There can be no guarantee or assurance that a public market will ever exist for its common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

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

As of June 30, 2009, the management observed weakness in internal controls over financial reporting relating to Disclosure Controls A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis. In connection with our overall assessment of internal control over financial reporting, we have described in this paragraph, were undertaking an effort to remediate this issue.

Except for the material weaknesses in internal control over financial reporting described above, no other material weaknesses were identified in our evaluation of internal controls as of June 30, 2009.

Changes in Internal Control over Financial Reporting

Remediation plans established and initiated by management during the quarter ended June 30, 2009 will be implemented.

While we have implemented or continue to implement our remediation activities, we believe it will take at a minimum one quarter and possibly multiple quarters of effective application of the control activities, including adequate testing of such control activities, in order for us to revise our conclusion regarding the effectiveness of our internal controls over financial reporting.

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

Pole Perfect Studios, Inc.

Date: August 7, 2009	By: /s/ Tammy Skalko
Tammy Skalko Chief Financial Officer, Treasurer (Principal financial and accounting officer)

Date: August 7, 2009	By: /s/ Tammy Skalko
Tammy Skalko President and Chief Executive Officer