Form 10-Q
period 2009-09-30
Pole Perfect Studios, Inc.
filed 2009-11-12
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

Commission File Number 333-150616

Pole Perfect Studios, Inc.

(Exact name of registrant as specified in its charter)

Nevada	74-3237581
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Pole Perfect Studios, Inc.

34570Rockcliff Place

Longwood, Florida 32779

(407) 733-4200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X . Yes      . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  X . Yes      . No

4,351,732 shares of Common Stock, par value $.001, were outstanding on August 13, 2009.

POLE PERFECT STUDIOS, INC.

PART I—FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Pole Perfect Studios, Inc.

(A Development Stage Enterprise)

 Unaudited Financial Statements

September 30, 2009 and 2008

Pole Perfect Studios, Inc.

(A Development Stage Enterprise)

 Unaudited Financial Statements

September 30, 2009 and 2008

POLE PERFECT STUDIOS, INC.

(A Development Stage Enterprise)

Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets

Cash	$18,123	$33,301

Total current assets	18,123	33,301

Total assets	$18,123	$33,301

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$400	$-

Total current liabilities	400	-

Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value; 75,000,000 shares authorized,
4,351,732 issued and outstanding	4,352	4,352
Additional paid-in capital	65,945	65,945
Deficit accumulated during the development stage	(52,574)	(36,996)

Total stockholders' equity	17,723	33,301

Total liabilities and stockholders' equity	$18,123	$33,301

POLE PERFECT STUDIOS, INC.

(A Development Stage Enterprise)

Statements of Operations

(Unaudted)

					For the period
	Three Months Ended		Nine Months Ended		October 30, 2007
	September 30,		September 30,		(Inception) to
	2009	2008	2009	2008	September 30, 2009

Revenue	$-	$-	$-	$-	$-

Expenses

Professional fees	7,615	17,800	15,536	17,800	37,411
Other general & administrative	42	-	42	3,396	15,163

Total expenses	7,657	17,800	15,578	21,196	52,574

Net loss	$(7,657)	$(17,800)	$(15,578)	$(21,196)	$(52,574)

Net loss per weighted share,
basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common
shares outstanding, basic and
fully diluted	4,351,732	3,977,804	4,351,732	3,854,005

POLE PERFECT STUDIOS, INC.

(A Development Stage Enterprise)

Statements of Cash Flows

(Unaudited)

			For the period
	For the Nine Months Ended		October 30, 2007
	September 30,		(Inception) to
	2009	2008	September 30, 2009
Cash flows from operating activities

Net loss	$(15,578)	$(21,196)	$(52,574)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	-	3,000
Changes in operating liabilities:
Accounts payable	400	-	400

Net cash used in operating activities	(15,178)	(21,196)	(49,174)

Net cash used in investing activities	-	-	-

Cash flows from financing activities

Proceeds from sale of stock	-	37,555	67,297

Net cash provided by financing activities	-	37,555	67,297

Net increase (decrease) in cash	(15,178)	16,359	18,123
		-
Cash at beginning of period	33,301	17,000	-

Cash at end of period	$18,123	$33,359	$18,123

Supplemental disclosure of non-cash investing
and financing activities:

Issuance of 154,639 shares of common stock
for professional and consulting services	$-	$-	$3,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

POLE PERFECT STUDIOS, INC.

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

September 30, 2009 and 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.

Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 reflect all adjustments (consisting only of normal recurring items) necessary to present fairly the financial information set forth therein. The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the nine-month period ended September 30, 2009 are not necessarily indicative of the operating results for the full year ended December 31, 2009.

The Company has evaluated, for adjustment to or disclosure in the financial statements, all subsequent events that occurred up to the time of the Company’s issuance of its financial statements on November 10, 2009.

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

Plan of Operation

As of September30, 2009, we have $18,123 of cash available. We have $400 of current liabilities. From the date of inception (October 30, 2007) to March 31, 2009, the Company has recorded a net loss of $52,572 of which were expenses relating to the initial development of the Company, filing its Form S-1Registration Statement on May 2, 2008, and expenses relating to maintaining Reporting Company status with the SEC. In order to continue as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

In addition, the Company has secured its trading symbol and has been approved for quotation on the OTC BB. To date no trades have occurred. Management believes having its common stock quoted on the OTCBB will provide it an increased opportunity to raise additional capital for its proposed business development. To date, there is no public market for the Company’s common stock. There can be no guarantee or assurance that a public market will ever exist for its common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

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

As of September 30, 2009 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2009 and communicated the matters to our management.

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

Pole Perfect Studios, Inc.

Date: November 12, 2009	By: /s/ Tammy Skalko
Tammy Skalko Chief Financial Officer, Treasurer (Principal financial and accounting officer)

Date: November 12, 2009	By: /s/ Tammy Skalko
Tammy Skalko President and Chief Executive Officer