Form 10-K
period 2009-12-31
Pole Perfect Studios, Inc.
filed 2010-03-26
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  X . No      .

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if smaller reporting company)	Smaller Reporting Company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

The Registrant had outstanding 4,351,732 shares of Common Stock par value $0.001 as of March 30, 2009

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference: registration statement and exhibits thereto filed on Form S-1 filed on March 2, 2009 are incorporated by reference within Part I and Part II herein.

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

 We were incorporated on October 30, 2007 and we have not started our proposed business activities or realized any revenues. Since inception we have accumulated a loss of $55,489. We have no operating history upon which an evaluation of our future success or failure can be made. Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research. Failure to generate revenues will cause us to suspend or cease activities.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2009. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We evaluated our existing controls for the year ended December 31, 2009. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2009. The identified material weaknesses did not result in material audit adjustments to our 2009 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

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

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001. On November 5, 2007, the Company authorized the issuance of 3,754,639 shares of its $.001 par value common stock. The three founders paid $29,000 for 3,600,000 shares, or $0.00806 per share. Two unaffiliated persons acquired 154,639 shares of Common Stock in exchange for $3,000 in services rendered. This represents a price paid for their shares of $0.0194 per share. As of December 31, 2009, 4,351,732 shares were issued and outstanding. During the year ended December 31, 2008, the Company issued a total of 547,093 shares for a total cash consideration of $38,297.

We did not declare or pay dividends during the fiscal year ended December 31, 2009 and do not anticipate declaring or paying dividends in fiscal year 2010.

We had no equity compensation plan in 2009.

ITEM 6 SELECTED FINANCIAL DATA.

Summary of Financial Data

For Year Ended December 31, 2009

Revenues	$0

Operating Expenses	$18,493

Earnings (Loss)	$(18,493)

Total Assets	$15,523

Liabilities	$0

Shareholders’ Equity	$14,808

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Pole Perfect Studios, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2009. As of December 31, 2009, the Company has not identified any critical estimates that are used in the preparation of the financial statements9

Liquidity and Capital Resources. At the end of fiscal year 2009 we had $15,523 of cash on hand and available; we had no liabilities. We must secure additional funds in order to continue our business. We cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to developing our business; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds, then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. We have not begun operations and we have not generated any revenues. Since incorporation we have incurred a loss of $55,489.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2009 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2009 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

•

Representative with Financial Expertise — For the year ending December 31, 2009, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION.

None

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides the names and addresses of each person known to Pole Perfect Studios to own more than 5% of the outstanding common stock as of December 31, 2009, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Common Stock	Tammy Skalko
	3457 Rockcliff Place
	Longwood, Florida 32779	1,200,000, shares	28%

Common Stock	James Beshara
	35 Watergate
	Unit 1103
	Sarasota, Florida 34236	1,200,000 shares	28%

Common Stock	Harry Stone II
	5611 Woodview Drive
	Longwood, Florida 34779	1,200,000 shares	28%

Total Ownership		3,600,000 shares	84%

The percent of class is based on 4,301,734 shares of common stock issued and outstanding as of December 31, 2009.

DIRECTOR, EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

Pole Perfect Studios’ executive Officer, Director and Control affiliate and their respective ages as of December 31, 2009 are as follows:

Directors:

Name of Director	Age

Tammy Skalko	36

James Beshara	58

Executive Officers:

Name of Officer	Age	Office

Tammy Skalko	36	President, Chief Financial Officer, and

James Beshara	58	Treasurer/Secretary

Harry Stone II	48	Affiliate

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

Harry C. Stone II, Control Person.

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

ITEM 11 EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted Stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation

Tammy Skalko Director, President	2007 2009	0	0	0	0	0	0	0

James Beshara Director, Secretary/Treas	2007 2009	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2009. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2009. No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2009. We have also not granted any stock options to the executive officer of the Company.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table provides the names and addresses of each person known to Pole Perfect Studios to own more than 5% of the outstanding common stock as of December 31, 2009, and by the management of the Company.

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

*The percent of class is based on 4,301,734 shares of common stock issued and outstanding as of December 31, 2009

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2009, there were no material transactions between the Company and any Officer, Director or related party has not, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of December 31, 2009 the Company has incurred auditing expenses of approximately $15,000. There were no other audit related services or tax fees incurred. The Company's management has performed all work pertaining to tax matters and therefore, the costs associated with this work has been immaterial.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)

The following documents have been filed as a part of this Annual Report on Form 10-K.

1.

Financial Statements

2.

Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.

Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation are incorporated herein by reference to Form S-1, filed on March 2, 2009.

3.2	By-Laws are incorporated herein by reference to Form SB-2, filed on March 2, 2009.

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	4700 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLE PERFECT STUDIOS, INC.

By:	/s/ Tammy Skalko
Tammy Skalko
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Director

Date: March 25, 2010

Pole Perfect Studios, Inc.

(A Development Stage Enterprise)

Financial Statements

For the Years Ended December 31, 2009 and 2008 and the

Period from October 30, 2007 (Inception) to December 31, 2009

Pole Perfect Studios, Inc.

(A Development Stage Enterprise)

 Financial Statements

For the Years Ended December 31, 2009 and 2008 and the

Period from October 30, 2007 (Inception) to December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Pole Perfect Studios, Inc.

I have audited the accompanying balance sheets of Pole Perfect Studios, Inc. (a development stage company) as of December 31, 2009 and 2008 and the statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of Pole Perfect Studios, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in development stage and has experienced losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA

Altamonte Springs, Florida

March 30, 2010

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Balance Sheets

	December 31,
	2009	2008
ASSETS

Current assets

Cash	$15,523	$33,301

Total current assets	15,523	33,301

Total assets	$15,523	$33,301

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$515	$-
Related party payable	200	-

Total current liabilities	715	-

Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value; 75,000,000 shares authorized,
4,351,732 issued and outstanding	4,352	4,302
Additional paid-in capital	65,945	65,995
Deficit accumulated during the development stage	(55,489)	(36,996)

Total stockholders' equity	14,808	33,301

Total liabilities and stockholders' equity	$15,523	$33,301

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Statements of Operations

			For the period
			October 30, 2007
	Year Ended December 31,		(inception) to
	2009	2008	December 31, 2009

Revenue	$-	$-	$-

Expenses

Professional fees	18,451	21,875	18,451
Other general & administrative	42	121	42

Total expenses	18,493	21,996	18,493

Net loss	$(18,493)	$(21,996)	$(18,493)

Net loss per weighted share,
basic and fully diluted	$(0.00)	$(0.01)

Weighted average shares outstanding	4,351,732	3,965,391

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholder's Equity
Cumulative from October 30, 2007 (Inception) to December 31, 2009

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, October 30, 2007 (Inception)	-	$-	$-	$-	$-
Shares issued for cash	3,600,000	3,600	25,400	-	29,000
Shares issued for services	154,639	155	2,845	-	3,000
Net loss, October 30, 2007
(Inception) to December 31, 2007	-	-	-	(15,000)	(15,000)

Balance, December 31, 2007	3,754,639	3,755	28,245	(15,000)	17,000

Shares issued for cash	597,093	597	37,700	-	38,297
Net loss, year ended December 31, 2008	-	-	-	(21,996)	(21,996)

Balance, December 31, 2008	4,351,732	4,352	65,945	(36,996)	33,301

Net loss, year ended December 31, 2009	-	-	-	(18,493)	(18,493)

Balance, December 31, 2009	4,351,732	$4,352	$65,945	$(55,489)	$14,808

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
			October 30, 2007
	Year Ended December 31,		(inception) to
	2009	2008	December 31, 2009
Cash flows from operating activities

Net loss	$(18,493)	$(21,996)	$(55,489)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	-	3,000
Changes in operating liabilities:
Related party payable	200		200
Accounts payable	515	-	515

Net cash used in operating activities	(17,778)	(21,996)	(51,774)

Net cash used in investing activities	-	-	-

Cash flows from financing activities

Proceeds from sale of stock	-	38,297	67,297

Net cash provided by financing activities	-	38,297	67,297

Net increase (decrease) in cash	(17,778)	16,301	15,523
		-
Cash at beginning of period	33,301	17,000	-

Cash at end of period	$15,523	$33,301	$15,523

Supplemental disclosure of non-cash investing
and financing activities:

Issuance of 154,639 shares of common stock
for professional and consulting services	$-	$-	$3,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

POLE PERFECT STUDIOS, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended December 31, 2009 and 2008 and the

Period of October 30, 2007 (Inception) to December 31, 2009

Note 1 – Nature of Business

The financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Pole Perfect Studios, Inc., as of December 31, 2009 and 2008 and the results of its operations and cash flows for periods then ended, have been included.

Pole Perfect Studios, Inc. (“Company”) was organized October 30, 2007 under the laws of the State of Nevada for the purpose of owning and operating a chain of female centered dance and fitness studios. The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with FASB ASC Topic 915 (formerly Statement of Financial Accounting Standard (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises), is considered a Development Stage Enterprise.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2009 or 2008.

Income taxes

The Company complies with FASB ASC Topic 740 (formerly SFAS No. 109 Accounting for Income Taxes). A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

The Company adopted FASB ASC Topic 740, which provides guidance for recognizing and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in the financial statements. The adoption had no impact on the Company’s financial statements and did not result in unrecognized tax expenses being recorded. Accordingly, no corresponding interest and penalties have been accrued.

Share Based Expenses

The Company complies with FASB ASC Topic 718 Compensation—Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 primarily focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted FASB ASC Topic 718 upon formation of the company and expenses share based costs in the period incurred.

POLE PERFECT STUDIOS, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended December 31, 2009 and 2008 and the

Period of October 30, 2007 (Inception) to December 31, 2009

Note 2 – Significant Accounting Policies (continued)

Valuation of Investments in Securities and Securities at fair value – Definition and Hierarchy

Effective January 1, 2008, the Company adopted FASB ASC 820-10-15, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the Financial Accounting Standards Board (“FASB”) requires or permits fair value measurements but does not require any new fair value measurements. The Company had adopted FASB ASC 820-10-15, which had deferred the effective date for the disclosure of fair value measurements related to nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of FASB ASC 820-10-15 did not have any material impact on the Company’s financial statements.

Valuation of Investments in Securities and Securities at fair value – Definition and Hierarchy

FASB ASC 820-10-15 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. FASB ASC 820-10-15 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1 – unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company at the measurement date.

Level 2 – inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3 – inputs that are unobservable in the marketplace and significant to the valuation

FASB ASC 820-10-15 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

Valuation Techniques

The Company values investment in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At December 31, 2009 and 2008, the Company had no investments classified as securities owned on the balance sheet that were classified as Level 1 investments.

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

Recent Accounting Pronouncements

In October 2009, the FASB approved for issuance Emerging Issues Task Force (“EITF”) issue 08-01, Revenue Arrangements with Multiple Deliverables. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not

POLE PERFECT STUDIOS, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended December 31, 2009 and 2008 and the

Period of October 30, 2007 (Inception) to December 31, 2009

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its financial statements or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

In December 2007, the FASB issued FASB ASC 805-10-10, Business Combinations. FASB ASC 805-10-10 replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FASB ASC 805-10-10 also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. FASB ASC 805-10-10 is effective for business combinations occurring in the fiscal years beginning on or after December 15, 2008. The adoption of FASB ASC 805-10-10 did not have a significant impact on our financial position, results of operations or cash flows.

In December 2007, FASB issued FASB ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements, an amendment of FASB ASC 810-10-10, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FASB ASC 810-10-65 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively. The adoption of FASB ASC 810-10-65 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued FASB ASC 815-10-15, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB ASC 815-10-05. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. FASB ASC 815-10-15 is effective for periods beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of FASB ASC 815-10-15 did not have a significant impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10-65 provides guidance for determining when a transaction is not orderly and for estimating fair value in accordance with FASB ASC 820-10-05, Fair Value Measurements, when there has been a significant decrease in the volume and level of activity for an asset or liability. FASB ASC 820-10-65 does not change the measurement objective of FASB ASC 820-10-05 which is “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” FASB ASC 820-10-65 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FASB ASC 820-10-65 did not have a significant impact on our financial position, results of operations or cash flows.

POLE PERFECT STUDIOS, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended December 31, 2009 and 2008 and the

Period of October 30, 2007 (Inception) to December 31, 2009

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments. FASB ASC 320-10-65 modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery. FASB ASC 320-10-65 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FASB ASC 320-10-65 did not have a significant impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments. FASB ASC 825-10-65 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require fair value of financial instrument disclosures whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosures at year-end. The provisions of FASB ASC 825-10-65 are effective for interim periods ending after June 15, 2009. The adoption of FASB ASC 825-10-65 did not have a significant impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued FASB ASC 855-10-15, Subsequent Events. This Statement requires entities to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements (“recognizable subsequent events”). This Statement also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events. FASB ASC 855-10-15 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855-10-15 did not have a significant impact on our financial statements.

In June 2009, the FASB issued FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The Statement establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with U.S. GAAP. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10-65 did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB ASC 860-10-1 (“SFAS 166”). This Statement improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is effective for interim and annual reporting periods beginning after November 15, 2009, and is not expected to have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB ASC 810-10-15 (“SFAS 167”). This statement which eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This Statement clarifies, but does not significantly change, the characteristics that identify a variable interest entity. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009, and is not expected to have a material impact on our financial statements

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

POLE PERFECT STUDIOS, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended December 31, 2009 and 2008 and the

Period of October 30, 2007 (Inception) to December 31, 2009

Note 3 – Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001. On November 5, 2007, the Company authorized the issuance of 3,754,639 shares of its $.001 par value common stock. The three founders paid $29,000 for 3,600,000 shares, or $0.00806 per share. Two unaffiliated persons acquired 154,639 shares of Common Stock in exchange for $3,000 in services rendered. This represents a price paid for their shares of $0.0194 per share. As of December 31, 2009 and 2008, 4,351,732 shares were issued and outstanding. During the year ended December 31, 2008, the Company issued a total of 547,095 shares for a total cash consideration of $38,297. No common shares were issued during the year ended December 31, 2009.

Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. As of the December 31, 2009 and 2008, there are no preferred shares issued and outstanding.

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC Topic 260 (formerly SFAS No. 128, Earnings Per Share). The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. As of December 31, 2008 and since inception, the Company had no dilutive potential common shares.

Note 4 – Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Pursuant to FASB ASC Topic 740, when it is more likely than not that a tax asset cannot be realized through future income, the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	-34%
0%

Net deferred tax assets consist of the following:

From
Inception
Net operating loss carry forward	$18,866
Valuation allowance	(18,866)
Net deferred tax asset	$-

The Company did not pay any income taxes during the years ended December 31, 2009 or 2008. The net federal operating loss carry forward will begin to expire in 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

POLE PERFECT STUDIOS, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended December 31, 2009 and 2008 and the

Period of October 30, 2007 (Inception) to December 31, 2009

Note 5 – Related Party Transactions

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

During the year ended December 31, 2009, the Company received $200 from a related party for payment of outstanding payables. The loan is non-interest bearing and due on demand and as such is included in current liabilities. Imputed interest has been considered but was determined to be immaterial to the financial statements as a whole and therefore no imputed interest has been recorded on the amounts due.

Note 6 – Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 7 – Subsequent Events

No events have occurred subsequent to the balance sheet date that would require disclosure herein.