Form 10-Q
period 2010-03-31
Pole Perfect Studios, Inc.
filed 2010-05-18
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

4,351,732 shares of Common Stock, par value $.001, were outstanding on May 10, 2010.

Pole Perfect Studios, Inc.

(A Development Stage Enterprise)

Financial Statements

For the Three Months Ended March 31, 2010 and 2009 and the

Period from October 30, 2007 (Inception) to March 31, 2010

Pole Perfect Studios, Inc.

(A Development Stage Enterprise)

 Financial Statements

For the Three Months Ended March 31, 2010 and 2009 and the

Period from October 30, 2007 (Inception) to March 31, 2010

POLE PERFECT STUDIOS, INC.

PART I—FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets

Cash	$15,523	$15,523

Total current assets	15,523	15,523

	$15,523	$15,523

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$3,215	$515
Related party payable	200	200

Total current liabilities	3,415	715

Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value; 75,000,000 shares authorized,
4,351,732 issued and outstanding	4,352	4,352
Additional paid-in capital	65,945	65,945
Deficit accumulated during the development stage	(58,189)	(55,489)

Total stockholders' equity	12,108	14,808

	$15,523	$15,523

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Statements of Operations

			For the period
			October 30, 2007
	Three months ended March 31,		(inception) to
	2010	2009	March 31, 2010

Revenue	$-	$-	-

Expenses

Professional fees	2,700	6,759	43,026
Other general & administrative	-	-	15,163

Total expenses	2,700	6,759	58,189

Net loss	$(2,700)	$(6,759)	(58,189)

Net loss per weighted share,
basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	4,351,732	4,351,732

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
			October 30, 2007
	Three months ended March 31,		(inception) to
	2010	2009	March 31, 2010
Cash flows from operating activities

Net loss	$(2,700)	$(6,759)	$(58,189)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	-	3,000
Changes in operating liabilities:
Related party payable	-	-	200
Accounts payable and accrued liabilities	2,700	5,650	3,215

Net cash used in operating activities	-	(1,109)	(51,774)

Net cash used in investing activities	-	-	-

Cash flows from financing activities

Proceeds from sale of stock	-	-	67,297

Net cash provided by financing activities	-	-	67,297

Net increase (decrease) in cash	-	(1,109)	15,523

Cash at beginning of period	15,523	33,301	-

Cash at end of period	$15,523	$32,192	$15,523

Supplemental disclosure of non-cash investing
and financing activities:

Issuance of 154,639 shares of common stock
for professional and consulting services	$-	$-	$3,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

POLE PERFECT STUDIOS, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Three Months Ended March 31, 2010 and 2009 and the

Period of October 30, 2007 (Inception) to March 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.

Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 reflect all adjustments (consisting only of normal recurring items) necessary to present fairly the financial information set forth therein. The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the operating results for the full year ended December 31, 2010.

The Company has evaluated, for adjustment to or disclosure in the financial statements, all subsequent events that occurred up to the time of the Company’s issuance of its financial statements on May 17, 2010.

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

Plan of Operation

As of March 31, 2010, we have $15,523 of cash available. We have $3,415 of current liabilities. From the date of inception (October 30, 2007) to March 31, 2010, the Company has recorded a net loss of $58,189 of which were expenses relating to the initial development of the Company, filing its Form S-1Registration Statement on May 2, 2008, and expenses relating to maintaining Reporting Company status with the SEC. In order to continue as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Pole Perfect Studios, Inc.

Date: May 18, 2010	By: /s/ Tammy Skalko
Tammy Skalko Chief Financial Officer, Treasurer (Principal financial and accounting officer)

Date: May 18, 2010	By: /s/ Tammy Skalko
Tammy Skalko President and Chief Executive Officer