Form 10-Q
period 2010-06-30
Pole Perfect Studios, Inc.
filed 2010-08-04
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

Commission File Number 333-150616

Pole Perfect Studios, Inc.

(Exact name of registrant as specified in its charter)

Nevada	74-3237581
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Pole Perfect Studios, Inc.

34570 Rockcliff Place

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

 X . Yes      . No

4,301,730 shares of Common Stock, par value $.001, were outstanding on August 3, 2010.

POLE PERFECT STUDIOS, INC.

PART I—FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Pole Perfect Studios, Inc.

(A Development Stage Enterprise)

 Financial Statements

For the Three and Six Months Ended June 30, 2010 and 2009 and the

Period from October 30, 2007 (Inception) to June 30, 2010

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Balance Sheets

	June 30, 2010	December 31, 2009

	(Unaudited)
ASSETS

Current assets

Cash	$4,854	$15,523

Total current assets	4,854	15,523

Total assets	$4,854	$15,523

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,835	$515
Related party payable	200	200

Total current liabilities	2,035	715

Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value; 75,000,000 shares authorized,
4,301,730 and 4,351,732 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	4,302	4,352
Additional paid-in capital	64,995	65,945
Deficit accumulated during the development stage	(66,478)	(55,489)

Total stockholders' equity	2,819	14,808

Total liabilities and stockholders' equity	$4,854	$15,523

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Statements of Operations

					For the
					period
					October 30,
					2007
					(inception)
	Three months ended		Six months ended		to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Expenses

Professional fees	3,112	1,162	5,812	7,921	24,263
Other general & administrative	5,177	-	5,177	-	5,219

Total expenses	8,289	1,162	10,989	7,921	29,482

Net loss	$(8,289)	$(1,162)	$(10,989)	$(7,921)	$(29,482)

Net loss per weighted share,
basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	4,335,405	4,351,732	4,343,523	4,351,732

POLE PERFECT STUDIOS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

				For the period
				October 30, 2007
		Six months ended June 30,		(inception) to
		2010	2009	June 30, 2010
Cash flows from operating activities
Net loss		$(10,989)	$(7,921)	$(66,478)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services		-	-	3,000
Changes in operating liabilities:
Related party payable		-		200
Accounts payable		1,320	2,312	1,835
Net cash used in operating activities		(9,669)	(5,609)	(61,443)

Net cash used in investing activities		-	-	-

Cash flows from financing activities
Shares rescinded		(1,000)		(1,000)
Proceeds from sale of stock		-	-	62,995
Net cash provided by financing activities		(1,000)	-	61,995

Net increase (decrease) in cash		(10,669)	(5,609)	552
			-
Cash at beginning of period		15,523	33,301	-

Cash at end of period		$4,854	$27,692	$552

Supplemental disclosure of non-cash investing
and financing activities:
Issuance of 154,639 shares of common stock
for professional and consulting services		$-	$-	$3,000

Supplemental Cash Flow Information:
Cash paid for interest		$--	$-	$-
Cash paid for income taxes	$	$ -	$-	$-

POLE PERFECT STUDIOS, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Three and Six Months Ended June 30, 2010 and 2009 and the

Period of October 30, 2007 (Inception) to June 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.

Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 reflect all adjustments (consisting only of normal recurring items) necessary to present fairly the financial information set forth therein. The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three month period ended June 30, 2010 are not necessarily indicative of the operating results for the full year ended December 31, 2010.

The Company has evaluated, for adjustment to or disclosure in the financial statements, all subsequent events that occurred up to the time of the Company’s issuance of its financial statements on August 5, 2010.

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

Plan of Operation

As of June 30, 2010, we have $4,854 of cash available. We have $2,035of current liabilities. From the date of inception (October 30, 2007) to June 30, 2010, the Company has recorded a net loss of $66,478 of which were expenses relating to the initial development of the Company, filing its Form S-1Registration Statement on May 2, 2008, and expenses relating to maintaining Reporting Company status with the SEC. In order to continue as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

On September, 2, 2008, the Company issued 42, 857 shares of our common stock  to Walker Bannister and Dunn in exchange for $2,999.99 in cash. Funds were not received by the time the offering was closed and, as a result,  it was agreed that the shares would be canceled. In addition, BeLinda Davis paid $1,000 for 7,145 shares of our common stock after the offering was closed. The transaction was subsequently reversed on June 2, 2010, but the amount of shares represented by both BeLinda Davis and Walker Bannister and Dunn were previously reported as issued and outstanding. The adjusted number of shares currently outstanding have been included as part of this report.

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

Pole Perfect Studios, Inc.

Date: August 3, 2010	By: /s/ Tammy Skalko
Tammy Skalko Chief Financial Officer, Treasurer (Principal financial and accounting officer)

Date: August 3, 2010	By: /s/ Tammy Skalko
Tammy Skalko President and Chief Executive Officer