Form 10-Q
period 2010-09-30
Pole Perfect Studios, Inc.
filed 2010-10-27
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

Commission File Number 333-150616

Pole Perfect Studios, Inc.

(Exact name of registrant as specified in its charter)

Nevada	74-3237581
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Pole Perfect Studios, Inc.

3457 Rockcliff Place

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

4,301,730 shares of Common Stock, par value $.001, were outstanding on October 30, 2010.

PART I—FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Pole Perfect Studios, Inc.

(A Development Stage Enterprise)

 Financial Statements

For the Three and Nine Months Ended September 30, 2010 and 2009 and the

Period from October 30, 2007 (Inception) to September 30, 2010

Pole Perfect Studios, Inc.

(A Development Stage Enterprise)

 Financial Statements

For the Three and Nine Months Ended September 30, 2010 and 2009 and the

Period from October 30, 2007 (Inception) to September 30, 2010

Page
Balance Sheets as of September 30, 2010 and December 31, 2009	4

Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and the period of October 30, 2007 (Inception) to September 30, 2010	5

Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and the period of October 30, 2007 (Inception) to September 30, 2010	6

Notes to Financial Statements	7

POLE PERFECT STUDIOS, INC.

(A Development Stage Enterprise)

Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash	$973	$15,523
Prepaid expenses	145	-
Total current assets	1,118	15,523

Total assets	$1,118	$15,523

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,009	$515
Related party payables	2,200	200
Total current liabilities	3,209	715

Stockholders' (Deficit) Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 75,000,000 shares authorized, 4,301,730 and 4,351,732 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	4,302	4,352
Additional paid-in capital	64,995	65,945
Deficit accumulated during the development stage	(71,388)	(55,489)
Total stockholders' (deficit) equity	(2,091)	14,808

Total liabilities and stockholders' (deficit) equity	$1,118	$15,523

See accompanying notes to financial statements

POLE PERFECT STUDIOS, INC.

(A Development Stage Enterprise)

Statements of Operations

					For the period
	Three Months Ended		Nine Months Ended		30-Oct-07
	September 30,		September 30,		(inception) to
	2010	2009	2010	2009	30-Sep-10
Revenue	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	1,105	7,615	6,917	15,536	62,243
Other general & administrative	3,796	42	8,973	42	9,136
Total operating expenses	4,901	7,657	15,890	15,578	71,379

Other Expense
Interest expense	9	-	9	-	9
Total other expense	9	-	9	-	9

Net loss	$(4,910)	$(7,657)	$(15,899)	$(15,578)	$(71,388)

Net loss per weighted share, basic and fully diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding	4,301,730	4,351,732	4,329,439	4,351,732

See accompanying notes to financial statements

POLE PERFECT STUDIOS, INC.

(A Development Stage Enterprise)

Statements of Cash Flows

			For the period
			30-Oct-07
	Nine months ended September 30,		(inception) to
	2010	2009	30-Sep-10
Cash flows from operating activities
Net loss	$(15,899)	$(15,578)	$(71,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	3,000
Changes in operating liabilities:
Prepaid expenses	(145)	-	(145)
Related party payables	2,000	-	2,200
Accounts payable and accrued liabilities	494	400	1,009
Net cash used in operating activities	(13,550)	(15,178)	(65,324)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Shares rescinded	(1,000)		(1,000)
Proceeds from sale of stock	-	-	67,297
Net cash provided by financing activities	(1,000)	-	66,297

Net increase (decrease) in cash	(14,550)	(15,178)	973
		-
Cash at beginning of period	15,523	33,301	-

Cash at end of period	973	$18,123	$973

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 154,639 shares of common stock for professional and consulting services	-	$-	$3,000

Supplemental Cash Flow Information:
Cash paid for interest	-	$-	$-
Cash paid for income taxes	-	$-	$-

See accompanying notes to financial statements

POLE PERFECT STUDIOS, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Three and Nine Months Ended September 30, 2010 and 2009 and the

Period of October 30, 2007 (Inception) to September 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.

Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 reflect all adjustments (consisting only of normal recurring items) necessary to present fairly the financial information set forth therein. The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the operating results for the full year ended December 31, 2010.

The Company has evaluated, for adjustment to or disclosure in the financial statements, all subsequent events that occurred up to the time of the Company’s issuance of its financial statements and determined there are no events to disclose.

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

NOTE 3 – RELATED PARTY PAYABLES

During the nine months ended September 30, 2010, the Company received advances from a shareholder totaling $2,000 to fund operations. The note carries an 8% interest rate, is due on demand and as such is included in current liabilities. The note is also convertible to common stock at the option of the bearer at a rate of $0.035 per common share. As of September 30, 2010, there was $9 in accrued interest due.

From inception to September 30, 2010, the Company has received total advances of $2,200 from shareholders.

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

Plan of Operation

As of September 30, 2010, we have $973 of cash available. We have $3,209 of current liabilities. From the date of inception (October 30, 2007) to September 30, 2010, the Company has recorded a net loss of $71,388 of which were expenses relating to the initial development of the Company, filing its Form S-1Registration Statement on May 2, 2008, and expenses relating to maintaining Reporting Company status with the SEC. In order to continue as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

In addition, the Company has secured its trading symbol and has been approved for quotation on the OTC BB. To date minimal trading has occurred. Management believes having its common stock quoted on the OTCBB will provide it an increased opportunity to raise additional capital for its proposed business development. To date, there is a public market for the Company’s common stock. There can be no guarantee or assurance that a public market will remain for its common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

On Sptember 8, 2010 Tammy Skalko loaned $2,000 and the company executed a promissory note baring an interest rate of 8%.

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

Pole Perfect Studios, Inc.

Date: October 27, 2010	By: /s/ Tammy Skalko
Tammy Skalko Chief Financial Officer, Treasurer (Principal financial and accounting officer)

Date: October 27, 2010	By: /s/ Tammy Skalko
Tammy Skalko President and Chief Executive Officer