Form 10-K
period 2010-12-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2011-04-15
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   X  . Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010.

      . Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _______________ to ______________

Commission file number: 000-53473

Torchlight Energy Resources, Inc.

(Exact name of Registrant in Its Charter)

Nevada	74-3237581
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

2007 Enterprise Avenue

League City, Texas 77573

(Address of Principal Executive Offices)

(281) 538-5938 (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock ($0.001 Par Value)

(Title of Each Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No   X  .

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No   X  .

At June 30, 2010, the aggregate market value of shares held by non-affiliates of the Registrant (based upon 701,730 shares held by non-affiliates on June 30, 2010) was approximately $35,087.

At March 31, 2011, there were 12,811,420 shares of the Registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

PART I

ITEM 1.   BUSINESS

Corporate History and Background

Torchlight Energy Resources, Inc. was incorporated in October 2007 under the laws of the State of Nevada.  Originally, our primary business objective was to develop and market fitness dance studios that offered an alternative to traditional gyms.  From our incorporation to November 2010, we was primarily engaged in business planning activities, including researching dance studio design trends, developing economic models and financial forecasts, performing due diligence regarding potential store front locations, investigating and analyzing income and age demographics for areas surrounding potential locations, evaluating the community’s attitude toward our business and searching for providers of additional capital to finance the build-out of our first location.

On November 23, 2010, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) with Tammy Skalko, an executive officer, director and major stockholder, James Beshara, a director and major stockholder, Harry Stone II, a major stockholder, Torchlight Energy, Inc. ("TEI"), and the persons owning 100% of the outstanding capital stock of TEI (the “TEI Stockholders”).  At closing, the TEI Stockholders transferred all of their shares of TEI common stock to us in exchange for an aggregate of 9,444,500 newly issued shares of our common stock.  Also at closing of the Exchange Agreement, Ms. Skalko, Mr. Beshara and Mr. Stone transferred to us an aggregate of 14,400,000 shares of our common stock for cancellation in exchange for aggregate consideration of $270,000.  Upon closing of these transactions, we had 12,251,420 shares of common stock issued and outstanding.  The 9,444,500 shares issued to the TEI Stockholders at closing represented 77.1% of our voting securities.

As a result of the transactions effected by the Exchange Agreement, at closing (i) TEI became our wholly-owned subsidiary, (ii) we abandoned all of our previous business plans within the health and fitness industries, including opening and operating dance studios, and (iii) the business of TEI became our sole business.  TEI is an exploration stage energy company, incorporated under the laws of the State of Nevada in June 2010.  It is engaged in the acquisition, exploration, exploitation and/or development of oil and natural gas properties in the United States.  Descriptions of our business hereinafter refer to the business of TEI.

On December 10, 2010, we effected a 4-for-1 forward split of our shares of common stock outstanding.  All owners of record at the close of business on December 10, 2010 (record date) received three additional shares for every one share they owned.  The share amounts reflected throughout this report take into account the 4-for-1 forward split.

Effective February 8, 2011, we changed our name from “Pole Perfect Studios, Inc.” to “Torchlight Energy Resources, Inc.” In connection with the name change, our ticker symbol changed from “PPFT” to “TRCH,” effective February 10, 2011.

Business Overview

Our business model is to focus on drilling and working interest programs within the United States that have a short window of payback, a high internal rate of return and proven and bookable reserves.  We currently have only one interest in an oil and gas project, the Marcelina Creek Field Development, as is described in more detail below in the section titled “Current Projects.”  We anticipate being involved in multiple other oil and gas projects moving forward, pending adequate funding.  We anticipate acquiring exploration and development projects as a non-operating working interest partner, participating in drilling activities primarily on a basis proportionate to its working interest.  We intend to spread the risk associated with drilling programs by entering into a variety of programs in different fields with differing economics.

Salient characteristics of the company include our industry relationships, leverage for prospect selection, anticipated diversity, both geologically and geographically, cost control, partnering, and protection of capital exposure.  Management believes opportunities exist to identify and pursue relatively low risk projects at very attractive entry prices.  These projects may be available from small operators in financial distress, larger companies that need to share costs, and large producers who are consolidating their activities in other areas.  Management believes attractive entry prices and tight cost control will result in returns that are superior to those achieved by major companies or small independents.  An integral part of this strategy is the partnering of major activities.  Such partnering will enable us to acquire the talents of proven industry veterans, as needed, without affecting our long-term fixed overhead costs.

Key Business Attributes

Experienced People.  We are building on the expertise and experiences of our sole executive officer, Thomas Lapinski.  We will also receive guidance from outside advisors and will align with high quality vendor partners.

Project Focus. We are focusing on exploitation and low risk exploration projects to reduce risk by pursuing resources where commercial production has already been established but where opportunity for additional and nearby development is indicated.

Lower Cost Structure.  We will attempt to maintain the lowest possible cost structure, enabling the greatest margins and providing opportunities for investment that would not be feasible for higher cost competitors for lower-risk, valuable projects.

Limit Capital Risks.  Only enough capital exposure is planned initially to add value to a project and determine its economic viability.  Projects are staged and have options before additional capital is invested. We will limit our exposure in any one project by participating at reduced working interest levels, thereby being able to diversify with limited capital. Management has experience in successfully managing risks of projects, finance, and value.

Partnering for Excellence.  Partnering with highly select and experienced vendors provides ongoing access to external perspectives, new project opportunities, specialization, networks, operations support, and the ability to test continuously for more effective and cost efficient services.

Project Focus

Generally, we will focus on low risk exploitation projects (primarily for oil, although gas projects will be considered if the economics are favorable).  Projects are first identified, evaluated, and then we will secure a third party operating or financial partner.  Subject to overall availability of capital, our interest in large capital projects will be limited.  Initially, a large percentage of our assets will be allocated solely to the Marcelina Creek Field Development.  After we have raised or generated sufficient capital, we will attempt to diversify our portfolio so that not greater than 25-30% of our capital is allocated in a particular project, of which there can be no assurance.  An exception for a higher percentage would be an acquisition of a producing property with positive cash flow or smaller investment opportunities.  Each opportunity will be investigated on a stand alone basis for both technical and financial merit.   High risk exploration prospects are less favored than low risk exploration.  We will, however, consider high risk-high reward exploration in connection with exploitation opportunities in a project that would reduce the overall project economic risk.  We will consider such projects on their individual merits, and we expect them to be a minor part of our overall portfolio.

We will be actively seeking quality new investment opportunities to sustain our growth, and we believe we will have access to many new projects.  The sources of these opportunities will vary but all will be evaluated with the same criteria of technical and economic factors.  With a focus on exploitation rather than higher risk exploration projects, it is expected that projects will come from the many small producers who find themselves under-funded or over-extended and therefore vulnerable to price volatility.  The financial ability to respond quickly to opportunities will ensure a continuous stream of projects and will enable us to negotiate from a stronger position to enhance value.

With emphasis on acquisitions and development strategies, the types of projects in which we will be involved vary from increased production due to simple re-engineering of existing wellbores to step-out drilling, drilling horizontally, and extensions of known fields.  Recompletion of existing wellbores in new zones, development of deeper zones and detailing of structure and stratigraphic traps with three-dimensional seismic and utilization of new technologies will all be part of our anticipated program.  Our preferred type of projects are in-fills to existing production with nearly immediate cash flow and/or adjacent or on trend to existing production.  We will prefer projects with moderate to low risk, unrecognized upside potential and geographic diversity.

Technology and Alliances for Opportunities

Advances in technologies that for many years were only available to the major energy companies are now also available to smaller companies through outsourcing.  With this widespread availability, competition among service providers is keen and cost reduction impressive.  For examples, three-dimensional seismic mapping and horizontal drilling are now commonplace with independents.  We believe that recent increases in production from the Gulf of Mexico are largely based on application of 3-D seismic by independents.

A key to our success will be our ability to use 3-D seismic and other tools profitably to acquire, and if necessary develop, smaller oil and gas prospects.  The supply of these prospects is abundant; they have remained unexploited, despite their high potential, because their size renders them unattractive for the large companies and small producers with limited resources and limited ability to partner.  We will attempt to take advantage of the niche between the major and small companies.

We are also involved in discussions to form a strategic alliance with JEBCO Seismic L.P. (“Jebco”), a fully independent international geophysical data acquisition contractor.  Jebco’s non-exclusive surveys and third party datasets represent a unique and readily available source of information for both mature and frontier regions. Jebco has experience in a wide variety of operational environments including land 3-D, transition zones, ocean bottom cable (OBC), large regional 2-D and 3-D marine programs.  Our Chief Executive Officer and Director, Thomas Lapinski, is on the Board of Directors of Jebco, and Jebco’s Chief Executive Officer, Wayne Turner, is an outside consultant to Torchlight.  If a strategic alliance can be formed with Jebco, we believe that Jebco can provide us with the ability to review potential acquisitions of producing properties and exploration areas prior to those areas being made available to other oil and gas companies.

Such technology alliances may be a key component to our value.  Through such alliances, we hope to have the ability to review a large portfolio of opportunities without always having to pay the associated overhead and initial exploration costs.

Business Processes

We believe there are three principal business processes that we must follow to enable our operations to be profitable.  Each major business process offers the opportunity for a distinct partner or alliance as we grow.  These processes are:

•

Investment Evaluation and Review;

•

Operations and Field Activities; and

•

Administrative and Finance Management.

Investment Evaluation and Review.  This process is the key ingredient to the our success. Recognition of quality investment opportunities is the fuel that drives our engine.  Broadly, this process includes the following activities: prospect acquisition, regional and local geological and geophysical evaluations, data processing, economic analysis, lease acquisition and negotiations, permitting, and field supervision.  We expect these evaluation processes to be managed by our management.  Expert or specific technical support will be outsourced, as needed.  Only if a project is taken to development, and only then, will additional staff be hired.  New personnel will have very specific responsibilities.  We anticipate attractive investment opportunities to be presented from outside companies, such as Jebco, and from large informal community of geoscientists and engineers. Building a network of management and advisors is key to the pipeline of high quality opportunities.  We believe the company will be well represented and networked.

Operations and Field Activities.   This process will begin following management approval of an investment.  Well site supervision, construction, drilling, logging, product marketing and transportation are examples of some activities.  The present plan is that we will rarely be the operator; we will farm-out sufficient interests to third parties that will be responsible for these operating activities.  We will provide personnel to monitor these activities and associated costs.

Administrative and Finance Management.   This process will coordinate our initial structuring and capitalization, general operations and accounting, reporting, audit, banking and cash management, regulatory agencies reporting and interaction, timely and accurate payment of royalties, taxes, leases rentals, vendor accounts and performance management that includes budgeting and maintenance of financial controls, and interface with legal counsel and tax and other financial and business advisors.  A single outsourced vendor that provides all or a majority of these services has not yet been located.  Collectively, however, these services are available from a variety of experienced sources.

Current Projects

We currently have only one interest in an oil and gas project, the Marcelina Creek Field Development.  On July 6, 2010, TEI entered into an Agreement to Participate in Oil and Gas Development Joint Venture (the “Participation Agreement”) with Bayshore Operating Corporation, LLC (“Bayshore”).  Bayshore is currently the holder of an oil, gas and mineral lease covering approximately 1,045 acres in Wilson County, Texas, known as the Marcelina Creek Field Development.  The Participation Agreement provides for the drilling of four (4) wells, one of which is within the 280 Johnson Unit and the remaining three at locations to be determined within the existing lease.  TEI is obligated to pay to Bayshore $50,000 at rig move in for the first well (a horizontal re-entry well on Johnson #1).  TEI paid Bayshore an initial $50,000 deposit in July 2010, which amount was credited to the initial $50,000 payment due for the first well.  TEI paid for 100% of total drilling and completion costs for this re-entry well, in return for a 50% working interest.  The second, third and fourth wells are to be vertical development location wells at mutually agreed upon locations.  For the second well, TEI will pay Bayshore $50,000 at rig move in and $200,000 when the well is completed or plugged and abandoned, whichever comes first, which represents 100% of the total drilling and completion costs for a 75% working interest.  For the third and fourth wells, TEI will pay Bayshore $50,000 at rig move in and $150,000 when the well is completed or plugged and abandoned, whichever comes first, which represents 100% of the total drilling costs and 75% of the completion costs, for a 75% working interest, with Bayshore to pay 25% of the completion costs.  TEI will receive a 75% working interest on any subsequent wells drilled outside of the Johnson unit, with work to be done, as and when proposed, on a pro rata basis.

In August 2010, the first well, the Johnson #1 horizontal re-entry, was drilled and encountered good oil and gas shows and extensive fracturing.  We are presently evaluating the well’s productivity.

On or about December 31, 2010, Bayshore and TEI entered into an Addendum to the Participation Agreement.  The Addendum extends the date when drilling must be commenced on the first vertical well and when certain leasehold costs must be paid.  As part of the terms of the Addendum, we paid Bayshore a penalty that included: (i) $50,000 cash on or around January 6, 2011, (ii) $25,000 in shares of our common stock, and (iii) $25,000 cash payable concurrent with the approval and delivery of the current Authority For Expenditure for the Johnson #2.

The Marcelina Creek Field Development is located over the Austin Chalk, Buda and Eagleford Formations, which formations are well known and established producers in central Texas.  Their production is controlled by vertical fracturing of the rock with high productivity in wells which encounter the greatest amount of fractures.  With the advent of horizontal drilling technology, numerous opportunities exist in areas and fields that were only drilled vertically.  Based on the work Bayshore has already performed, we believe the Johnson unit re-entry is one of these opportunities.  The original lateral well was drilled out to about 500 feet.  The well encountered a fracture zone and test-at rates of approximately 300 barrels per day.  The operator attempted to drill out further when they experienced a casing collapse, causing the well to fail.  We believe sub-paralleling the original well bore will yield a high probability of similar results, of which there can be no assurance.  The negative side is the uncertainty of encountering fractures in the vertical wells.  Horizontal wells will, almost with certainty, encounter some fractures, but the number, and thereby production rates, are difficult to predict.

Project Prospects

We are in the process of indentifying specific projects that we will consider investing in, pending our ability to obtain adequate funding.  We have not yet conducted thorough due diligence on any project prospect.  Below are some of the projects that we are currently evaluating.  There is no assurance we will choose to invest in any of these projects, if and when adequate funding becomes available.

Southwest Nebraska - Denver-Julesberg Basin

The Denver-Julesberg Basin is one of the largest sedimentary basins in the United States.  It has been an oil and gas producer for most of the previous century.  We have located a prospective project in the northeastern portion of the basin, primarily within Nebraska.  The potential reservoirs are well known and well established through the basin and in this area.  We believe the likelihood of finding commercial oil production is the area is high, as there are numerous producing wells in the area.  Most of the reservoirs in the area are at a modest depth which should equate to low drilling costs and a short drilling and completion time.

Fossil Energy, Inc. (“Fossil Energy”), an operator, has been looking for an investor to fund a drilling program for up to 50 wells.  The locations are to be based on relatively inexpensive technologies incorporated in the oil industry, including magnetic impulse, radiometric and geo-chemical surveys.  In September 2010, TEI and Fossil Energy entered into a Technical Services Contract and Working Interest Agreement.  The agreement provides for Fossil Energy to develop prospects for oil and gas development.  Should TEI elect to participate in a project, all capital expenditures are to be provided by TEI, following an advanced outlining of such expenditures by Fossil Energy.  In return for each well funded, TEI will receive a 75% working interest of not-less-than an 80% net revenue interest in the area of mutual interest identified (with Fossil Energy receiving the 25% working interest).  A “net revenue interest” means the lessee’s share of production after satisfying all royalty, overriding royalty and other non-operating interests.  Fossil Energy will be designated as an operator for all wells drilled. TEI will have the right to replace Fossil Energy as operator on any prospect, but such replacement would not affect working interests.

We anticipate drilling approximately ten wells, initially, with the option to continue in future well packages of ten to 20 wells per package.  TEI and Fossil Energy are in the process of finalizing an operating agreement.  As currently proposed, Fossil Energy would warrant a minimum of 40 barrels of oil per day per well on the initial ten wells, and warrant that if the ten well program fails to yield 400 barrels per day, it will drill additional wells, up to four, from its own account to attempt to satisfy this threshold. The final terms of the operating agreement are subject to change.

We believe that the economics of this project are attractive at even low production rates.  Additional benefits of the project are that Fossil Energy would continue as operator and continue marketing of the oil which is presently being sold through Plains Marketing in Houston, Texas. A negative aspect of this project, however, is that it is not currently ready for drilling, and additional leases will need to be acquired as the surveys are finalized.  Further, there is geological variability with the channel sands of the Muddy Formations D and J sands.  We believe, however, that the surveys and existing geological information from wells should mitigate the uncertainty to some degree.  Based on our analysis, this project provides an attractive opportunity.  Short cycle time, inexpensive drilling, established marketing and operator, and attractive economics with low production are salient characteristics of this project.

Business Environment

Over half of United States’ crude oil is now imported because growth in demand exceeds domestic production, and this ratio is projected to increase into the foreseeable future.  Although crude oil prices have been variable in recent years, longer-term global demand, especially from Asia and the Asian sub-continent is expected to offset growth in global supply, thus creating a continuous, although at times volatile, upward pressure on price.  Further, new sources of international oil and gas reserves are located either far inland to existing port facilities or in very deep water.  These new discoveries demand large capital investments for pipeline transportation and facilities.  In the case of inland discoveries, agreements among sovereign governments may be required. Long negotiations result in long lead times from discovery to markets.  Similarly for very deep water discoveries, both confirmation drilling and facilities construction require long lead times.

To complicate the environment even further, the recent BP oil spill in the Gulf of Mexico caused the United States government to place a moratorium on deep water drilling from May to October 2010.  The moratorium’s long-term effect on price is still speculative.  The short-term effect on activity is that companies that had budgeted for capital projects in the offshore area this year and next may need to invest in other exploration and production activities.  Management envisions the companies that were operating offshore to focus some attention to onshore activities.

For United States natural gas, depressed prices resulted from the past warm winter that reduced heating demand, the ability of the industry to increase production from shales with horizontal drilling, and increased production from the Gulf of Mexico. Prices will be volatile and subject to market emotions of early cold winters and other climatic conditions.  This situation may offer an opportunity to acquire producing properties from numerous small producers who are impaired with high fixed overhead and sizable debt loads from earlier years.  We, however, will favor oil projects but will investigate any opportunity on a stand alone basis.

With timely, accessible project finance arrangements, management believes we can profit from the opportunities provided by small producers that are virtually ignored by the major producers and large independents.

Industry Overview

The oil and gas industry has undergone a renaissance in both the balance of supply and demand and in technological advances.  In recent years, large petroleum companies have migrated their spending toward exploration and production projects overseas and offshore, particularly deep water, as well as into downstream ventures.  Such companies have consolidated their United States onshore investments into core geographic areas.  The majors and large independents follow the rule that “90% of our revenue comes from 10% of our properties.”

The majors and large independents are, in varying degrees, burdened with high infrastructure overhead that when allocated to these properties make the properties unattractive for additional investment.  The infrastructure for large companies includes services for human resources, information technology, accounting, land and division orders, and legal departments.  Divesting of these non-core properties was made to independents and start-up companies.  Independents also acquired large areas of leases particularly in the Haynesville, Marcelius, Bakken and now the Eagleford shale.  This required the companies to drill quickly or lose the leases.  That focus may have left some other on-going fields to be without re-investment.  We believe this gradual migration of spending has left, possibly, onshore opportunities for nimble and experienced, lower cost oil and gas producers.

Competition

The oil and natural gas industry is intensely competitive, and we will compete with numerous other companies engaged in the exploration and production of oil and gas.  Some of these companies have substantially greater resources than we have.  Not only do they explore for and produce oil and natural gas, but also many carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis.  The operations of other companies may be able to pay more for exploratory prospects and productive oil and natural gas properties.  They may also have more resources to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.

Our larger or integrated competitors may have the resources to be better able to absorb the burden of current and future federal, state, and local laws and regulations more easily than we can, which would adversely affect our competitive position.  Our ability to locate reserves and acquire interests in properties in the future will be dependent upon our ability and resources to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.  In addition, we may be at a disadvantage in producing oil and natural gas properties and bidding for exploratory prospects because we have fewer financial and human resources than other companies in our industry.  Should a larger and better financed company decide to directly compete with us, and be successful in its efforts, our business could be adversely affected.

Marketing and Customers

The market for oil and natural gas that we will produce depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation.  The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

Our oil production is expected to be sold at prices tied to the spot oil markets.  Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices.  We will rely on our operating partners to market and sell our production.

Governmental Regulation and Environmental Matters

Our operations are subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as a whole.

Regulation of Oil and Natural Gas Production

Our oil and natural gas exploration, production and related operations, when developed, will be subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies.  Certain states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.  Failure to comply with any such rules and regulations can result in substantial penalties.  The regulatory burden on the oil and gas industry will most likely increase our cost of doing business and may affect our profitability.  Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.  Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Environmental Matters

Our operations and properties are and will be subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health.  The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue.  These laws and regulations may:

•

require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;

•

limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and

•

impose substantial liabilities for pollution resulting from operations.

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities.  Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both.  In the opinion of management, we are and will be in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements.  Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our company, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites.  It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance.  Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products.  In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The Endangered Species Act (“ESA”) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species.  Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat.  ESA provides for criminal penalties for willful violations of the Act.  Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act.  Although we believe that our operations will be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject our company to significant expenses to modify our operations or could force our company to discontinue certain operations altogether.

Climate Change

Significant studies and research have been devoted to climate change and global warming, and climate change has developed into a major political issue in the United States and globally.  Certain research suggests that greenhouse gas emissions contribute to climate change and pose a threat to the environment.  Recent scientific research and political debate has focused in part on carbon dioxide and methane incidental to oil and natural gas exploration and production.  Many states and the federal government have enacted legislation directed at controlling greenhouse gas emissions, and future legislation and regulation could impose additional restrictions or requirements in connection with our drilling and production activities and favor use of alternative energy sources, which could affect operating costs and demand for oil products.  As such, our business could be materially adversely affected by domestic and international legislation targeted at controlling climate change.

Employees

We currently have one full time employee and no part time employees.  We anticipate adding additional employees when adequate funds are available and using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.  We presently have five independent technical professionals under consulting agreements, all of whom are available to us on an as needed basis.

Research and Development

During the fiscal years ended December 31, 2010 and 2009, respectively, we did not spend any funds on research and development activities.

ITEM 1A.   RISK FACTORS

An investment in us involves a high degree of risk and is suitable only for prospective investors with substantial financial means who have no need for liquidity and can afford the entire loss of their investment in us.  Prospective investors should carefully consider the following risk factors, in addition to the other information contained in this report.

Risks Related to the Company and the Industry

We have a limited operating history, and may not be successful in developing profitable business operations.

We have a limited operating history.  Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil and natural gas industries.  As of the date of this report, we have generated no revenues and have limited assets.  There is nothing at this time on which to base an assumption that our business operations will prove to be successful in the long-term.  Our future operating results will depend on many factors, including:

•

our ability to raise adequate working capital;

•

the success of our development and exploration;

•

the demand for natural gas and oil;

•

the level of our competition;

•

our ability to attract and maintain key management and employees; and

•

our ability to efficiently explore, develop, produce or acquire sufficient quantities of marketable natural gas or oil in a highly competitive and speculative environment while maintaining quality and controlling costs.

To achieve profitable operations in the future, we must, alone or with others, successfully manage the factors stated above, as well as continue to develop ways to enhance our production efforts, when commenced.  Despite our best efforts, we may not be successful in our exploration or development efforts, or obtain required regulatory approvals.  There is a possibility that some, or all, of the wells we obtain interests in, if any, may never produce oil or natural gas.

We have limited capital and will need to raise additional capital in the future.

We do not currently have sufficient capital to fund both our continuing operations and our planned growth.  We will require additional capital to continue to grow our business via acquisitions and to further expand our exploration and development programs.  We may be unable to obtain additional capital when required.  Future acquisitions and future exploration, development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.  If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned operations.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both generally and in the oil and gas industry in particular), our limited operating history, the location of our oil and natural gas properties and prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us, if any) and the departure of key employees.  Further, if oil or natural gas prices on the commodities markets decline, our future revenues, if any, will likely decrease and such decreased revenues may increase our requirements for capital.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders.  Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity.  The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely impact our financial condition.

There is substantial doubt about our ability to continue as a going concern

At December 31, 2010, we had not yet achieved profitable operations, had accumulated losses of $645,302 since our inception, and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management's plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date we have not implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

As of the date of this report we have not adopted corporate governance measures.  Although not required by rules or regulations applicable to us, corporate governance measures such as the establishment of an audit committee and other independent committees of our Board of Directors, would be beneficial to our stockholders.  We do not presently maintain any of these protections for our stockholders.  It is possible that if we were to adopt corporate governance measures, stockholders would benefit from greater assurance that decisions were being made with impartiality by directors and that policies had been implemented to define conduct of our management and board members.

As a non-operator, our development of successful operations relies extensively on third-parties who, if not successful, could have a material adverse affect on our results of operation.

We anticipate only participating in wells operated by third-parties.  Our ability to develop successful business operations depends on the success of our consultants and drilling partners.  As a result, we will not control the timing or success of the development, exploitation, production and exploration activities relating to leasehold interests we acquire.  If our consultants and drilling partners are not successful in such activities relating to such leasehold interests, or are unable or unwilling to perform, our financial condition and results of operation would be materially adversely affected.

Further, financial risks are inherent in any operation where the cost of drilling, equipping, completing and operating wells is shared by more than one person.  We could be held liable for the joint activity obligations of the operator or other working interest owners such as nonpayment of costs and liabilities arising from the actions of the working interest owners.  In the event the operator or other working interest owners do not pay their share of such costs, we would likely have to pay those costs.  In such situations, if we were unable to pay those costs, we could become insolvent.

Because of the speculative nature of oil and gas exploration, there is risk that we will not find commercially exploitable oil and gas and that our business will fail.

The search for commercial quantities of oil and natural gas as a business is extremely risky. We cannot provide investors with any assurance that any properties in which we obtain a mineral interest will contain commercially exploitable quantities of oil and/or gas.  The exploration expenditures to be made by us may not result in the discovery of commercial quantities of oil and/or gas.  Problems such as unusual or unexpected formations or pressures, premature declines of reservoirs, invasion of water into producing formations and other conditions involved in oil and gas exploration often result in unsuccessful exploration efforts. If we are unable to find commercially exploitable quantities of oil and gas, and/or we are unable to commercially extract such quantities, we may be forced to abandon or curtail our business plan, and as a result, any investment in us may become worthless.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully acquire oil and gas interests, to build our reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with industry participants and our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment.  These realities are subject to change and our inability to maintain close working relationships with industry participants or continue to acquire suitable property may impair our ability to execute our business plan.

To continue to develop our business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we will use in our business.  We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them.  In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships.  If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

The price of oil and natural gas has historically been volatile.  If it were to decrease substantially, our projections, budgets and revenues would be adversely affected, potentially forcing us to make changes in our operations.

Our future financial condition, results of operations and the carrying value of any oil and natural gas interests we acquire will depend primarily upon the prices paid for oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

•

the level of consumer demand for oil and natural gas;

•

the domestic and foreign supply of oil and natural gas;

•

the ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil price and production controls;

•

the price of foreign oil and natural gas;

•

domestic governmental regulations and taxes;

•

the price and availability of alternative fuel sources;

•

weather conditions;

•

market uncertainty due to political conditions in oil and natural gas producing regions, including the Middle East; and

•

worldwide economic conditions.

These factors as well as the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices affect our revenues, and could reduce the amount of oil and natural gas that we can produce economically.  Accordingly, such declines could have a material adverse effect on our financial condition, results of operations, oil and natural gas reserves and the carrying values of our oil and natural gas properties. If the oil and natural gas industry experiences significant price declines, we may be unable to make planned expenditures, among other things. If this were to happen, we may be forced to abandon or curtail our business operations, which would cause the value of an investment in us to decline in value, or become worthless.

Because of the inherent dangers involved in oil and gas operations, there is a risk that we may incur liability or damages as we conduct our business operations, which could force us to expend a substantial amount of money in connection with litigation and/or a settlement.

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. We currently have no insurance to cover such losses and liabilities, and even if insurance is obtained, there can be no assurance that it will be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment in us becoming worthless.

The market for oil and gas is intensely competitive, and competition pressures could force us to abandon or curtail our business plan.

The market for oil and gas exploration services is highly competitive, and we only expect competition to intensify in the future. Numerous well-established companies are focusing significant resources on exploration and are currently competing with us for oil and gas opportunities.  Other oil and gas companies may seek to acquire oil and gas leases and properties that we have targeted.  Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors.  Competitors include larger companies which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage.  Actual or potential competitors may be strengthened through the acquisition of additional assets and interests.  Additionally, there are numerous companies focusing their resources on creating fuels and/or materials which serve the same purpose as oil and gas, but are manufactured from renewable resources.

As a result, there can be no assurance that we will be able to compete successfully or that competitive pressures will not adversely affect our business, results of operations and financial condition. If we are not able to successfully compete in the marketplace, we could be forced to curtail or even abandon our current business plan, which could cause any investment in us to become worthless.

We may not be able to successfully manage our growth, which could lead to our inability to implement our business plan.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have a small number of executive officers, employees and advisors. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth or in the event that the number of our drilling and/or extraction operations increases. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

Our operations are heavily dependent on current environmental regulation, changes in which we cannot predict.

Oil and natural gas activities that we will engage in, including production, processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials (if any), are subject to stringent regulation. We could incur significant costs, including cleanup costs resulting from a release of hazardous material, third-party claims for property damage and personal injuries fines and sanctions, as a result of any violations or liabilities under environmental or other laws. Changes in or more stringent enforcement of environmental laws could force us to expend additional operating costs and capital expenditures to stay in compliance.

Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and gas exploration, development and production operations, and consequently may impact our operations and costs. These regulations include, among others, (i) regulations by the Environmental Protection Agency and various state agencies regarding approved methods of disposal for certain hazardous and non-hazardous wastes; (ii) the Comprehensive Environmental Response, Compensation, and Liability Act, Federal Resource Conservation and Recovery Act and analogous state laws which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements which may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations; (iv) the Oil Pollution Act of 1990 which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes; and (vi) state regulations and statutes governing the handling, treatment, storage and disposal of naturally occurring radioactive material.

Management believes that we will be in substantial compliance with applicable environmental laws and regulations. To date, we have not expended any amounts to comply with such regulations, and management does not currently anticipate that future compliance will have a materially adverse effect on our consolidated financial position, results of operations or cash flows. However, if we are deemed to not be in compliance with applicable environmental laws, we could be forced to expend substantial amounts to be in compliance, which would have a materially adverse effect on our financial condition. If this were to happen, any investment in us could be lost.

Our future estimates of the volume of reserves we obtain could have flaws, or such reserves could turn out not to be commercially extractable.  As a result our future revenues and projections could be incorrect.

Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. Our actual amounts of production, revenue, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from the estimates.  Oil and gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of our future net revenues and the present value thereof are based on assumptions derived in part from historical price and cost information, which may not reflect current and future values, and/or other assumptions made by us that only represent our best estimates. If these estimates of quantities, prices and costs prove inaccurate, we may be unsuccessful in expanding our oil and gas reserves base with our acquisitions. Additionally, if declines in and instability of oil and gas prices occur, then write downs in the capitalized costs associated with any oil and gas assets we obtain may be required. Because of the nature of the estimates of our reserves and estimates in general, we can provide no assurance that reductions to our estimated proved oil and gas reserves and estimated future net revenues will not be required in the future, and/or that our estimated reserves will be present and/or commercially extractable. If our reserve estimates are incorrect, the value of our common stock could decrease and we may be forced to write down the capitalized costs of our oil and gas properties.

Decommissioning costs are unknown and may be substantial.  Unplanned costs could divert resources from other projects.

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we use for production of oil and natural gas reserves.  Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.”  We accrue a liability for decommissioning costs associated with our wells, but have not established any cash reserve account for these potential costs in respect of any of our properties.  If decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs.  The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

We may have difficulty distributing production, which could harm our financial condition.

In order to sell the oil and natural gas that we are able to produce, if any, the operators of the wells we obtain interests in may have to make arrangements for storage and distribution to the market.  We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate.  This situation could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping and/or pipeline facilities.  These factors may affect our and potential partners’ ability to explore and develop properties and to store and transport oil and natural gas production, increasing our expenses.

Furthermore, weather conditions or natural disasters, actions by companies doing business in one or more of the areas in which we will operate, or labor disputes may impair the distribution of oil and/or natural gas and in turn diminish our financial condition or ability to maintain our operations.

Our business will suffer if we cannot obtain or maintain necessary licenses.

Our operations will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities.  Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors.  Our inability to obtain, or our loss of or denial of extension of, any of these licenses or permits could hamper our ability to produce revenues from our operations.

Challenges to our properties may impact our financial condition.

Title to oil and gas interests is often not capable of conclusive determination without incurring substantial expense.  While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist.  In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all.  If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate.  If our property rights are reduced, our ability to conduct our exploration, development and production activities may be impaired.  To mitigate title problems, common industry practice is to obtain a title opinion from a qualified oil and gas attorney prior to the drilling operations of a well.

We will rely on technology to conduct our business, and our technology could become ineffective or obsolete.

We rely on technology, including geographic and seismic analysis techniques and economic models, to develop our reserve estimates and to guide our exploration, development and production activities.  We and our operator partners will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence.  The costs of doing so may be substantial and may be higher than the costs that we anticipate for technology maintenance and development.  If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired.  Further, even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would were our technology more efficient.

The loss of key personnel would directly affect our efficiency and profitability.

Our future success is dependent, in a large part, on retaining the services of our Director and Chief Executive Officer, Thomas Lapinski.  Mr. Lapinski possesses a unique and comprehensive knowledge of our industry.  The knowledge, leadership and technical expertise of Mr. Lapinski would be difficult to replace.  While Mr. Lapinski has no plans to leave or retire in the near future, his loss could have a material adverse effect on our operating and financial performance, including our ability to develop and execute our long term business strategy.  We do not maintain key-man life insurance with respect to Mr. Lapinski.  There is an employment agreement between Mr. Lapinski and TEI, our wholly owned subsidiary.  There can be no assurance, however, that Mr. Lapinski will continue to be employed by us.

Our affiliates control a significant percentage of our current outstanding common stock and their interests may conflict with those of our stockholders.

As of the date of this report, Mr. Lapinski and John Brda, a consultant to us, collectively and beneficially own approximately 55.5% of our outstanding common stock.  This concentration of voting control gives Messrs. Lapinski and Brda substantial influence over any matters which require a stockholder vote, including without limitation the election of Directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders.  It could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us.  This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

In the future, we may incur significant increased costs as a result of operating as a public company, and our management may be required to devote substantial time to new compliance initiatives.

In the future, we may incur significant legal, accounting and other expenses as a result of operating as a public company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Certain Factors Related to Our Common Stock

There presently is a limited market for our common stock, and the price of our common stock may be volatile.

Our common stock is currently quoted on OTC Bulletin Board.  However, our shares are very thinly traded, and we have a very limited trading history.  If a market for our common stock ever develops, there could be volatility in the volume and market price of our common stock.  This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, factors relating to the oil and gas industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

The issuance of preferred stock could adversely affect the rights of the holders of common stock.

The Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series, to fix the number of shares constituting any such series, and to fix the rights and preferences of the shares constituting any series, without any further vote or action by the stockholders. The issuance of preferred stock by the Board of Directors could adversely affect the rights of the holders of common stock. For example, such issuance could result in a class of securities outstanding that would have preferences with respect to voting rights and dividends and in liquidation over the common stock, and could (upon conversion or otherwise) enjoy all of the rights appurtenant to common stock. The Board's authority to issue preferred stock could discourage potential takeover attempts and could delay or prevent a change in control of the company through merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly. There are no issued and outstanding shares of preferred stock; there are no agreements or understandings for the issuance of preferred stock, and the Board of Directors has no present intention to issue preferred stock.

We may be subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule.”  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000, excluding the value of the primary residence of such individuals, or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market of penny stocks.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict persons from participating in a distribution of a penny stock, under certain circumstances, if the SEC finds that such a restriction would be in the public interest.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Our stockholders could sell substantial amounts of common stock in the public market, including shares sold upon the filing of a registration statement that registers such shares and/or upon the expiration of any statutory holding period under Rule 144 of the Securities Act of 1933 (the “Securities Act”), if available, or upon trading limitation periods.  Such volume could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to secure additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our Directors and officers have rights to indemnification.

Our Bylaws provide, as permitted by governing Nevada law, that we will indemnify our Directors, officers and employees whether or not then in service as such, against all reasonable expenses actually and necessarily incurred by him or her in connection with the defense of any litigation to which the individual may have been made a party because he or she is or was a Director, Officer or employee of the company.  The inclusion of these provisions in the Bylaws may have the effect of reducing the likelihood of derivative litigation against Directors and officers, and may discourage or deter stockholders or management from bringing a lawsuit against Directors and officers for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us and our stockholders.

We do not anticipate paying any cash dividends.

We do not anticipate paying cash dividends on our common stock for the foreseeable future.  The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition.  The payment of any dividends will be within the discretion of our Board of Directors.  We presently intend to retain all earnings, if any, to implement our business strategy; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

ITEM 2.   PROPERTIES

Our principal executive officers are located at 2007 Enterprise Avenue, League City, Texas 77573. We have never owned any real property. Our current premises are being provided at no charge by one of our principal shareholders. We believe that the condition and size of our current premises are satisfactory, suitable and adequate for our current needs.

We currently have only one interest in an oil and gas project, the Marcelina Creek Field Development.  See the description under “Current Projects” above for more information.  To date, we have produced no oil and gas and have no proved or probable oil and gas reserves.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   (REMOVED AND RESERVED)

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol, “TRCH.”  Trading in our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  The high and low sales prices for the common stock for each quarter of the fiscal years ended December 31, 2009 and 2010, according to Pink OTC Markets Inc., were as follows:

Quarter Ended	High	Low
December 31, 2010 (1)	$3.05	$0.04
September 30, 2010 (1)	$0.05	$0.04
June 30, 2010 (1)	$0.05	$0.05
March 31, 2010	N/A	N/A
December 31, 2009	N/A	N/A
September 30, 2009	N/A	N/A
June 30, 2009	N/A	N/A
March 31, 2009	N/A	N/A

(1)  On December 10, 2010, we effected a 4-for-1 forward split of our shares of common stock outstanding.  All prices reflected take into account the 4-for-1 forward split.

Record Holders

As of March 31, 2011, there were approximately 79 stockholders of record holding a total of 12,811,420 shares of common stock.  The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not declared any cash dividends since inception and do not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Equity Compensation Plan Information

As of December 31, 2010, we do not have any compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Sales of Unregistered Securities

Other than the issuances described below, all equity securities that we have sold during the period covered by this report that were not registered under the Securities Act have previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

On December 28, 2010, we issued a 10% Convertible Promissory Note and a warrant to purchase 225,000 shares of our common stock to one investor who paid $250,000 in aggregate consideration for the securities.  The 10% Convertible Promissory Note bears interest at the rate of 10% per annum, had a principal amount of $250,000 and is convertible into shares of our common stock in the event we undertake a private offering of our securities to one or more third parties.  The note is convertible on the identical terms and conditions offered to such third parties.  The warrant is exercisable into 225,000 shares of common stock as of December 28, 2010 at a price of $2.50 per share and expires on December 28, 2014.  The note and warrant qualified for exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a single offeree; (iii) there was no public solicitation; (iv) the offeree was an “accredited investor”; (v) the investment intent of the offeree; and (vi) the restriction on transferability of the securities issued.

On December 17, 2010, we issued 50,000 shares of common stock to an individual as payment for consulting services to be rendered.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a single offeree; (iii) there was no public solicitation; (iv) the investment intent of the offeree; and (v) the restriction on transferability of the securities issued.

On December 3, 2010, we issued a total of 400,000 shares of common stock to two different individuals as payment for consulting services to be rendered.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of the securities issued.

ITEM 6.   SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth and discussed in this Management’s Discussion and Analysis and Plan of Operations is derived from the historical financial statements and the related notes thereto of Torchlight Energy, Inc. which are included in this Form 10-K. The following information and discussion should be read in conjunction with such financial statements and notes. Additionally, this Management’s Discussion and Analysis and Plan of Operations contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in Torchlight Energy, Inc.’s operations, development efforts and business environment, the other risks and uncertainties described in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the front of this report, and our “Risk Factors” section herein. All forward-looking statements included herein are based on information available to the Company as of the date hereof, and we assume no obligation to update any such forward-looking statement.

Basis of Presentation of Financial Information

On November 23, 2010, the Share Exchange Agreement (the “Exchange Agreement” or “Transaction”) between Pole Perfect and Torchlight was entered into and closed, through which the former shareholders of Torchlight became shareholders of Pole Perfect. At closing, Pole Perfect abandoned its previous business. Consequently, as a result of the Transaction, the business of Torchlight Energy, Inc. commenced.  Because Torchlight became the successor business to Pole Perfect and because the operations and assets of Torchlight represent our entire business and operations from the closing date of the Exchange Agreement, the Management’s Discussion and Analysis and audited and unaudited financial statements are based on the consolidated financial results of Pole Perfect Studios, Inc. and its wholly owned subsidiary Torchlight Energy, Inc. for the relevant periods.

Summary of Key Results

Overview

Our Company’s sole business is that of, Torchlight Energy, Inc., an exploration stage company formed as a corporation in the state of Nevada on June 25, 2010. Torchlight is engaged in the acquisition, exploration, exploitation and/or development of oil and natural gas properties in the United States.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management.

Historical Results for Fiscal Year Ended December 31, 2009 and 2008

Pole Perfect had no active operations for the year ended December 31, 2009 and 2008. Due to this fact, comparisons to previous years are not necessarily indicative of actual operating results. Revenue and expenses listed below reflect the operations of Torchlight Energy, Inc. which was incorporated in June 2010.

Historical Results for the Period from June 25, 2010 (inception) through December 31, 2010

Revenues and Cost of Revenues

Torchlight Energy, Inc. had no revenue or cost of revenues during the above referenced period.

General and Administrative Expenses

Torchlight Energy, Inc.’s general and administrative expenses consisted of accounting and administrative costs, professional fees and other general corporate expenses. General and administrative expenses for the above referenced period were $645,302.

Liquidity and Capital Resources

As of December 31, 2010, Torchlight’s cash balance was $278,191. Torchlight’s working capital as of December 31, 2010, was a negative $197,509.

Commitments and Contingencies

Torchlight is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Torchlight’s operation could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of December 31, 2010, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring Torchlight to fund any future material amounts.

In July 2010, Torchlight entered into an Agreement to participate in an Oil and Gas Development Joint Venture (the “Participation Agreement”) with Bayshore Operating Corporation, LLC (“Bayshore”). Bayshore is currently the holder of an oil, gas and mineral lease covering approximately 1,045 acres in Wilson County, Texas, known as the Marcelina Creek Field Development. The Participation Agreement provides for the drilling of four (4) wells. Upon execution of the agreement, Torchlight paid Bayshore an initial deposit of $50,000, which amount was credited to the initial $50,000 payment due for the first well, in exchange for a 50% working interest in the first well. Torchlight will pay 100% of total drilling and completion costs.

After mutual agreement as to the location, the second well is to be drilled within six months of the effective date of the Participation Agreement. For the second well, Torchlight will pay Bayshore $50,000 at rig move-in and $200,000 when the well is completed or plugged and abandoned, whichever comes first. Further, Torchlight will pay 100% of the total drilling and completion costs for a 75% working interest.

For the third and fourth wells, Torchlight will pay Bayshore $50,000 at rig move-in and $150,000 when the well is completed or plugged and abandoned, whichever comes first. Further, Torchlight will pay 100% of the total drilling costs and 75% of the completion costs for a 75% working interest with Bayshore to pay 25% of the completion costs.

On December 31, 2011 the company executed an agreement with Bayshore for an extension of its drilling obligation deadline from January 6, 2011 to April 15, 2011.  As a condition for the extension the company will pay to Bayshore  $50,000, by January 6, 2011 and 25,000 shares of the company’s stock by January 14, 2011.  Further a $25,000 cash payment is to be made concurrent with the approval of the Authority for Expenditure (AFE) for the Johnson #2 well.  As additional consideration Bayshore is no longer obligated to pay its prfoportionate share of completion costs on the second vertical well.

Going Concern

The financial statements of Torchlight have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown, and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

At December 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $645,302 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, oil and gas properties, asset retirement obligations and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and certain assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

Risks and Uncertainties

The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Concentration of Risks

The Company’s cash is placed with a highly rated financial institution and the Company conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business. At times during the period from June 25, 2010 (inception) to December 31, 2010, cash balances were in excess of amounts guaranteed by the Federal Deposit Insurance Corporation.

Fair Value of Financial Instruments

The estimated fair values of prepaid expenses and accounts payable approximate the carrying amount due to the relatively short maturity of these instruments.  The carrying amount of the convertible promissory note approximates its fair value giving affect for a discount relative to the fair value of warrants issued in conjunction with the promissory note.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties consist principally of the Company's acquisition costs in undeveloped leases. When leases are developed, expire or are abandoned, the related costs are transferred from unevaluated oil and gas properties to depletable oil and gas properties. Additionally, the Company reviews the carrying costs of unevaluated oil and gas properties for the purpose of determining probable future lease expirations and abandonments, and prospective discounted future economic benefit attributable to the leases. The Company records an allowance for impairment based on the review with the corresponding charge being made to depletable oil and gas properties.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all costs associated with property acquisition, exploration, and development activities are capitalized into a cost center (the amortization base), whether or not the activities to which they apply are successful. Exploration and development costs include dry hole costs, geological and geophysical costs, direct overhead related to exploration and development activities and other costs incurred for the purpose of finding oil and gas reserves. Salaries and benefits paid to employees directly involved in the exploration and development of oil and gas properties as well as other internal costs that can be specifically identified with acquisition, exploration, and development activities are also capitalized.

Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration development costs. The Company excludes these costs until the property has been evaluated. The Company allocates a portion of its acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir.

Depreciation, Depletion and Amortization

 The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves are amortized on a unit–of–production method over estimated total proved oil and gas reserves. The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion and amortization (“DD&A”), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less unevaluated oil and gas properties, which are excluded from this calculation. During the period from June 25, 2010 (inception) to December 31, 2010, the Company held only unevaluated oil and gas properties; therefore, no depreciation, depletion or amortization has been recognized.

Ceiling Test

Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption which is based on the un-weighted arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs. The Company did not recognize an impairment on its oil and gas properties during the period from June 25, 2010 (inception) to December 31, 2010. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur.

Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place. Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties. As of December 31, 2010, the Company does not have any proved oil or gas reserves.

The determination of oil and gas reserves is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In particular, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Subsequent evaluation of the same reserves as well as cost estimates related to future development costs of proved oil and gas reserves could result in significant revisions due to changes in regulatory requirements, technological advances and other factors which are difficult to predict.

Gains and losses on the sale of oil and gas properties are generally reflected in income. Sales of less than 100% of the Company’s interest in the oil and gas property are treated as a reduction of the capital cost of the field, with no gain or loss recognized, as long as doing so does not significantly affect the unit-of-production depletion rate. Costs of retired equipment, net of salvage value, are usually charged to accumulated depreciation. During the period from June 25, 2010 (inception) to December 31, 2010, there were no gains or losses recognized from the sale of oil and gas properties.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies.  Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist.  Goodwill was $447,084 as of December 31, 2010 and was acquired on November 23, 2010 in connection with the Company’s reverse acquisition.

Asset Retirement Obligations

Accounting principles require that the fair value of a liability for an asset’s retirement obligation (“ARO”) be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost be capitalized as part of the carrying amount of the related long–lived asset. The liability is accreted to its then–present value each subsequent period, and the capitalized cost is depleted over the useful life of the related asset. Abandonment cost incurred is recorded as a reduction to the ARO liability.

Inherent in the fair value calculation of an ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. Settlements greater than or less than amounts accrued as ARO are recorded as a gain or loss upon settlement.

Revenue Recognition

The Company recognizes oil and gas revenues when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

Federal and State Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities and a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

Authoritative guidance for uncertainty in income taxes requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an examination. Management has reviewed the Company’s tax positions and determined there were no uncertain tax positions requiring recognition in the financial statements. The Company’s tax returns remain subject to Federal and State tax examinations for all tax years since inception as none of the statutes have expired. Generally, the applicable statutes of limitation are three to four years from their respective filings.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statement of operations. The Company has not recorded any interest or penalties associated with unrecognized tax benefits during the period from June 25, 2010 (inception) to December 31, 2010.

Environmental Laws and Regulations

The Company is subject to extensive federal, state and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal year ended December 31, 2010 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchlight Energy Resources, Inc. (An Exploration Stage Company)

Houston, Texas

We have audited the accompanying consolidated balance sheet of Torchlight Energy Resources, Inc. (An Exploration Stage Company) (the “Company”) as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from June 25, 2010 (inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and the results of its operations and its cash flows for the period from June 25, 2010 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses since inception, has not generated revenues from operations, and is dependent upon obtaining adequate financing to fulfill its operating activities. Management’s plans regarding those matters are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Calvetti, Ferguson & Wagner, P.C.

April 14, 2011

Houston, Texas

TORCHLIGHT ENERGY RESOURCES, INC. (AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2010

ASSETS
Current assets:
Cash	$278,191
Prepaid expenses	1,000
Total current assets	279,191

Investment in oil and gas properties – unevaluated	1,114,958
Goodwill	447,084

TOTAL ASSETS	$1,841,233

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$291,950
Convertible promissory note, net of discount of $65,250	184,750
Total current liabilities	476,700

Commitments and contingencies	-

Stockholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued or outstanding	-
Common stock, par value $0.001 per share; 70,000,000 shares authorized; 12,701,420 shares issued and outstanding	3,213
Additional paid-in capital	2,006,622
Deficit accumulated during the exploration stage	(645,302)
Total equity	1,364,533

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,841,233

The accompanying notes are an integral part of these financial statements.

TORCHLIGHT ENERGY RESOURCES, INC. (AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JUNE 25, 2010 (INCEPTION) TO DECEMBER 31, 2010

Revenue	$-

Cost of revenue	-

Gross profit	-

Operating expenses:
General and administrative expense	645,302
Total operating expenses	645,302

Net loss before taxes	645,302

Provision for income taxes	-

Net loss	$645,302
Loss per share:
Basic and Diluted	$(0.069)
Weighted average shares outstanding:
Basic and Diluted	9,402,818

The accompanying notes are an integral part of these financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM JUNE 25, 2010 (INCEPTION) TO DECEMBER 31, 2010

	Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit accumulated during the Exploration Stage	Total

Balance, June 25, 2010	$-	-	$-	$-	$-	$-

Shares issued to management	-	2,000,000	2,000	8,000	-	10,000

Shares issued for private placement	-	361,125	361	1,444,140	-	1,444,501

Reverse merger transaction:
Recapitalization on reverse merger	-	4,301,730	4,302	442,782	-	447,084
Cancellation of common shares	-	(3,600,000)	(3,600)	(266,400)	-	(270,000)

Issuance of common stock for services	-	100,000	100	162,900	-	163,000

Forward stock split (4 for 1)	-	9,488,565	-	-	-	-

Issuance of common stock for services	-	50,000	50	149,950	-	150,000

Discount on convertible promissory note	-	-	-	65,250	-	65,250

Net loss	-	-	-	-	(645,302)	(645,302)

Balance, December 31, 2010	$-	12,701,420	$3,213	$2,006,622	$(645,302)	$1,364,533

The accompanying notes are an integral part of these financial statements.

TORCHLIGHT ENERGY RESOURCES, INC. (AN EXPLORATION STAGE COMPANY) CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JUNE 25, 2010 (INCEPTION ) TO DECEMBER 31, 2010

Cash Flows From Operating Activities
Net loss	$(645,302)
Adjustments to reconcile net loss to net cash
from operating activities:
Stock based compensation	313,000
Change in:
Prepaid expenses	(1,000)
Accounts payable	291,950
Net cash used in operating activities	(41,352)

Cash Flows From Investing Activities
Investment in oil and gas properties - unevaluated	(1,114,958)

Cash Flows From Financing Activities
Issuance of convertible note	250,000
Shares issued to management	10,000
Shares issued for private placement	1,444,501
Cancellation of common shares	(270,000)
Net cash provided by financing activities	1,434,501

Net Increase in cash	278,191

Cash - beginning of period	-

Cash - end of period	$278,191

Supplemental disclosure of cash flow information:
Non cash transactions:
Recapitalization on reverse merger	$447,084
Discount on warrants issued in conjunction with convertible note	$65,250

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

NATURE OF BUSINESS

Torchlight Energy, Inc. (“TEI”) was formed in the state of Nevada on June 25, 2010. TEI’s operations commenced with initial funding on July 8, 2010.  TEI is an Exploration Stage energy company formed as a corporation to engage in the acquisition, exploration, exploitation and/or development of oil and natural gas properties in the United States.

On November 23, 2010 Torchlight Energy Resources, Inc. (the “Company”), formerly, Pole Perfect Studios, Inc. (“Pole Perfect”)  entered into a Share Exchange Agreement (the “Exchange Agreement”) with its major stockholders, TEI, and the persons owning 100% of the outstanding capital stock of TEI (the “TEI Stockholders”).   At closing, the TEI Stockholders transferred 9,444,501 shares of TEI common stock, representing 100% of the common stock of TEI, to the Company in exchange for an aggregate of 2,361,125 shares (pre stock split) of newly issued common stock of the Company.  Also at closing of the Exchange Agreement, the Pole Perfect shareholders transferred to the Company an aggregate of 3,600,000 shares of common stock of the Company for cancellation in exchange for an aggregate consideration of $270,000.  This transaction was recorded as a reverse acquisition for accounting purposes where TEI is the accounting acquirer.   The assets and liabilities of Pole Perfect were recorded at a fair value of $0. The Company recorded $447,084 of goodwill which represents the estimated fair value of the consideration exchanged.  In addition, at closing (i) TEI became its wholly-owned subsidiary, (ii) the company abandoned all of our previous business plans within the health and fitness industries, including opening and operating dance studios, and (iii) the business of TEI became its sole business.  Descriptions of its business hereinafter refer to the business of TEI.

On December 10, 2010, the Company effected a 4-for-1 forward split of its shares of common stock outstanding.  All owners of record at the close of business on December 10, 2010 (record date) received three additional shares for every one share they owned.

In an Exploration Stage company, management devotes most of its activities to establishing a new business, including raising capital to acquire interests in oil and gas properties. Planned principle activities have not yet produced any revenues, and the Company has incurred operating losses as is normal in exploration stage companies.

The Company desires to be engaged in the acquisition, exploration, development and producing of oil and gas properties.  The Company is interested in programs that have a short window of payback, a high internal rate of return and proven and bookable reserves.  The Company’s success will depend in large part on its ability to obtain and develop oil and gas interests within the United States.

2.

GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

At December 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $645,302 since its inception and expects to incur further losses in the development of its business, and has negative working capital of $197,509 all of which casts substantial doubt about the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.

SIGNIFICANT ACCOUNTING POLICIES

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.  Accounting principles followed and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below:

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and certain assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes.  Actual results could differ from these estimates.

Basis of Presentation—The financial statements are presented on a consolidated basis and include all of the accounts of Torchlight Energy Resources Inc. and its wholly owned subsidiary Torchlight Energy, Inc.   All significant intercompany balances and transactions have been eliminated.

Risks and uncertainties – The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Concentration of risks – The Company’s cash is placed with a highly rated financial institution and the Company conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business.  At times during the period from June 25, 2010 (inception) to December 31, 2010, cash balances were in excess of amounts guaranteed by the Federal Deposit Insurance Corporation.

Fair value of financial instruments – Financial instruments consist of cash, accounts payable and a convertible promissory note. The estimated fair values of cash and accounts payable approximate the carrying amount due to the relatively short maturity of these instruments.  The carrying amount of the convertible promissory note approximates its fair value giving affect for a discount relative to the fair value of warrants issued in conjunction with the promissory note.  See note 10.

Unevaluated oil and gas properties – Unevaluated oil and gas properties consist principally of the Company’s acquisition costs in undeveloped leases.  When leases are developed, expire or are abandoned, the related costs are transferred from unevaluated oil and gas properties to depletable oil and gas properties.  Additionally, the Company reviews the carrying costs of unevaluated oil and gas properties for the purpose of determining probable future lease expirations and abandonments, and prospective discounted future economic benefit attributable to the leases.

When necessary, the Company records an allowance for impairment based on the review with the corresponding charge being made to depletable oil and gas properties.

Oil and gas properties – The Company follows the full cost method of accounting for oil and gas property acquisition, exploration and development activities.  Under this method, all costs associated with property acquisition, exploration and development activities are capitalized into a cost center (the amortization base), whether or not the activities to which they apply are geophysical costs, direct overhead related to exploration and development activities and other employees directly involved in the exploration and development of oil and gas properties as well as other internal costs that can be specifically identified with acquisition, exploration, and development activities are also capitalized.

Oil and gas properties include costs that are excluded from costs being depleted or amortized.  Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with costs until the property has been evaluated.  The Company allocates a portion of its acquisition costs to unevaluated properties based on relative value.  Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir.

Depreciation, depletion and amortization – The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves are amortized on a unit-of-production method over estimated total proved oil and gas reserves.   The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion and amortization (“DD&A”), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less unevaluated oil and gas properties, which are excluded from these calculations.  During the period from June 25, 2010 (inception) to December 31, 2010, the Company held only unevaluated oil and gas properties; therefore, no depreciation, depletion or amortization has been recognized.

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs.  Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties.  If the net capitalized cost of proved oil and gas properties, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A.  The ceiling test calculation uses a commodity price assumption which is based on the un-weighed arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs.  The Company did not recognize impairment on its oil and gas properties during the period from June 25, 2010 (inception) to December 31, 2010.  Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur.

Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions.  The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future,  or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place.  Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.  As of December 31, 2010, the Company does not have any proved oil or gas reserves.

The determination of oil and gas reserves is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment.  Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results.  In particular, reserve estimates for wells with limited or no production history are less reliable than those based on actual production.  Subsequent evaluation of the same reserves as well as cost estimates related to future development costs of proved oil and gas reserves could result in significant revisions due to changes in regulatory requirements, technological advances and other factors which are difficult to predict.

Gains and losses on the sale of oil and gas properties are generally reflected in income.  Sales of less than 100% of the Company’s interest in the oil and gas property are treated as a reduction of the capital cost of the field, with no gain or loss recognized, as long as doing so does not significantly affect the unit-of-production depletion rate.  Costs of retired equipment, net of salvage value, are usually charged to accumulated depreciation.  During the period from Jun 25, 2010 (inception) to December 31, 2010, there were no gains or losses recognized from the sale of oil and gas properties.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist. Goodwill was $447,084 as of December 31, 2010 and was acquired on November 23, 2010 in connection with the Company’s reverse acquisition (Note 1).

Asset retirement obligations – Accounting principles require that the fair value of a liability for an asset’s retirement obligation (“ARO”) be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost be capitalized as part of the carrying amount of the related long-lived asset.  The liability is accreted to its then-present value each subsequent period, and the capitalized cost is depleted over the useful life of the related asset.  Abandonment cost incurred is recorded as a reduction to the ARO liability.

Inherent in the fair value calculation of an ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments.  To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance.  Settlements greater than or less than amounts accrued as ARO are recorded as a gain or loss upon settlement.

Revenue recognition – The Company recognizes oil and gas revenues when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

Basic and Diluted Earnings (Loss) Per Share - Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive.

Environmental laws and regulations – The Company is subject to extensive federal, state and local environmental laws and regulations.  Environmental expenditures are expensed or capitalized depending on their future economic benefit.  The Company believes that it is in compliance with existing laws and regulations.

Recent accounting pronouncements – The Securities Exchange Commission’s rule, Modernization of the Oil and Gas Reporting Requirements is intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies.  The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology.  Revised requirements in this guidance include, but are not limited to:

•

Oil and gas reserves must be reported using the average price over the prior 12-month period, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period, rather than year-end prices;

•

Companies are allowed to report, on an optional basis, probable and possible reserve;

•

Non-traditional reserves, such as oil and gas extracted from coal and shales, are included in the definitions of “oil and gas producing activities”;

•

Companies are permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes;

•

Companies are required to disclose, in narrative form, additional details on their proved undeveloped reserves (PUDs), including the total quantity of PUDs at year end, any material changes to PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs;

•

Companies are required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserves estimates.

The Company adopted this guidance effective June 25, 2010 (inception).  As of December 31, 2010, the Company did not have any proved reserves.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on the Company’s financial position or results from operations.

Subsequent Events – The Company evaluated all subsequent events from December 31, 2010 through April 14, 2011, the date of issuance of the financial statements.  Also see note 11.

4.

RELATED PARTY TRANSACTIONS

In exchange for management services provided to the Company, Opal Marketing & Consulting, Inc. (“Opal”) charges the Company a management fee of $240,000 per year.  The Company’s Chief Executive Officer is the President of Opal.  The Company paid Opal $120,000 for the period from June 25, 2010 (inception) through December 31, 2010.

On December 1, 2010, the Company entered into a Business Consultant Agreement with a former Director and Chief Executive Officer.  The agreement provides that in consideration for consulting services, the Company will pay $4,000 per month for the term of the agreement (three months) and issue 50,000 restricted shares of common stock.  On December 17, 2010, the Company issued the 50,000 shares of common stock which were valued at $150,000 on that date.  For the year ended December 31, 2010, the Company paid the former Director and CEO a total of $4,000 in cash under the agreement.  This agreement was cancelled in early 2011.

In connection with the issuance of the convertible promissory note (see note 10) a related party pledged 750,000 shares of Company common stock as collateral.

5.

COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of December 31, 2010, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

6.

OIL AND GAS PROPERTIES

In July 2010, the Company entered into an Agreement to participate in an Oil and Gas Development Joint Venture (the “Participation Agreement”) with Bayshore Operating Corporation, LLC (“Bayshore”).  Bayshore is currently the holder of an oil, gas and mineral lease covering approximately 1,045 acres in Wilson County, Texas, known as the Marcelina Creek Field Development.  The Participation Agreement provides for the drilling of four (4) wells.  Upon execution of the agreement, the Company paid Bayshore an initial deposit of $50,000, which was credited by Bayshore to the initial $50,000 payment for the first well in exchange for a 50% working interest in the first well.  The Company will pay 100% of the total drilling and completion costs.

In December 2010 the Company entered into an Addendum to the  Participation Agreement (the “Addendum”) with Bayshore, which provided for the Company to pay Bayshore a penalty (in addition to other consideration) as consideration for Bayshore agreeing to certain time extensions under the Participation Agreement.  The penalty includes $50,000 of cash on or before January 6, 2011 and $25,000 in shares of the Company’s common stock and $25,000 cash payable concurrent with the approval and delivery of the Authority For Expenditure (“AFE”) for the Johnson #2.  Upon receipt of the aforementioned penalty described above, the Company was given until April 15, 2011 to approve the said AFE.  At December 31, 2010 the Company accrued a liability of $100,000 in relation to this Addendum.

After mutual agreement as to the location, the second well is to be drilled within six months of the effective date of the Addendum.  For the second well, the Company will pay Bayshore $50,000 at rig move-in and $200,000 when the well is completed or plugged and abandoned, whichever comes first.  Further, the Company will pay 100% of the total drilling and completion costs for a 75% working interest.

For the third and fourth wells, the Company will pay Bayshore $50,000 at rig move-in and $150,000 when the well is completed or plugged and abandoned, whichever comes first. Further, the Company will pay 100% of the total drilling costs and 75% of the completion costs for a 75% working interest with Bayshore to pay 25% of the completion costs.

7.

STOCKHOLDERS’ EQUITY

On November 22, 2010, the Company effected a reverse merger and recapitalization.  See note 1.

On December 3, 2010, the Company issued 100,000 shares (pre stock split) of common stock (par value $.001) as compensation for work performed by two separate individuals.

On December 10, 2010, the Company effected a 4-for-1 forward split of common stock outstanding.  All owners of record at the close of business on December 10, 2010 received three additional shares for every one share they owned.

On December 17, 2010, the Company issued 50,000 shares (post stock split) of common stock to the former executive officer and director of Pole Perfect Studios, Inc. as compensation for services.

The Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series, to fix the number of shares constituting any such series, and to fix the rights and preferences of the shares constituting any series, without any further vote or action by the stockholders. There are no issued and outstanding shares of preferred stock; there are no agreements or understandings for the issuance of preferred stock, and the Board of Directors has no present intention to issue preferred stock.

As noted in note 10 the Company issued convertible debt with warrants attached.  The warrant is exercisable into 225,000 shares of common stock.  At December 31, 2010 these shares were excluded from the calculation of earnings per share as the stock was anti-dilutive.

A summary of warrant activity for the period from June 25, 2010 (inception) through December 31, 2010 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract
Outstanding June 25, 2010	-	-
Issued	225,000	$2.50
Exercised	-	-
Outstanding December 31, 2010	225,000	2.50	4.0 years
Exercisable, December 31, 2010	225,000	$2.50	4.0 years

At December 31, 2010, the Company has reserved 225,000 shares for future exercise of warrants.

8.

FAIR VALUE MEASUREMENTS

Assets and liabilities that require measurement to fair value on a recurring basis are categorized in a three-level fair value hierarchy as follows:

•

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration.

•

Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  At December 31, 2010, there were no financial assets or liabilities measured on a recurring or a nonrecurring basis.

9.

INCOME TAXES

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

Authoritative guidance for uncertainty in income taxes requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an examination.  Management has reviewed the Company’s tax positions and determined there were no uncertain tax positions requiring recognition in the consolidated financial statements.  The Company’s tax returns remain subject to Federal and State tax examinations for all tax years since inception as none of the statutes have expired.  Generally, the applicable statutes of limitation are three to four years from their respective filings.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statement of operation.  The Company has not recorded any interest or penalties associated with unrecognized tax benefits during the period from June 25, 2010 (inception) to December 31, 2010.

The following is a reconciliation between the federal income tax benefit computed at the statutory federal income tax rate of 34% and actual income tax provision for the period from June 25, 2010 (inception) to December 31, 2010:

Federal income tax benefit at statutory rate	$(219,403)
Less valuation allowance	219,403
Provision for income taxes	$-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2010 are as follows:

Deferred tax assets:
Net operating loss carryforward	$336,835
Accruals	7,820
Deferred tax liabilities:
Intangible drilling costs for oil and gas properties	(125,252)
Net deferred tax assets and liabilities	219,403
Less valuation allownace	(219,403)
Total deferred tax assets and liabilities	$-

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $990,691 at December 31, 2010. The federal net operating loss carryforward will begin to expire in 2030. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

10.

CONVERTIBLE PROMISSORY NOTE

On December 28, 2010, the Company issued a 10% Convertible Promissory Note and a warrant to purchase 225,000 shares of common stock to an accredited investor who paid $250,000 in aggregate consideration for the securities.  The 10% Convertible Promissory Note bears interest at the rate of 10% per annum, had a principal amount of $250,000 and is convertible into shares of common stock in the event the Company undertakes a private offering of securities to one or more third parties.  The note is convertible on the identical terms and conditions offered to such third parties.  The warrant is exercisable into 225,000 shares of common stock as of December 28, 2010 at a price of $2.50 per share and expires on December 28, 2014.   The note is collateralized by 750,000 shares of pledged securities of a related party.  The convertible note was recorded net of discount that includes the relative fair value of the warrants amounting to $62,250.  The discount is amortized over the life of the debt using the effective interest method.  The initial value of the warrants was calculated using the Black Scholes Option Pricing Model.

The assumptions were as follows:

Risk-free interest rate	0.64%
Expected volatility of common stock	40.00%
Dividend yield	0.00%
Discount due to lack of marketability	30.00%
Expected life of warrant	2 years
Weighted average warrant	225,000

11.

SUBSEQUENT EVENT

Effective February 8, 2011 the Company changed its name from “Pole Perfect Studios, Inc.” to “Torchlight Energy Resources, Inc.” In connection with the name change, the Company’s ticker symbol changed from “PPFT” to “TRCH,” February 10, 2011.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 23, 2010, we dismissed Patrick Rodgers, CPA, PA (“Rodgers”) as our independent registered public accountant and engaged Calvetti, Ferguson & Wagner, P.C. (“CFW”) as our new independent registered public accounting firm. Rodgers’ report on our financial statements for fiscal years 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern. The decision to change accountants was recommended and approved by our Board of Directors.

During the years ended December 31, 2009 and 2008 and through November 23, 2010, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Rodgers’ satisfaction would have caused Rodgers to make reference thereto in connection with Rodgers reports on our financial statements for such fiscal years.  Additionally, during the years ended December 31, 2009 and 2008 and through November 23, 2010, we had no reportable events as set forth in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

We engaged CFW as our new independent accountant as of November 23, 2010.  During the years ended December 31, 2009 and 2008, and the subsequent interim period through November 23, 2010, we nor anyone on our behalf engaged CFW regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

ITEM 9A.   CONTROLS AND PROCEDURES

Thomas Lapinski, our President and Chief Executive Officer, is our principal executive officer and principal financial officer.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2010. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that:

(i)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized transactions.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting – Guidance for

Smaller Public Companies.

We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified material weaknesses in internal control over financial reporting existing as of December 31, 2010. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, our management concluded that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, our internal controls are not effective, for the reason discussed below:

1.

We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and may be applicable to us in future years.

2.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our extremely small size and the fact that we only had one management employee, whom is also an executive officer and director, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

3.

We do not currently have full-time accounting personnel, which means we lack the requisite expertise in the key functional areas of finance and accounting. In addition, this means we do not have available personnel to properly implement control procedures.

4.	We did not have a functioning audit committee or outside independent directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

5.

We had not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are no employees and only one officer and director with management functions and therefore there is lack of segregation of duties.

6.

There is a strong reliance on the external auditors and contract accountant to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

7.	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

In addition, although our controls are not effective, these significant weaknesses did not result in any material misstatements in our financial statements. Our management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which is intended to mitigate the lack of segregation of duties until there are sufficient personnel and (3) has, subsequent to the evaluation period, appointed outside directors and will establish an audit committee in the future.

Changes in internal control over financial reporting

Other than the weaknesses identified above, there were no changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Our management, including our principal executive officer and principal financial officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control.  The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position(s) and Office(s)
Thomas Lapinski	66	Director, President, Chief Executive Officer and Interim Principal Financial Officer
Wayne Turner	61	Director
Gregory Williams	56	Director

Currently, Thomas Lapinski is our sole executive officer.  We presently rely on the assistance of outside advisors and consultants to supplement our management.  At such time as adequate funding is available, we anticipate adding additional executive officers, including a Chief Financial Officer.  We also anticipate expanding the Board of Directors to five members.  Further, additional staff will be added as projects become successful and a need develops to have focused attention on such projects’ future development.

Below is certain biographical information of our executive officers and directors:

Thomas Lapinski – Mr. Lapinski has served as our Director, President, Chief Executive Officer and Interim Principal Financial Officer since November 23, 2010. He is the founder of Torchlight Energy, Inc., our wholly owned subsidiary, and has served as its Chief Executive Officer, President and Director since its incorporation in June 2010. From 2002 to the present, he has engaged in consulting work on various projects, both international and domestic, including the purchase of energy related businesses, primarily focusing on evaluating exploration and re-development opportunities in the Rocky Mountain Region, Texas Gulf Coast, Mid-Continent, the Middle East, and South America. From September 1996 to June 2002, Mr. Lapinski served as President of Stephens Energy International of The Stephens Group, LLC. While there, he was involved in oil and gas exploration and production project development. Prior to that, he spent over 30 years in senior positions with Amoco Corporation before retiring. His expertise is in project evaluations, operations management and strategic planning with experience throughout the Rocky Mountain region, Alaska, U.S. mid-continent, the U.S. Gulf Coast and numerous international arenas. With Amoco, he has held numerous positions, including Division Geophysicist for Rocky Mountain Area, Regional Geophysicist for Africa and the Middle East, Exploration Manager for North and West Africa, President-Amoco Morocco, President-Amoco Turkey, General Manager-Amoco Kenya, Exploration Manager Gulf Coast, Regional Exploration Manager for Southern and Eastern U.S. and Manager for Resource and Business Development in Southern Rocky Mountain Area. He also spent time on a special project for the Chairman of Amoco on key strategic planning issues where he was responsible for long-term monetization of Amoco’s North American asset base. Mr. Lapinski received a degree in Geophysical Engineering from the Colorado School of Mines in 1966.

Wayne Turner – Mr. Turner has served as one of our Directors since March 2011.  He is presently the Managing Partner of, JEBCO Seismic, LP, a position he has held since 1989, and is the Managing Partner of Big Thicket Oil & Gas, L.P., a position he has held since 2001.  Mr. Turner took over management of JEBCO in 1989, when he bought into the company.  JEBCO is a fully independent international geophysical data acquisition contractor.  Jebco’s non-exclusive surveys and third party datasets represent a unique and readily available source of information for both mature and frontier regions.  JEBCO has operated both offshore and onshore in Canada and the U.S.  JEBCO has also conducted surveys in the North Sea, Africa, Asia, and South America.  One of JEBCO’s most significant accomplishments was signing an agreement with the Ministry of Geology in the USSR in 1989. The company was active in Russia, Kazakhstan, Uzbekistan, and Azerbaijan (before and after the break-up of the USSR). The company provided oil and gas exploration information to the industry, assisted in license rounds, and assisted in direct negotiations for oil and gas properties in these countries.  Mr. Turner spent significant time in these countries and personally negotiated all relevant agreements involved.

Mr. Turner started Big Thicket Oil & Gas, L.P. in 2001. This company is active in oil and gas exploration in Texas, Louisiana, Oklahoma, and New Mexico at the present time. Most of the activity is through partnerships, allowing the company to remain small in staff, but have access to expertise in different areas through these partnerships. Big Thicket does not operate wells, but is involved in generating and evaluating prospects.

Mr. Turner graduated in 1971 from the University of Houston with a degree in Electrical Engineering. He is active in various charitable organizations; primarily the Houston Livestock Show and Rodeo and Houston Children’s Charities.

Gregory Williams – Mr. Willliams has served as one of our Directors since March 2011.  He is presently the Chief Financial Officer for Oxane Materials, Inc. in Houston, Texas, a position he has held since October 2009.  Oxane is a start-up company in the oil and gas, exploration and production industry making high strength, light weight proppant used in hydraulic fracturing.  As Chief Financial Officer of Oxane, his duties have included corporate secretary responsibilities, equity and debt raising, accounting and control, treasury and finance, corporate taxes, financial planning, risk exposure analysis, information technology, human resources, contract review and financial compliance.  Mr. Williams retired in 2009 from Ineos/Innovene/bp/Amoco after 32 years of financial management experience.  Mr. Williams has over 10 years of petrochemicals experience as the former CFO for Ineos Olefins & Polymers North America including financial stewardship and corporate governance for all Ineos North American businesses and as the bp Chemicals Segment North American Controller.

Mr. Williams has 22 years of exploration and production experience both in the United States and internationally.  He has a BBA in Finance from Sam Houston State University and MIM from the American Graduate School of International Management (Thunderbird), in Phoenix, Arizona.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are aware of three people who, during the fiscal year ended December 31, 2010 were Directors, officers, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 as follows:

Tammy Skalko, our former Director and Chief Executive Officer, failed to timely file a Form 3 when she became subject to the reporting requirements of Section 16(a) of the Exchange Act on October 22, 2008.  This report, however, was ultimately filed on June 24, 2010.  Additionally, Ms. Skalko failed to timely file a Form 4 when, on November 23, 2010, she transferred 1,200,000 shares of common stock to us for cancellation (representing 100% of her ownership in our equity securities) and resigned as a Director and officer, thereby becoming no longer subject to the reporting requirements of Section 16(a) of the Exchange Act.  This report, however, was ultimately filed on January 4, 2011.

James Beshara, our former Director and Secretary, failed to timely file a Form 3 when he became subject to the reporting requirements of Section 16(a) of the Exchange Act on October 22, 2008.  This report, however, was ultimately filed on June 24, 2010.  Additionally, Mr. Beshara failed to timely file a Form 4 when, on November 23, 2010, he transferred 1,200,000 shares of common stock to us for cancellation (representing 100% of his ownership in our equity securities) and resigned as a Director and officer, thereby becoming no longer subject to the reporting requirements of Section 16(a) of the Exchange Act.  This report, however, was ultimately filed on January 4, 2011.

Harry Stone II, a former owner of more than ten percent of our common stock, failed to timely file a Form 3 when he became subject to the reporting requirements of Section 16(a) of the Exchange Act on October 22, 2008.  This report, however, was ultimately filed on June 22, 2010.  Additionally, Mr. Stone failed to timely file a Form 4 when, on November 23, 2010, he transferred 1,200,000 shares of common stock to us for cancellation (representing 100% of his ownership in our equity securities), thereby becoming no longer subject to the reporting requirements of Section 16(a) of the Exchange Act.  This report, however, was ultimately filed on January 5, 2011.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Code of Ethics was filed as Exhibit 14.1 to our S-1 Registration Statement filed with the SEC on May 2, 2008.  Further, we undertake to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to: Torchlight Energy Resources, Inc., 2007 Enterprise Avenue, League City, Texas 77573.

Procedures for Stockholders to Recommend Nominees to the Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since we last provided disclosure regarding this process in the Schedule 14f-1 Information Statement we mailed to stockholders on or around November 9, 2010.

Audit Committee

The Board of Directors has not yet established a separately-designated standing audit committee. An audit committee typically reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges require listed companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee. There can be no assurances if and when we will establish an audit committee.

ITEM 11.   EXECUTIVE COMPENSATION

The following table provides summary information for the years 2010 and 2009 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Thomas Lapinski President, CEO and Director	2010 2009	$104,000(1) -	- -	- -	- -	- -	- -	- -	$104,000 -

Tammy Skalko (2) Former President, CEO, Treasurer and Director	2010 2009	- -	- -	- -	- -	- -	- -	- -	- -

James Beshara (3) Former Secretary and Director	2010 2009	- -	- -	- -	- -	- -	- -	- -	- -

(1)  Thomas Lapinski receives no compensation directly from us.  He is, however, also an executive officer of our wholly owned subsidiary, Torchlight Energy, Inc., and is entitled to receive a management fee pursuant to an employment agreement in effect with TEI.  See “Employment Agreements,” below.  Mr. Lapinski’s management fee has accrued since August 2010, and accordingly, TEI owes Mr. Lapinski $104,000 in accrued and unpaid management fees as of December 31, 2010.

(2)  Tammy Skalko resigned on November 23, 2010.

(3)  James Beshara resigned on November 23, 2010.

Employment Agreements

In July 2010, Torchlight Energy, Inc., our wholly owned subsidiary (“TEI”), entered into an employment agreement with Opal Marketing and Consulting, Inc. (“Opal”).  Our Chief Executive Officer and Director, Thomas Lapinski, owns and is the President of Opal.  The agreement provides that Opal will provide the services of Mr. Lapinski to serve as TEI’s President and Chairman of the Board of Directors.  The agreement has a term of two years and provides that TEI is to pay Opal a base fee equal to $240,000 per year, payable monthly.  TEI must also pay all applicable federal, state and local employment taxes, as well as social security and such other amounts, from all amounts paid to Opal.  Further, Mr. Lapinski is eligible to receive stock options and an additional annual bonus as determined by the Board of Directors in its sole discretion in an amount not to exceed 100% of the base fee.

There is currently no employment agreement between Mr. Lapinski and Torchlight Energy Resources, Inc.

Outstanding Equity Awards at Fiscal Year End

We do not have any unexercised options, stock that has not vested or equity incentive plan awards for any of our executive officers or directors outstanding as of the end of our fiscal year ended December 31, 2010.

Compensation of Directors

At present, we do not pay our Directors for attending meetings of the Board of Directors, nor do we have a standard arrangement pursuant to which Directors are compensated for any services provided as a Director.  We may adopt a Director compensation policy in the future, but we have not yet determined the amount, if any, that we will pay to our Directors for attending meetings.  Directors received no compensation for their services as directors during years ended December 31, 2010 and 2009.

Compensation Policies and Practices as they Relate to Risk Management

We attempt to make our compensation programs discretionary, balanced and focused on the long term.  We believe goals and objectives of our compensation programs reflect a balanced mix of quantitative and qualitative performance measures to avoid excessive weight on a single performance measure. Our approach to compensation practices and policies applicable to employees and consultants is consistent with that followed for its executives.  Based on these factors, we believe that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at March 31, 2011 with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our executive officers and (v) all of our executive officers and Directors and Director nominees as a group.  Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of March 31, 2011, there were 12,811,420 shares of common stock outstanding.

The table below sets forth the number and percentage of shares of our common stock owned as of March 31, 2011 by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our executive officers and directors, and (iii) our executive officers and directors as a group.  As of March 31, 2011, there were 12,811,420 shares of our common stock outstanding.

Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Thomas Lapinski	4,600,000 shares	35.9%
President, CEO and Director
2007 Enterprise Avenue
League City, Texas 77573

Wayne Turner	0 shares	0%
2450 Fondren, Suite 112
Houston, Texas 77063

Gregory Williams	400,000 shares	3.1%
1105 Pine Hurst Court Friendswood, Texas 77546

All directors and executive officers as a group (1 person)	5,000,000 shares	39.0%

John A. Brda	2,512,500 shares (1)	19.6%
1425 Frontenay
Warson Woods, Missouri 63122

(1)	Includes 182,500 shares held individually by John A. Brda and 2,330,000 shares held by Brda & Company LLC, of which Mr. Brda is the sole owner and Managing Director.

Change in Control

On November 23, 2010, we entered into and closed a Share Exchange Agreement, as described in more detail above under “Corporate History and Background” in “Item 1” of this report.  We are aware of no arrangements the operation of which may at a subsequent date result in a change in control.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 1, 2010, we entered into a Business Consultant Agreement with Tammy Skalko, our former Director and Chief Executive Officer.  The agreement provides that in consideration for her consulting services, we will pay her $4,000 per month for the term of the agreement (three months) and issue her 50,000 restricted shares of common stock.  On December 17, 2010, we issued Ms. Skalko the 50,000 shares of common stock which were valued at $150,000 on that date.  For the year ended December 31, 2010, we paid Ms. Skalko a total of $4000 in cash under the agreement.

Review, Approval or Ratification of Transactions with Related Persons

Currently, we rely on our Board of Directors to review related party transactions on an ongoing basis to prevent conflicts of interest.  Our Board of Directors reviews a transaction in light of the affiliations of the director, officer, or employee and the affiliations of such person’s immediate family.  Our Board of Directors will approve or ratify a transaction if it determines that the transaction is consistent with our best interests and the best interests of our stockholders.  Additionally, to ensure, among other things, that potential conflicts of interest are avoided or declared, we have adopted a Code of Ethics, setting forth the responsibilities of certain officers and employees.

Director Independence

Currently two of our three Directors are independent.  Our independent Directors are Wayne Turner and Gregory Williams.  The definition of “independent” used herein is arbitrarily based on the independence standards of The NASDAQ Stock Market LLC.  The Board performed a review to determine the independence of Wayne Turner and Gregory Williams and made a subjective determination as to each of these Directors that no transactions, relationships or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director of Torchlight Energy Resources, Inc.  In making these determinations, the Board reviewed information provided by these Directors with regard to each Director’s business and personal activities as they may relate to us and our management.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2010 and 2009.  On November 23, 2010, we dismissed Patrick Rodgers, CPA, PA (“Rodgers”) as our independent registered public accountant and engaged Calvetti, Ferguson & Wagner, P.C. (“CFW”) as our new independent registered public accounting firm.

	2010	2009
Audit Fees(1)	$23,000	$15,000
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees	-	-

Total Fees	$23,000	$15,000

(1)

Audit Fees: This category represents the aggregate fees billed for professional services rendered by the principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years.

(2)

Audit Related Fees: This category consists of the aggregate fees billed for assurance and related services by the principal independent accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent accountant for tax compliance, tax advice, and tax planning.

Pre-Approval of Audit and Non-Audit Services

We do not have a standing audit committee. Therefore, for the fiscal years ended December 31, 2009 and 2010 all audit services, audit-related services and tax services, as described above, were provided to us by Rodgers and/or CFW based upon prior approval of the Board of Directors.

PART IV

ITEM 15.   EXHIBITS

Exhibit No.	Description
2.1	Share Exchange Agreement dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010.) *

3.1	Articles of Incorporation. (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

3.2	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on January 12, 2011.) *

10.1	Employment Agreement between Thomas Lapinski and Torchlight Energy, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010.) *

10.2

Agreement to Participate in Oil and Gas Development Joint Venture between Bayshore Operating Corporation, LLC and Torchlight Energy, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010) *

14.1	Code of Ethics (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

16.1	Letter from Patrick Rodgers, CPA, PA to the SEC dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010) *

21.1	Subsidiaries. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010) *

31.1

Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2011.

Torchlight Energy Resources, Inc.

/s/ Thomas Lapinski
By: Thomas Lapinski
Chief Executive Officer

/s/ Thomas Lapinski
By: Thomas Lapinski
Interim Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Lapinski
Thomas Lapinski	Director	April 14, 2011

/s/ Wayne Turner
Wayne Turner	Director	April 14, 2011

/s/ Gregory Williams
Gregory Williams	Director	April 14, 2011