Form 10-Q
period 2011-03-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2011-05-16
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2011.

     . Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _______ to _______.

Commission file number: 000-53473

TORCHLIGHT ENERGY RESOURCES, INC.
(Name of registrant in its charter)

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

As of May 4, 2011, there were 17,403,396 shares of the registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

	Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	3

	Consolidated Statements of Operations for the three months ended March 31, 2011 (Unaudited) and for the period from June 25, 2010 (Inception) to December 31, 2010	4

	Consolidated Statement of Stockholders’ Equity for the period from June 25, 2010 (Inception) to March 31, 2011 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 (Unaudited) and for the period from June 25, 2010 (Inception) to December 31, 2010	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6.	Exhibits	17

	Signatures	18

ITEM 1.  FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$898,452	$278,191
Prepaid costs	25,785	1,000
Total current assets	924,237	279,191

Investment in oil and gas properties	1,196,418	1,114,958
Goodwill	447,084	447,084

TOTAL ASSETS	$2,567,739	$1,841,233

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$192,310	$291,950
Convertible promissory note, net of discount of	216,000	184,750
$65,250 and $34,000 at March 31,2011 and December 31, 2010 respectively
Interest payable	6,164	-
Total current liabilities	414,474	476,700

Commitments and contingencies	-	-

Stockholders equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 70,000,000 shares authorized;	3,893	3,213
13,381,134 issued and outstanding at March 31, 2011
12,701,420 issued and outstanding at December 31, 2010
Additional paid-in capital	3,382,441	2,006,622
Accumulated deficit	(1,233,069)	(645,302)
Total stockholders' equity	2,153,265	1,364,533

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,567,739	$1,841,233

The accompanying notes are an integral part of these financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

		JUNE 25, 2010
	THREE MONTHS	(Inception)
	ENDING	TO
	MARCH 31, 2011	DECEMBER 31, 2010
	(Unaudited)	(Audited)
Revenue
Oil and gas sales	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative expenses	550,429	645,302
Total operating expenses	550,429	645,302

Other income (expense)
Interest income	76	-
Interest expense	(37,414)	-
Total other income (expense)	(37,338)	-

Net loss before taxes	587,767	645,302

Provision for income taxes	-	0

Net loss	$587,767	$645,302

Loss per share:
Basic and Diluted	$(0.046)	$(0.069)
Weighted average shares outstanding:
Basic and Diluted	12,924,814.00	9,402,818

The accompanying notes are an integral part of these financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM JUNE 25, 2010 (INCEPTION) TO MARCH 31, 2011

					Deficit
					accumulated
		Common	Common	Additional	during the
	Preferred	Stock	Stock	Paid-in	Exploration
	Stock	Shares	Amount	Capital	Stage	Total

Balance, June 25, 2010	$ -	-	$ -	$ -	$ -	$ -

Shares issued to management	-	2,000,000	2,000	8,000	-	10,000

Shares issued for private placement	-	361,125	361	1,444,140	-	1,444,501

Reverse merger transaction:
Recapitalization on reverse merger	-	4,301,730	4,302	442,782	-	447,084
Cancellation of common shares	-	(3,600,000)	(3,600)	(266,400)	-	(270,000)

Issuance of common stock for services	-	100,000	100	162,900	-	163,000

Forward stock split (4 for 1)	-	9,488,565	-	-	-	-

Issuance of common stock for services	-	50,000	50	149,950	-	150,000

Discount on convertible promissory note	-	-	-	65,250	-	65,250

Net loss	-	-	-	-	(645,302)	(645,302)

Balance, December 31, 2010 (audited)	$ -	12,701,420	$ 3,213	$ 2,006,622	$ (645,302)	$ 1,364,533

Issuance of common stock for services	-	140,000	140	431,860	-	432,000

Shares issued for private placement	-	539,714	540	914,352	-	914,892
Fair value of warrants issued	-	-	-	29,607	-	29,607

Net loss	-	-	-	-	(587,767)	(587,767)

Balance, March 31, 2011 (unaudited)	$ -	13,381,134	$ 3,893	$ 3,382,441	$ (1,233,069)	$ 2,153,265

The accompanying notes are an integral part of these financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOW

		JUNE 25, 2010
	THREE MONTHS	(Inception)
	ENDING	TO
	MARCH 31, 2011	DECEMBER 31, 2010
	(Unaudited)	(Audited)
Cash Flows From Operating Activities
Net loss	$(587,767)	$(645,302)
Adjustments to reconcile net loss to net cash
from operating activities:
Stock based compensation	432,000	313,000
Accretion of convertible note discount	31,250	-
Change in:
Prepaid expenses	(24,785)	(1,000)
Accounts payable	(99,640)	291,950
Interest payable	6,164	-
Net cash used in operating activities	(242,778)	(41,352)

Cash Flows From Investing Activities
Investment in oil and gas properties - unevaluated	(81,460)	(1,114,958)

Cash Flows From Financing Activities
Issuance of convertible note	-	250,000
Shares issued to management	-	10,000
Units issued for private placement	944,499	1,444,501
Cancellation of common shares	-	(270,000)
Net cash provided by financing activities	944,499	1,434,501

Net increase in cash	620,261	278,191

Cash - beginning of period	278,191	-

Cash - end of period	$898,452	$278,191

Supplemental disclosure of cash flow information:
Non cash transactions:
Recapitalization on reverse merger	$-	$447,084
Discount on warrants issued in conjunction with convertible note	$-	$65,250

1.

NATURE OF BUSINESS

Torchlight Energy, Inc. (“TEI”) was formed in the state of Nevada on June 25, 2010. TEI’s operations commenced with initial funding on July 8, 2010.  TEI is an Exploration Stage energy company formed as a corporation to engage in the acquisition, exploration, exploitation and/or development of oil and natural gas properties in the United States.

On November 23, 2010 Torchlight Energy Resources, Inc. (“we,” “us” and the “Company”), formerly, Pole Perfect Studios, Inc. (“Pole Perfect”), entered into a Share Exchange Agreement (the “Exchange Agreement”) with its major stockholders, TEI, and the persons owning 100% of the outstanding capital stock of TEI (the “TEI Stockholders”).   At closing, the TEI Stockholders transferred 9,444,501 shares of TEI common stock, representing 100% of the common stock of TEI, to the Company in exchange for an aggregate of 2,361,125 shares (pre stock split) of newly issued common stock of the Company.  Also at closing of the Exchange Agreement, the Pole Perfect shareholders transferred to the Company an aggregate of 3,600,000 shares of common stock of the Company for cancellation in exchange for an aggregate consideration of $270,000.  This transaction was recorded as a reverse acquisition for accounting purposes where TEI is the accounting acquirer.   The assets and liabilities of Pole Perfect were recorded at a fair value of $0. The Company recorded $447,084 of goodwill which represents the estimated fair value of the consideration exchanged.  In addition, at closing (i) TEI became the Company’s wholly-owned subsidiary, (ii) the Company abandoned all of its previous business plans within the health and fitness industries, including opening and operating dance studios, and (iii) the business of TEI became its sole business.  Descriptions of its business hereinafter refer to the business of TEI.

On December 10, 2010, the Company effected a 4-for-1 forward split of its shares of common stock outstanding.  All owners of record at the close of business on December 10, 2010 (record date) received three additional shares for every one share they owned.

Effective February 8, 2011 the Company changed its name from “Pole Perfect Studios, Inc.” to “Torchlight Energy Resources, Inc.”  In connection with the name change, the Company’s ticker symbol changed from “PPFT” to “TRCH.”.

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

At March 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $1,233,069 since its inception and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration of risks – The Company’s cash is placed with a highly rated financial institution and the Company conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business.  At times during the three months ended March 31, 2011and the period from June 25, 2010 (inception) to December  31, 2010, cash balances were in excess of amounts guaranteed by the Federal Deposit Insurance Corporation (”FDIC”).

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

Depreciation, depletion and amortization – The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves are amortized on a unit-of-production method over estimated total proved oil and gas reserves.   The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion and amortization (“DD&A”), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less unevaluated oil and gas properties, which are excluded from these calculations.  During the three months ended March 31, 2011and the period from June 25, 2010 (inception) to December 31, 2010, the Company held only unevaluated oil and gas properties; therefore, no depreciation, depletion or amortization has been recognized.

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs.  Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties.  If the net capitalized cost of proved oil and gas properties, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A.  The ceiling test calculation uses a commodity price assumption which is based on the un-weighed arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs.  The Company did not recognize impairment on its oil and gas properties during the three months ended March 31, 2011and the period from June 25, 2010 (inception) to December 31, 2010.  Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur.

Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions.  The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future,  or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place.  Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.  As of March 31, 2011 and December 31, 2010, the Company did not have any proved oil or gas reserves.

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

Gains and losses on the sale of oil and gas properties are generally reflected in income.  Sales of less than 100% of the Company’s interest in the oil and gas property are treated as a reduction of the capital cost of the field, with no gain or loss recognized, as long as doing so does not significantly affect the unit-of-production depletion rate.  Costs of retired equipment, net of salvage value, are usually charged to accumulated depreciation.  During the three months ended March 31, 2011and the period from June 25, 2010 (inception) to December 31, 2010 there were no gains or losses recognized from the sale of oil and gas properties.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist. Goodwill was $447,084 as of March 31, 2011and December 31, 2010 and was acquired on November 23, 2010 in connection with the Company’s reverse acquisition (Note 1).

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

The Company adopted this guidance effective June 25, 2010 (inception).  As of March 31, 2011 and December 31, 2010, the Company did not have any proved reserves.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on the Company’s financial position or results from operations.

Subsequent Events – The Company evaluated all subsequent events through May 16, 2011, the date of issuance of the financial statements.  Also see note 11.

4.

RELATED PARTY TRANSACTIONS

In exchange for management services provided to the Company, Opal Marketing & Consulting, Inc. (“Opal”) charges the Company a management fee of $240,000 per year.  The Company’s Chief Executive Officer is the President of Opal.  The Company recognized payments due Opal of $60,000 for the three months ended March 31, 2011.  The Company paid Opal $120,000 for the period from June 25, 2010 (inception) through December 31, 2010.

On December 1, 2010, the Company entered into a Business Consultant Agreement with a former Director and Chief Executive Officer.  The agreement provides that in consideration for consulting services, the Company will pay $4,000 per month for the term of the agreement (three months) and issue 50,000 restricted shares of common stock.  On December 17, 2010, the Company issued the 50,000 shares of common stock which were valued at $150,000 on that date.  For the year ended December 31, 2010, the Company paid the former Director and CEO a total of $4,000 in cash under the agreement.  For the quarter ended March 31, 2011 a total of $8,000 in cash was paid under the agreement.  This agreement terminated in early 2011.

In connection with the issuance of the convertible promissory note (see note 10) a related party pledged 750,000 shares of Company common stock as collateral.

5.

COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of March 31, 2011 and December 31, 2010, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

6.

OIL AND GAS PROPERTIES

In July 2010, the Company entered into an Agreement to participate in an Oil and Gas Development Joint Venture (the “Participation Agreement”) with Bayshore Operating Corporation, LLC (“Bayshore”).  Bayshore is currently the holder of an oil, gas and mineral lease covering approximately 1,045 acres in Wilson County, Texas, known as the Marcelina Creek Field Development.  The Participation Agreement provides for the drilling of four wells.  Upon execution of the agreement, the Company paid Bayshore an initial deposit of $50,000, which was credited by Bayshore to the initial $50,000 payment for the first well in exchange for a 50% working interest in the first well.  The Company will pay 100% of the total drilling and completion costs.

In December 2010 the Company entered into an Addendum to the Participation Agreement (the “Addendum”) with Bayshore, which provided for the Company to pay Bayshore a penalty (in addition to other consideration) as consideration for Bayshore agreeing to certain time extensions under the Participation Agreement.  The penalty included a payment of  $50,000 of cash on or before January 6, 2011 and $25,000 in shares of the Company’s common stock and $25,000 cash payable concurrent with the approval and delivery of the Authority For Expenditure (“AFE”) for the Johnson #2.  Upon receipt of the aforementioned penalty described above, the Company was given until April 15, 2011 to approve the said AFE.  At March 31, 2011 and December 31, 2010 the Company accrued a liability of $100,000 in relation to this Addendum.

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

On January  6, 2011 and January 10, 2011, the Company issued 10,000 and 100,000 shares, respectively of common stock to two individuals as compensation for services.  On March 23, 2011 the Company issued a total of 30,000 shares of common stock to two individuals as compensation for services.

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

During February and March 2011, through subscription agreements, the Company received $944,499 for the issuance of 269,857 Units.  Each Unit consisted of two restricted shares of common stock and one three year warrant to purchase a share of restricted common stock at the price of $5.00.  The estimated fair value of the warrants issued was $29,607 at the date of issuance.  At March 31, 2011 the shares from the potential exercise of the warrants were excluded from the calculation of earnings per share as the shares were anti-dilutive.

As noted in note 10, in December 2010 the Company issued convertible debt with warrants attached.  The warrant is exercisable into 225,000 shares of common stock.  At December 31, 2010 and at March 31, 2011 these shares were excluded from the calculation of earnings per share as the shares were anti-dilutive.

A summary of warrant activity for the three months ended March 31, 2011and the period from June 25, 2010 (inception) to December 31, 2010 is presented below:

			Weighted	Weighted
			Average	Average
		Number of	Exercise	Remaining
		Warrants	Price	Contract
Outstanding June 25, 2010		-	-
Issued	12/30/2010	225,000	$2.50	3.75 years
Issued	02/18/2011	30,000	$5.00	3.00 years
Issued	03/08/2011	30,000	$5.00	3.00 years
Issued	03/08/2011	30,000	$5.00	3.00 years
Issued	03/14/2011	25,000	$5.00	3.00 years
Issued	03/15/2011	154,857	$5.00	3.00 years
Exercised		-	$-
Outstanding March 31, 2011		494,857

At December 31, 2010, the Company has reserved 225,000 shares for future exercise of warrants.  At March 31, 2011 the Company has reserved an additional 269,857 shares for future exercise of warrants.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  At March 31, 2011 and December 31, 2010, there were no financial assets or liabilities measured on a recurring or a nonrecurring basis.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statement of operation.  The Company has not recorded any interest or penalties associated with unrecognized tax benefits during the three months ended March 31, 2011and the period from June 25, 2010 (inception) to December 31, 2010.

The following is a reconciliation between the federal income tax benefit computed at the statutory federal income tax rate of 34% and actual income tax provision for the three months ended March 31, 2011and the period from June 25, 2010 (inception) to December 31, 2010:

	March 31, 2011	December 31, 2010
Federal income tax benefit at statutory rate	(199,841)	(219,403)
Permanent differences	10,625	-
Less valuation allowance	189,216	219,403
Provision for income taxes	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	March 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforward	543,980	336,835
Accruals	3,740	7,820
Deferred tax liabilities:
Intangible drilling costs for oil and gas properties	(139,101)	(125,252)
Net deferred tax assets and liabilities	408,619	219,403
Less valuation allowance	(408,619)	(219,403)
Total deferred tax assets and liabilities	-	-

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $1,599,939 and $990,691 at March 31, 2011 and December 31, 2010, respectively. The federal net operating loss carryforward will begin to expire in 2030. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.  The increase in the valuation allowance for the three months ended March 31, 2011 was $189,216.

10.

CONVERTIBLE PROMISSORY NOTE

On December 28, 2010, the Company issued a 10% Convertible Promissory Note and a warrant to purchase 225,000 shares of common stock to an accredited investor who paid $250,000 in aggregate consideration for the securities.  The 10% Convertible Promissory Note bears interest at the rate of 10% per annum, had a principal amount of $250,000 and is convertible into shares of common stock in the event the Company undertakes a private offering of securities to one or more third parties.  The note is convertible on the identical terms and conditions offered to such third parties.  The warrant is exercisable into 225,000 shares of common stock as of December 28, 2010 at a price of $2.50 per share and expires on December 28, 2014.   The note is collateralized by 750,000 shares of pledged securities of a related party.  The convertible note was recorded net of discount that includes the relative fair value of the warrants amounting to $62,250.  The discount is accreted over the life of the debt using the effective interest method.  Accretion expense was $31,250 and 0 for the three months ended March 31, 2011and the period from June 25, 2010 (inception) to December 31, 2010, respectively. The initial value of the warrants was calculated using the Black Scholes Option Pricing Model.  The assumptions were as follows:

Risk-free interest rate	0.64%
Expected volatility of common stock	40.00%
Dividend yield	0.00%
Discount due to lack of marketability	30.00%
Expected life of warrant	2 years
Weighted average warrant	225,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth and discussed in this Management’s Discussion and Analysis and Results of Operations is derived from the historical financial statements and the related notes thereto of the Company which are included in this Form 10-Q.  The following information and discussion should be read in conjunction with such financial statements and notes. Additionally, this Management’s Discussion and Analysis and Plan of Operations contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in the Company’s operations, development efforts and business environment, and due to other risks and uncertainties relating to the Company’s ability to obtain additional capital in the future to fund its planned expansion, the demand for oil and natural gas, and other general economic factors.  All forward-looking statements included herein are based on information available to the Company as of the date hereof, and we assume no obligation to update any such forward-looking statement.

Basis of Presentation of Financial Information

On November 23, 2010, the Share Exchange Agreement (the “Exchange Agreement” or “Transaction”) between Torchlight Energy Resources, Inc. (the “Company”) (which at the time was named “Pole Perfect Studios, Inc.”) and Torchlight Energy, Inc. (“TEI”) was entered into and closed, through which the former shareholders of TEI became shareholders of the Company.  At closing, the Company abandoned its previous business.  Consequently, as a result of the Transaction, the business of TEI commenced.  Because TEI became the successor business to the Company and because the operations and assets of TEI represent the Company’s entire business and operations from the closing date of the Exchange Agreement, the Management’s Discussion and Analysis and unaudited financial statements are based on the consolidated financial results of the Company and its wholly owned subsidiary TEI for the relevant periods.

Summary of Key Results

Overview

Our sole business is that of Torchlight Energy, Inc., an exploration stage company formed as a corporation in the state of Nevada on June 25, 2010.  We are engaged in the acquisition, exploration, exploitation and/or development of oil and natural gas properties in the United States.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment by our management.

The Company had no active operations prior to the inception of TEI on June 25, 2010.  Due to this fact, comparisons to previous years are not necessarily indicative of actual operating results.  Revenue and expenses listed below reflect the operations of TEI.

Historical Results for the Three Months Ended March 31, 2011 and the Period from June 25, 2010 (Inception) to December 31, 2010.

Revenues and Cost of Revenues

The Company had no revenue or cost of revenues during either the three months ended March 31, 2011 or during the period from June 25, 2010 (Inception) to December 31, 2010.

General and Administrative Expenses

The Company’s total operating expenses for both the three months ended March 31, 2011and the period from June 25, 2010 (Inception) to December 31, 2010 consisting of entirely of general and administrative expenses, which were $550,429 and $645,302, respectively.  The Company’s general and administrative expenses consisted of accounting and administrative costs, professional fees and other general corporate expenses.

Liquidity and Capital Resources

As of March 31, 2011, the Company had total current assets of $924,237, consisting of $898,452 in cash and $25,785 in prepaid costs.  As of December 31, 2010, the Company had total current assets of $279,191, consisting of $278,191 in cash and $1,000 in prepaid costs.  The $620,261 increase in cash from December 31, 2010 to March 31, 2011 is primarily attributable to cash the Company received through a private placement.  As of March 31, 2011, the Company had $1,196,418 in investment in oil and gas properties and $447,084 in goodwill.  For the year ended December 31, 2010, the Company had $1,114,958 in investment in oil and gas properties and $447,084 in goodwill.

For the three months ended March 31, 2011, the Company had net cash used in operating activities of $242,778, which was comprised of a net loss of $587,767, a change in prepaid expenses of $24,785 and a change in accounts payable of $99,640, partially offset by $432,000 in stock based compensation, $31,250 in accretion of convertible note discount and $6,164 in change in interest payable.

For the three months ended March 31, 2011, the Company’s cash flows from investing activities consisted entirely of $81,460 in investment in oil and gas properties – unevaluated.

The Company had $944,499 in net cash provided by financing activities that was entirely attributable to Units, comprised of two shares of common stock and one warrant each, issued for private placement.

Commitments and Contingencies

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of December 31, 2010 and March 31, 2011, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

In July 2010, TEI entered into an Agreement to participate in an Oil and Gas Development Joint Venture (the “Participation Agreement”) with Bayshore Operating Corporation, LLC (“Bayshore”).  Bayshore is currently the holder of an oil, gas and mineral lease covering approximately 1,045 acres in Wilson County, Texas, known as the Marcelina Creek Field Development. The Participation Agreement provides for the drilling of four (4) wells. Upon execution of the agreement, we paid Bayshore an initial deposit of $50,000, which amount was credited to the initial $50,000 payment due for the first well, in exchange for a 50% working interest in the first well. We are to pay 100% of total drilling and completion costs.

After mutual agreement as to the location, the second well is to be drilled within six months of the effective date of the Participation Agreement. For the second well, we are to pay Bayshore $50,000 at rig move-in and $200,000 when the well is completed or plugged and abandoned, whichever comes first.  Further, we are to pay 100% of the total drilling and completion costs for a 75% working interest.

For the third and fourth wells, we are to pay Bayshore $50,000 at rig move-in and $150,000 when the well is completed or plugged and abandoned, whichever comes first.  Further, we are to pay 100% of the total drilling costs and 75% of the completion costs for a 75% working interest with Bayshore to pay 25% of the completion costs.

On December 31, 2010 we executed an agreement with Bayshore for an extension of our drilling obligation deadline from January 6, 2011 to April 15, 2011.  As a condition for the extension we paid to Bayshore $50,000 and issued it 10,000 shares of our common stock.  Further a $25,000 cash payment is to be made concurrent with the approval of the Authority for Expenditure (AFE) for the Johnson #2 well.  As additional consideration, Bayshore is no longer obligated to pay its proportionate share of completion costs on the second vertical well.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

At March 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $1,233,069 since its inception and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2011.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

Our principal executive officer and principal financial officer have also indicated that, upon evaluation, there were no changes in our internal control over financial reporting or other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than the issuances described below, all equity securities that we have sold during the period covered by this report that were not registered under the Securities Act have previously been included in a Current Report on Form 8-K:

On January 6, 2011, we issued 10,000 shares of common stock to a party as consideration for agreeing to amend the terms of an oil and gas participation agreement.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a single offeree; (iii) there was no public solicitation; (iv) the investment intent of the offeree; and (v) the restriction on transferability of the securities issued.

On January 10, 2011, we issued 100,000 shares of common stock to a party as consideration for professional services rendered.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a single offeree; (iii) there was no public solicitation; (iv) the investment intent of the offeree; and (v) the restriction on transferability of the securities issued.

On March 23, 2011, we issued and aggregate of 30,000 shares of common stock to two parties pursuant to the terms of a settlement agreement and mutual release.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of the securities issued.

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

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Torchlight Energy Resources, Inc.

Date: May 16, 2011	/s/ Thomas Lapinski
By: Thomas Lapinski
Chief Executive Officer and Principal Financial Officer