Form 10-Q
period 2011-06-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2011-08-15
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  . Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2011.

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

Yes      . No   X  .

As of August 11, 2011, there were 14,224,661 shares of the registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC. (AN EXPLORATION STAGE COMPANY) CONSOLIDATED BALANCE SHEETS
	JUNE 30,	DECEMBER 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$218,368	$278,191
Accounts receivable	17,274	-
Prepaid costs	18,589	1,000
Total current assets	254,231	279,191

Investment in oil and gas properties	2,822,420	1,114,958
Goodwill	447,084	447,084

TOTAL ASSETS	$3,523,735	$1,841,233

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	131,846	291,950
Convertible promissory note, net of discount of	262,500	184,750
$34,000 at December 31, 2010
Interest payable	216	-
Other current liability	157,500	-
Total current liabilities	552,062	476,700

Commitments and contingencies	-	-

Stockholders equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 70,000,000 shares authorized;	4,646	3,213
14,134,661 issued and outstanding at June 30, 2011
13,381,134 issued and outstanding at March 31, 2011
12,701,420 issued and outstanding at December 31, 2010
Additional paid-in capital	5,001,383	2,006,622
Accumulated deficit	(2,034,356)	(645,302)
Total stockholders' equity	2,971,673	1,364,533

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,523,735	$1,841,233

The accompanying notes are an integral part of these financial statements.

TORCHLIGHT ENERGY RESOURCES, INC. (AN EXPLORATION STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS
			JUNE 25, 2010
	THREE MONTHS	SIX MONTHS	(Inception)
	ENDING	ENDING	TO
	JUNE 30, 2011	JUNE 30, 2011	JUNE 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Oil and gas sales	$24,152	$24,152	$24,152

Cost of revenue	25,273	25,273	25,273

Gross loss	1,121	1,121	1,121

Operating expenses:
General and administrative expenses	759,669	1,310,098	1,955,400
Total operating expenses	759,669	1,310,098	1,955,400

Other income (expense)
Interest income	55	131	131
Interest expense	(40,552)	(77,966)	(77,966)
Total other income (expense)	(40,497)	(77,835)	(77,835)

Net loss before taxes	801,287	1,389,054	2,034,356

Provision for income taxes	-	-	-

Net loss	$801,287	$1,389,054	$2,034,356

Loss per share:
Basic and Diluted	$(0.058)	$(0.104)	$(0.149)
Weighted average shares outstanding:
Basic and Diluted	13,853,366	13,391,655	13,253,413

The accompanying notes are an integral part of these financial statements.

TORCHLIGHT ENERGY RESOURCES, INC. (AN EXPLORATION STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOW
		JUNE 25, 2010
	SIX MONTHS	(Inception)
	ENDING	TO
	JUNE 30, 2011	JUNE 30, 2011
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(1,389,054)	$(2,034,356)
Adjustments to reconcile net loss to net cash
from operating activities:
Stock based compensation	1,005,973	1,318,973
Accretion of convertible note discount	65,250	65,250
Change in:
Prepaid expenses	(17,589)	(18,589)
Accounts receivable	(17,274)	(17,274)
Accounts payable	(160,104)	131,846
Other payable	157,500	157,500
Interest payable	216	216
Net cash used in operating activities	(355,082)	(396,434)

Cash Flows From Investing Activities
Investment in oil and gas properties - unevaluated	(1,707,462)	(2,822,420)

Cash Flows From Financing Activities
Issuance of convertible note	262,500	512,500
Payment of convertible note	(250,000)	(250,000)
Shares issued to management	-	10,000
Shares issued for private placement	1,990,221	3,434,722
Cancellation of common shares	-	(270,000)
Net cash provided by financing activities	2,002,721	3,437,222

Net increase in cash	(59,823)	218,368

Cash - beginning of period	278,191	-

Cash - end of period	$218,368	$218,368

Supplemental disclosure of cash flow information:
Non cash transactions:
Recapitalization on reverse merger	$-	$447,084
Discount on warrants issued in conjunction with convertible note	$-	$65,250

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

On November 23, 2010 Torchlight Energy Resources, Inc. (“we,” “us” and the “Company”), formerly, Pole Perfect Studios, Inc. (“Pole Perfect”)  entered into a Share Exchange Agreement (the “Exchange Agreement”) with its major stockholders, TEI, and the persons owning 100% of the outstanding capital stock of TEI (the “TEI Stockholders”).   At closing, the TEI Stockholders transferred 9,444,501 shares of TEI common stock, representing 100% of the common stock of TEI, to the Company in exchange for an aggregate of 2,361,125 shares (pre stock split) of newly issued common stock of the Company.  Also at closing of the Exchange Agreement, the Pole Perfect shareholders transferred to the Company an aggregate of 3,600,000 shares of common stock of the Company for cancellation in exchange for an aggregate consideration of $270,000.  This transaction was recorded as a reverse acquisition for accounting purposes where TEI is the accounting acquirer.   The assets and liabilities of Pole Perfect were recorded at a fair value of $0. The Company recorded $447,084 of goodwill which represents the estimated fair value of the consideration exchanged.  In addition, at closing (i) TEI became the Company’s wholly-owned subsidiary, (ii) the Company abandoned all of its previous business plans within the health and fitness industries, including opening and operating dance studios, and (iii) the business of TEI became the Company’s sole business.  Descriptions of its business hereinafter refer to the business of TEI.

On December 10, 2010, the Company effected a 4-for-1 forward split of its shares of common stock outstanding.  All owners of record at the close of business on December 10, 2010 (record date) received three additional shares for every one share they owned.

Effective February 8, 2011 the Company changed its name from “Pole Perfect Studios, Inc.” to “Torchlight Energy Resources, Inc.” In connection with the name change, the Company’s ticker symbol changed from “PPFT” to “TRCH.”

In an Exploration Stage company, management devotes most of its activities to establishing a new business, including raising capital to acquire interests in oil and gas properties. Planned principle activities have not yet produced significant revenues, and the Company has incurred operating losses as is normal in exploration stage companies.

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

At June 30, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $2,034,356 since its inception and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration of risks – The Company’s cash is placed with a highly rated financial institution and the Company conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business.  At times during the six months ended June 30, 2011and the period from June 25, 2010 (inception) to December  31, 2010, cash balances were in excess of amounts guaranteed by the Federal Deposit Insurance Corporation (”FDIC”).

Fair value of financial instruments – Financial instruments consist of cash, accounts payable and convertible promissory notes. The estimated fair values of cash and accounts payable approximate the carrying amount due to the relatively short maturity of these instruments.  The carrying amounts of the convertible promissory notes approximates their fair value giving affect for a discount relative to the fair value of warrants issued in conjunction with the promissory note.  See note 10.

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

Depreciation, depletion and amortization – The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves are amortized on a unit-of-production method over estimated total proved oil and gas reserves.   The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion and amortization (“DD&A”), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less unevaluated oil and gas properties, which are excluded from these calculations.  During the six months ended June 30, 2011and the period from June 25, 2010 (inception) to December 31, 2010, the Company held only unevaluated oil and gas properties; therefore, no depreciation, depletion or amortization has been recognized.

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs.  Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties.  If the net capitalized cost of proved oil and gas properties, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A.  The ceiling test calculation uses a commodity price assumption which is based on the un-weighed arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs.  The Company did not recognize impairment on its oil and gas properties during the six months ended June 30, 2011and the period from June 25, 2010 (inception) to December 31, 2010.  Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur.

Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions.  The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future,  or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place.  Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.  As of June 30, 2011 and December 31, 2010, the Company did not have any proved oil or gas reserves.

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

Gains and losses on the sale of oil and gas properties are generally reflected in income.  Sales of less than 100% of the Company’s interest in the oil and gas property are treated as a reduction of the capital cost of the field, with no gain or loss recognized, as long as doing so does not significantly affect the unit-of-production depletion rate.  Costs of retired equipment, net of salvage value, are usually charged to accumulated depreciation.  During the six months ended June 30, 2011and the period from June 25, 2010 (inception) to December 31, there were no gains or losses recognized from the sale of oil and gas properties.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist. Goodwill was $447,084 as of June 30, 2011and December 31, 2010 and was acquired on November 23, 2010 in connection with the Company’s reverse acquisition (Note 1).

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

An ARO will be recorded when a reasonable estimate of fair value can be made.  Currently work being done to control water flow and increase production is being performed.

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

The Company adopted this guidance effective June 25, 2010 (inception).  As of June 30, 2011 and December 31, 2010, the Company did not have any proved reserves.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on the Company’s financial position or results from operations.

Subsequent Events – The Company evaluated all subsequent events through August 12, 2011, the date of issuance of the financial statements.  Also see note 11.

4.

RELATED PARTY TRANSACTIONS

In exchange for management services provided to the Company, Opal Marketing & Consulting, Inc. (“Opal”) charges the Company a management fee of $240,000 per year.  The Company’s Chief Executive Officer is the President of Opal.  The Company recognized payments due Opal of $120,000 for the six months ended June 30, 2011.  The Company paid Opal $120,000 for the period from June 25, 2010 (inception) through December 31, 2010.

On December 1, 2010, the Company entered into a Business Consultant Agreement with a former Director and Chief Executive Officer.  The agreement provides that in consideration for consulting services, the Company will pay $4,000 per month for the term of the agreement (three months) and issue 50,000 restricted shares of common stock.  On December 17, 2010, the Company issued the 50,000 shares of common stock which were valued at $150,000 on that date.  For the year ended December 31, 2010, the Company paid the former Director and CEO a total of $4,000 in cash under the agreement.  For the quarter ended March 31, 2011 a total of $8,000 in cash was paid under the agreement.  This agreement was cancelled in early 2011.

5.

COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of June 30, 2011 and December 31, 2010, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

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

On April 15, 2011, the Company exercised its option to continue with the development program in Marcelina Creek, by committing to the second well in the program.  The Company paid to Bayshore a $50,000 move in fee and completion costs of $1.6 million.

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

On January 6, 2011 and January 10, 2011, the Company issued 10,000 and 100,000 shares, respectively of common stock to two individuals as compensation for services.  On March 23, 2011 the Company issued a total of 30,000 shares of common stock as compensation for services.

On April 20, 2011, the Company issued a total of 155,971 shares of common stock as compensation for services.

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

During February and March 2011, through subscription agreements, the Company received $944,499 for the issuance of 269,857 Units.  Each Unit consisted of two restricted shares of common stock and one three year warrant to purchase a share of restricted common stock at the price of $5.00 .  At March 31, 2011 the shares from the potential exercise of the warrants were excluded from the calculation of earnings per share as the shares were anti-dilutive.

During April, May and June 2011, through subscription agreements, the Company received $1,045,722 for the issuance of 298,778 Units.  Each Unit consisted of two restricted shares of common stock and one three year warrant to purchase a share of restricted common stock at the price of $5.00.  At June 30, 2011 the shares from the potential exercise of the warrants were excluded from the calculation of earnings per share as the shares were anti-dilutive.

A summary of warrant activity for the period from June 25, 2010 (inception) to June 30, 2011 is presented below:

At December 31, 2010, the Company has reserved 225,000 shares for future exercise of warrants.  At March 31, 2011 the Company has reserved an additional 269,857 shares for future exercise of warrants. And at June 30, 2011 the Company has reserved an additional 298,778 shares for future exercise of warrants.

The Company, as mentioned above is in the exploration stage and recognized a deficit of $645,302 and $1,389,054 during the period from June 25, 2010 (inception) to December 31, 2010 and January 1, 2011 through June 30, 2011 respectively.  The Company’s accumulated deficit at June 30, 2011 is $2,034,356.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  At June 30, 2011 and December 31, 2010, there were no financial assets or liabilities measured on a recurring or a nonrecurring basis.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statement of operation.  The Company has not recorded any interest or penalties associated with unrecognized tax benefits during the six months ended June 30, 2011and the period from June 25, 2010 (inception) to December 31, 2010.

The following is a reconciliation between the federal income tax benefit computed at the statutory federal income tax rate of 34% and actual income tax provision for the six months ended June 30, 2011, three months ended March 31, 2011 and the period from June 25, 2010 (inception) to December 31, 2010:

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $3,052,355, $1,599,939 and $990,691 at June 30, 2011, March 31, 2011 and December 31, 2010, respectively. The federal net operating loss carryforward will begin to expire in 2030.  Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

10.

CONVERTIBLE PROMISSORY NOTE

On December 28, 2010, the Company issued a 10% convertible promissory note and a warrant to purchase 225,000 shares of common stock to an accredited investor who paid $250,000 in aggregate consideration for the securities.  The 10% Convertible Promissory Note bore interest at the rate of 10% per annum, had a principal amount of $250,000 and was convertible into shares of common stock in the event the Company undertakes a private offering of securities to one or more third parties.  The note was convertible on the identical terms and conditions offered to such third parties.  The warrant is exercisable into 225,000 shares of common stock as of December 28, 2010 at a price of $2.50 per share and expires on December 28, 2014.   The note was collateralized by 750,000 shares of pledged securities of a related party.  The convertible note was recorded net of discount that includes the relative fair value of the warrants amounting to $62,250.  The discount is accreted over the life of the debt using the effective interest method.  Accretion expense was $31,000 and $31,250 for the three months ended June 30, 2011 and March 31, 2011 respectively. The initial value of the warrants was calculated using the Black Scholes Option Pricing Model.  The assumptions were as follows:

On June 28, 2011, the Company paid $262,500 to the holder of the Convertible Promissory Note dated December 28, 2010 representing full payment of principal and interest.

On June 24, 2011, the Company issued convertible promissory notes to accredited investors.  The 10% convertible promissory notes bear interest at the rate of 10% per annum, are due and payable on December 31, 2011 and have a principal amount totaling $262,500.  The notes are convertible into shares of common stock in the event the Company undertakes a private offering of securities to one or more third parties.  The notes are convertible on the identical terms and conditions offered to such third parties.

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

We had no active operations prior to the inception of TEI on June 25, 2010.  Due to this fact, comparisons to previous years are not necessarily indicative of actual operating results.

Recent Activity

On April 15, 2011, TEI exercised its option to continue with the development program in Marcelina Creek by committing to the second well in the program.  We paid to Bayshore the $50,000 rig move in fee and paid drilling and completion costs of approximately $1.6 million.  During the period, a rig was contracted and moved in to drill the # 4 Johnson well.

In April the company and Bayshore replaced the heater-treater and pumping unit on the #1 Johnson-BH, in an effort to increase the total fluid production.  Production increased by 30 barrels per day and oil stabilized at approximately 10 barrels per day allowing us to sell enough oil each month to cover lease operating expenses.  Additional work is being planned to further control the water flow and increase the oil production.

We entered into an agreement with Lirah Resources on June 1, 2011 to compile agency agreements with mineral owners in Wilson County (north and east of Marcelina Creek).  It is our intent to seek an industry partner to farm-in to the acreage and give us greater exposure in the area.  Currently our only commitment is for expenses of lease brokers to verify ownership records with the county.  There is no drilling obligation.

Another area in the mid-Continent that is receiving industry attention is the Mississippian aged formations in Kansas and Oklahoma.  We are investigating acquiring options in the trend and again will seek an industry partner for funding.  We have identified several promising projects but to date no agreements have been made.

Historical Results for the Three Months Ended June 30, 2011, Six Months Ended June 30, 2011 and the Period from June 25, 2010 (Inception) to June 30, 2011.

Revenues and Cost of Revenues

The Company had revenue of $24,152, consisting entirely of initial oil and gas sales during the three months ended June 30, 2011.  The Company had $25,273 of cost of revenue during the same period.  The Company had no revenue or cost of revenue during the period from June 25, 2010 (Inception) to March 31, 2011.

General and Administrative Expenses

The Company’s total operating expenses for the three months ended June 30, 2011, six months ended June 30, 2011 and the period from June 25, 2010 (Inception) to June 30, 2011 were $759,669, $1,310,098 and $1,955,400 respectively and consisted entirely of general and administrative expenses.  The Company’s general and administrative expenses consisted of accounting and administrative costs, professional fees and other general corporate expenses.  The Company’s general and administrative expenses increased by $209,240 from $550,429 during the three months ended March 31, 2011 to $759,669 during the three months ended June 30, 2011.  This increase is primarily attributable to an increase in the amount of stock issued for services.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved nominal operating revenues since our inception. We have depended on loans and sales of equity securities to conduct operations.  As of June 30, 2011, the Company had total current assets of $254,231, consisting of $218,368 in cash, $17,274 in receivables and $18,589 in prepaid costs.  As of December 31, 2010, the Company had total current assets of $279,191, consisting of $278,191 in cash and $1,000 in prepaid costs.  As of June 30, 2011, the Company had $2,822,420 in investment in oil and gas properties and $447,084 in goodwill.  For the year ended December 31, 2010, the Company had $1,114,958 in investment in oil and gas properties and $447,084 in goodwill.

During the six months ended June 30, 2011, the Company had $2,002,721 in net cash provided by financing activities. It was attributable to $1,990,221 of shares issued for private placement and $262,500 of an issuance of convertible notes, partially offset by full payment of a $250,000 convertible note.

Commitments and Contingencies

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of December 31, 2010 and June 30, 2011, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

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

On April 15, 2011, TEI exercised its option to continue with the development program in Marcelina Creek by committing to the second well in the program.  We paid to Bayshore the $50,000 rig move in and paid drilling and completion costs of approximately $1.6 million.  During the period, a rig was contracted and moved in to drill the # 4 Johnson well.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

At June 30, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $2,034,356 since its inception and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2011.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

From April 16, 2011 to June 30, 2011, we sold to certain investors (i) a total of 401,856 restricted shares of common stock and (ii) warrants to purchase a total of 200,928 shares of common stock.  We received aggregate consideration of $703,248 from the investors for the securities.  We have agreed to pay finders fees that include an aggregate of $13,000 and the issuance of an aggregate of 20,000 restricted shares of our common stock.  The securities were sold through a private placement offering.  The warrants have a term of three years and an exercise price of $5.00. The securities were issued under the exemption from registration provided by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933.  The sale of securities did not involve a “public offering” based upon the following factors: (i) the sale of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the offerees were all “accredited investors”; (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued.

In April 2011, we issued a total of 155,971 shares of common stock to two different individuals as payment for investor relations services.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of the securities issued.

On June 24, 2011, we issued three 10% Convertible Promissory Notes with an aggregate principal amount of $262,500 to thee investors who paid $262,500 in aggregate consideration for the notes.  Each of the notes bears interest at the rate of 10% per annum, is due on December 31, 2011 and is convertible into shares of our common stock in the event we undertake a private offering of our securities to one or more third parties.  The notes are convertible on the identical terms and conditions offered to such third parties.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) each of the offerees was an “accredited investor”; (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued.

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

Torchlight Energy Resources, Inc.

Date: August 15, 2011	/s/ Thomas Lapinski
By: Thomas Lapinski
Chief Executive Officer and Principal Financial Officer