Form 10-Q
period 2011-09-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2011-11-14
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  . Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2011.

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

Yes      . No   X  .

As of November 7, 2011, there were 14,411,941 shares of the registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

	Consolidated Condensed Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	3

	Consolidated Condensed Statements of Operations for the three months ended September 30, 2011 (Unaudited), for the three months ended September 30, 2010 (Unaudited), for the nine months ended September 30, 2011 (Unaudited) and for the period from June 25, 2010 (Inception) to September 30, 2011	4

	Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2011 (Unaudited) and for the period from June 25, 2010 (Inception) to September 30, 2011	5

	Notes to Consolidated Condensed Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	17

	Signatures	18

ITEM 1.  FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CONDENSED BALANCE SHEETS
	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$40,697	$278,191
Accounts receivable	17,274	-
Prepaid costs	22,264	1,000
Total current assets	80,235	279,191

Investment in oil and gas properties	3,197,274	1,114,958
Goodwill	447,084	447,084

TOTAL ASSETS	$3,724,593	$1,841,233

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$187,697	$291,950
Convertible promissory note, net of discount of $0 at September 30, 2011 and $34,000 at December 31, 2010	262,500	184,750

Interest payable	6,832	-
Total current liabilities	457,029	476,700

Commitments and contingencies	-	-

Stockholders equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 70,000,000 shares authorized; 14,411,941 issued and outstanding at September 30, 2011 12,701,420 issued and outstanding at December 31, 2010	4,924	3,213

Additional paid-in capital	5,486,346	2,006,622
Accumulated deficit	(2,223,706)	(645,302)
Total stockholders' equity	3,267,564	1,364,533

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,724,593	$1,841,233

The accompanying notes are an integral part of these financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
				JUNE 25, 2010
	THREE MONTHS	THREE MONTHS	NINE MONTHS	(Inception)
	ENDING	ENDING	ENDING	TO
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011	SEPTEMBER 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Oil and gas sales	$-	$-	$24,152	$24,152

Cost of revenue	-	-	25,273	25,273

Gross loss	-	-	1,121	1,121

Operating expenses:
General and administrative expenses	182,777	130,863	1,492,875	2,138,177
Total operating expenses	182,777	130,863	1,492,875	2,138,177

Other income (expense)
Interest income	43	-	174	174
Interest expense	(6,616)	-	(84,582)	(84,582)
Total other income (expense)	(6,573)	-	(84,408)	(84,408)

Net loss before taxes	189,350	130,863	1,578,404	2,223,706

Provision for income taxes	-	-	-	-

Net loss	$189,350	$130,863	$1,578,404	$2,223,706

Loss per share: Basic and Diluted
	$(0.013)	$(0.011)	$(0.115)	$(0.164)
Weighted average shares outstanding: Basic and Diluted
	14,280,791	11,444,501	13,691,291	13,559,299

The accompanying notes are an integral part of these financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
		JUNE 25, 2010
	NINE MONTHS	(Inception)
	ENDING	TO
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2011
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(1,578,404)	$(2,223,706)
Adjustments to reconcile net loss to net cash from operating activities:

Stock based compensation	1,040,973	1,353,973
Accretion of convertible note discount	65,250	65,250
Change in:
Prepaid expenses	(21,264)	(22,264)
Accounts receivable	(17,274)	(17,274)
Accounts payable	(104,253)	187,697
Other payable	-	-
Interest payable	6,832	6,832
Net cash used in operating activities	(608,140)	(649,492)

Cash Flows From Investing Activities
Investment in oil and gas properties - unevaluated	(2,082,316)	(3,197,274)

Cash Flows From Financing Activities
Issuance of convertible note	262,500	512,500
Payment of convertible note	(250,000)	(250,000)
Shares issued to management	-	10,000
Shares issued for private placement	2,440,462	3,884,963
Cancellation of common shares	-	(270,000)
Net cash provided by financing activities	2,452,962	3,887,463

Net increase in cash	(237,494)	40,697

Cash - beginning of period	278,191	-

Cash - end of period	$40,697	$40,697

Supplemental disclosure of cash flow information:
Non cash transactions:
Recapitalization on reverse merger	$-	$447,084
Discount on warrants issued in conjunction with convertible note	$-	$65,250

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

At September 30, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $2,223,706 since its inception and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration of risks – The Company’s cash is placed with a highly rated financial institution and the Company conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business.  At times during the nine months ended September 30, 2011and the period from June 25, 2010 (inception) to December  31, 2010, cash balances were in excess of amounts guaranteed by the Federal Deposit Insurance Corporation (”FDIC”).

Fair value of financial instruments – Financial instruments consist of cash, accounts receivable, accounts payable and convertible promissory notes. The estimated fair values of cash, accounts receivable and accounts payable approximate the carrying amount due to the relatively short maturity of these instruments.  The carrying amounts of the convertible promissory notes approximates their fair value giving affect for the term of the note and the effective interest rate.  See note 10.

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

Depreciation, depletion and amortization – The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves are amortized on a unit-of-production method over estimated total proved oil and gas reserves.   The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion and amortization (“DD&A”), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less unevaluated oil and gas properties, which are excluded from these calculations.  During the nine months ended September 30, 2011and the period from June 25, 2010 (inception) to December 31, 2010, the Company held only unevaluated oil and gas properties; therefore, no depreciation, depletion or amortization has been recognized.

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs.  Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties.  If the net capitalized cost of proved oil and gas properties, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A.  The ceiling test calculation uses a commodity price assumption which is based on the un-weighed arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs.  The Company did not recognize impairment on its oil and gas properties during the nine months ended September 30, 2011and the period from June 25, 2010 (inception) to December 31, 2010.  Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur.

Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions.  The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future,  or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place.  Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.  As of September 30, 2011 and December 31, 2010, the Company did not have any proved oil or gas reserves.

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

Gains and losses on the sale of oil and gas properties are generally reflected in income.  Sales of less than 100% of the Company’s interest in the oil and gas property are treated as a reduction of the capital cost of the field, with no gain or loss recognized, as long as doing so does not significantly affect the unit-of-production depletion rate.  Costs of retired equipment, net of salvage value, are usually charged to accumulated depreciation.  During the nine months ended September 30, 2011 and the period from June 25, 2010 (inception) to December 31, there were no gains or losses recognized from the sale of oil and gas properties.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist. Goodwill was $447,084 as of September 30, 2011and December 31, 2010 and was acquired on November 23, 2010 in connection with the Company’s reverse acquisition (Note 1).

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

The Company adopted this guidance effective June 25, 2010 (inception).  As of September 30, 2011 and December 31, 2010, the Company did not have any proved reserves.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on the Company’s financial position or results from operations.

Subsequent Events – The Company evaluated all subsequent events through November 11, 2011, the date of issuance of the financial statements.

4.

RELATED PARTY TRANSACTIONS

In exchange for management services provided to the Company, Opal Marketing & Consulting, Inc. (“Opal”) charges the Company a management fee of $240,000 per year.  The Company’s Chief Executive Officer is the President of Opal.  The Company recognized payments due Opal of $180,000 for the nine months ended September 30, 2011.  The Company paid Opal $120,000 for the period from June 25, 2010 (inception) through December 31, 2010.

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

5.

COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of September 30, 2011 and December 31, 2010, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

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

During August and September 2011, through subscription agreements, the Company issued 138,640 units.  The Company received $485,240 in cash and services for the issuances.  Each Unit consisted of two restricted shares of common stock and one three year warrant to purchase a share of restricted common stock at the price of $5.00.  At September 30, 2011 the shares from the potential exercise of the warrants were excluded from the calculation of earnings per share as the shares were anti-dilutive.

A summary of warrant activity for the period from June 25, 2010 (inception) to September 30, 2011 is presented below:

			Weighted	Weighted
			Average	Average
		Number of	Exercise	Remaining
		Warrants	Price	Contract
Outstanding June25, 2010
Issued	12/30/2010	225,000	$2.50	3.25 years
Issued	02/18/2011	30,000	$5.00	2.50 years
Issued	03/08/2011	30,000	$5.00	2.50 years
Issued	03/08/2011	30,000	$5.00	2.50 years
Issued	03/14/2011	25,000	$5.00	2.50 years
Issued	03/15/2011	154,857	$5.00	2.50 years
Issued	04/13/2011	142,850	$5.00	2.75 years
Issued	05/03/2011	40,000	$5.00	2.75 years
Issued	05/09/2011	22,500	$5.00	2.75 years
Issued	06/02/2011	10,000	$5.00	2.75 years
Issued	06/03/2011	9,000	$5.00	2.75 years
Issued	06/07/2011	14,500	$5.00	2.75 years
Issued	06/20/2011	7,142	$5.00	2.75 years
Issued	06/21/2011	7,143	$5.00	2.75 years
Issued	06/22/2011	11,143	$5.00	2.75 years
Issued	06/28/2011	34,500	$5.00	2.75 years
Issued	08/12/2011	133,640	$5.00	3.00 years
Issued	09/23/2011	5,000	$5.00	3.00 years
Outstanding September 30, 2011		932,275

At December 31, 2010, the Company has reserved 225,000 shares for future exercise of warrants.  At March 31, 2011 the Company has reserved an additional 269,857 shares for future exercise of warrants. At June 30, 2011 the Company has reserved an additional 298,778 shares for future exercise of warrants.  And at September 30, 2011 the Company has reserved and additional 138,640 shares for future exercise of warrants.

The Company, as mentioned above is in the exploration stage and recognized a deficit of $645,302 and $1,578,404 during the period from June 25, 2010 (inception) to December 31, 2010 and January 1, 2011 through September 30, 2011 respectively.  The Company’s accumulated deficit at September 30, 2011 is $2,223,706.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  At September 30, 2011 and December 31, 2010, there were no financial assets or liabilities measured on a recurring or a nonrecurring basis.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statement of operation.  The Company has not recorded any interest or penalties associated with unrecognized tax benefits during the nine months ended September 30, 2011and the period from June 25, 2010 (inception) to December 31, 2010.

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $3,421,090and $990,692 at September 30, 2011and December 31, 2010, respectively.  The federal net operating loss carryforward will begin to expire in 2030.  Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards.  The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

On June 24, 2011, the Company issued convertible promissory notes to accredited investors.  The 10% convertible promissory notes bear interest at the rate of 10% per annum, have a principal amount totaling $262,500 and are convertible into shares of common stock in the event the Company undertakes a private offering of securities to one or more third parties. The note is convertible on the identical terms and conditions offered to such third parties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth and discussed in this Management’s Discussion and Analysis and Results of Operations is derived from the historical financial statements and the related notes thereto of the Company which are included in this Form 10-Q.  The following information and discussion should be read in conjunction with such financial statements and notes. Additionally, this Management’s Discussion and Analysis and Plan of Operations contain certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in the Company’s operations, development efforts and business environment, and due to other risks and uncertainties relating to the Company’s ability to obtain additional capital in the future to fund its planned expansion, the demand for oil and natural gas, and other general economic factors.  All forward-looking statements included herein are based on information available to the Company as of the date hereof, and we assume no obligation to update any such forward-looking statement.

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

Recent Activity

On July 1, 2011, operations began on the #4 Johnson well, the next obligation well.  The well was designed to penetrate the Buda Formation and bottom in the Georgetown Formation.  The well was successfully drilled into the Georgetown and from log calculations penetrated at least four potential pay zones.  The Olmos, Austin Chalk, Eagle Ford and Buda Formations all have calculated pay zones.  Attempts have been made by the operator, Bayshore Operating Corporation, LLC (“Bayshore”), to complete in the Buda Formation.  The well has been plagued with mechanical and pump problems and has not had a sustained production period.  The well demonstrated a short period where it was cleaning up, meaning oil rates were increasing daily but pump and rod failure caused the well to be shut in for repairs.  At present the well is not producing while we wait on an evaluation of next steps to correct the problems.

Also in July 2011, near the end of the month the Johnson-1BH was damaged during a routine workover operation.  Resolution with the workover contractor, Mercer WQell Services is still pending.

Another area in the mid-Continent that is receiving industry attention is the Mississippian aged formations in Kansas and Oklahoma.  We have acquired options in the trend and are seeking an industry partner for funding.  We have identified several promising projects but to date no agreements have been made.

We have also engaged several brokers to acquire additional acreage in Wilson County Texas.  We are in discussions with a potential farm-in candidate for two blocks of acreage totaling in excess of 20,000 acres.

Historical Results for the Three Months Ended September 30, 2011, Three Months Ended September 30, 2010, Nine Months Ended September 30, 2011 and the Period from June 25, 2010 (Inception) to September 30, 2011.

Revenues and Cost of Revenues

The Company had revenue of $24,152, consisting entirely of initial oil and gas sales during the three months ended June 30, 2011.  The Company had $25,273 of cost of revenue during the same period.  The Company had no revenue or cost of revenue during any other period.

General and Administrative Expenses

The Company’s total operating expenses for the three months ended September 30, 2011, three months ended September 30, 2010, nine months ended September 30, 2011 and the period from June 25, 2010 (Inception) to September 30, 2011 were $182,777, $130,863, $1,492,875 and $2,138,177 respectively and consisted entirely of general and administrative expenses. The Company’s general and administrative expenses consisted of accounting and administrative costs, professional fees and other general corporate expenses.  The Company’s general and administrative expenses decreased by $576,892 from $759,669 during the three months ended June 30, 2011 to $182,777 during the three months ended September 30, 2011.  This decrease is primarily attributable to the amount of stock issued for services during the three months ending June 30, 2011.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved nominal operating revenues since our inception. We have depended on loans and sales of equity securities to conduct operations.  As of September 30, 2011, the Company had total current assets of $80,235, consisting of $40,697 in cash, $17,274 in receivables and $22,264 in prepaid costs.  As of December 31, 2010, the Company had total current assets of $279,191, consisting of $278,191 in cash and $1,000 in prepaid costs.  As of September 30, 2011, the Company had $3,197,274 in investment in oil and gas properties and $447,084 in goodwill.  For the year ended December 31, 2010, the Company had $1,114,958 in investment in oil and gas properties and $447,084 in goodwill.

During the nine months ended September 30, 2011, the Company had $2,452,962 in net cash provided by financing activities. It was attributable to $2,440,462 of shares issued for private placement and $262,500 of an issuance of convertible notes, partially offset by full payment of a $250,000 convertible note.

Commitments and Contingencies

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of December 31, 2010 and September 30, 2011, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

In July 2010, TEI entered into an Agreement to participate in an Oil and Gas Development Joint Venture (the “Participation Agreement”) with Bayshore.  Bayshore is currently the holder of an oil, gas and mineral lease covering approximately 1,045 acres in Wilson County, Texas, known as the Marcelina Creek Field Development. The Participation Agreement provides for the drilling of four (4) wells. Upon execution of the agreement, we paid Bayshore an initial deposit of $50,000, which amount was credited to the initial $50,000 payment due for the first well, in exchange for a 50% working interest in the first well. We are to pay 100% of total drilling and completion costs.

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

On April 15, 2011, TEI exercised its option to continue with the development program in Marcelina Creek by committing to the second well in the program.  We paid to Bayshore the $50,000 rig move in and paid drilling and completion costs of approximately $1.6 million.  During the period, a rig was contracted and moved in to drill the # 4 Johnson well.  That well was drilled during July 2011 and is waiting on resolution of mechanical and pump problems before being completed.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

At September 30, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $2,223,706 since its inception and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2011.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 2011 to September 2011, we sold to certain investors (i) a total of 167,280 restricted shares of common stock and (ii) warrants to purchase a total of 83,640 shares of common stock.  We received aggregate consideration of $292,740 from the investors for the securities.  The securities were sold through a private placement offering.  The warrants expire on June 30, 2014 and have an exercise price of $5.00. The securities were issued under the exemption from registration provided by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933.  The sale of securities did not involve a “public offering” based upon the following factors: (i) the sale of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the offerees were all “accredited investors”; (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued.

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

Torchlight Energy Resources, Inc.

Date: November 14, 2011	/s/ Thomas Lapinski
By: Thomas Lapinski
Chief Executive Officer and Principal Financial Officer