Form 10-K
period 2011-12-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2012-03-30
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   X  . Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011.

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

(281) 538-5938

(Registrant’s telephone number, including area code)

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

Yes      . No   X  .

At June 30, 2011, the aggregate market value of shares held by non-affiliates of the registrant (based upon 6,622,161 shares held by non-affiliates on June 30, 2011) was approximately $23,177,563.

At March 20, 2012, there were 14,789,815 shares of the registrant’s common stock outstanding (the only class of common stock).

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

Business Overview

Our business model is to focus on drilling and working interest programs within the United States that have a short window of payback, a high internal rate of return and proven and bookable reserves.  We currently have interests in two oil and gas projects, the Marcelina Creek Field Development and the Coulter Field, as is described in more detail below in the section titled “Current Projects.”  We anticipate being involved in multiple other oil and gas projects moving forward, pending adequate funding.  We anticipate acquiring exploration and development projects as a non-operating working interest partner, participating in drilling activities primarily on a basis proportionate to the working interest.  We intend to spread the risk associated with drilling programs by entering into a variety of programs in different fields with differing economics.

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

Key Business Attributes

Experienced People.  We build on the expertise and experiences of our executive officers, Thomas Lapinski and John Brda.  We will also receive guidance from outside advisors and will align with high quality vendor partners.

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

Project Focus

Generally, we will focus on low risk exploitation projects (primarily for oil, although gas projects will be considered if the economics are favorable).  Projects are first identified, evaluated, and then we will secure a third party operating or financial partner.  Subject to overall availability of capital, our interest in large capital projects will be limited.  Initially, a large percentage of our assets will be being allocated to the Marcelina Creek Field Development and the Coulter Field.  After we have raised or generated sufficient capital, we will attempt to diversify our portfolio so that not greater than 25-30% of our capital is allocated in a particular project, of which there can be no assurance.  An exception for a higher percentage would be an acquisition of a producing property with positive cash flow or smaller investment opportunities.  Each opportunity will be investigated on a stand alone basis for both technical and financial merit.   High risk exploration prospects are less favored than low risk exploration.  We will, however, consider high risk-high reward exploration in connection with exploitation opportunities in a project that would reduce the overall project economic risk.  We will consider such projects on their individual merits, and we expect them to be a minor part of our overall portfolio.

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

Business Processes

We believe there are three principal business processes that we must follow to enable our operations to be profitable.  Each major business process offers the opportunity for a distinct partner or alliance as we grow. These processes are:

•

Investment Evaluation and Review;

•

Operations and Field Activities; and

•

Administrative and Finance Management.

Investment Evaluation and Review.  This process is the key ingredient to our success. Recognition of quality investment opportunities is the fuel that drives our engine.  Broadly, this process includes the following activities: prospect acquisition, regional and local geological and geophysical evaluations, data processing, economic analysis, lease acquisition and negotiations, permitting, and field supervision.  We expect these evaluation processes to be managed by our management.  Expert or specific technical support will be outsourced, as needed.  Only if a project is taken to development, and only then, will additional staff be hired.  New personnel will have very specific responsibilities.  We anticipate attractive investment opportunities to be presented from outside companies, such as Jebco, and from the large informal community of geoscientists and engineers. Building a network of advisors is key to the pipeline of high quality opportunities.  We believe the company will be well represented and networked.

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

Current Projects

We currently have only two interests in oil and gas projects, the Marcelina Creek Field Development and the Coulter Field.

Marcelina Creek Field Development.

On July 6, 2010, TEI entered into an Agreement to Participate in Oil and Gas Development Joint Venture (the “Participation Agreement”) with Bayshore Operating Corporation, LLC (“Bayshore”).  Bayshore is currently the holder of an oil, gas and mineral lease covering approximately 1,045 acres in Wilson County, Texas, known as the Marcelina Creek Field Development.  The Participation Agreement provides for the drilling of four wells, one of which is a horizontal re-entry well within the 280 Johnson Unit (the Johnson #1 well).  The remaining three are to be vertical development wells at locations to be determined within the existing lease.

TEI paid Bayshore an initial $50,000 deposit in July 2010, which amount was credited to the initial $50,000 payment due at the rig move in for the first well, the Johnson #1-BH.  TEI is responsible for 100% of total drilling and completion costs for this re-entry well, in return for a 50% working interest.  In August 2010, drilling on the first well commenced, with the drilling of a lateral section of the Buda Formation of approximately 1840 feet.  The Johnson #1-BH encountered good oil and gas shows and a completion was attempted.  The well, however, produced large volumes of water, some introduced by Bayshore during drilling and some from another source, either a deeper formation or from a nearby well.  In July 2011 a workover crew was brought in to service the well, replace a broken rod and re-work the downhole pump.  On July 27, 2011, the crew dropped two joints of pipe in the hole and on July 28 another six joints.  The well was damaged sufficiently to be “shut-in” (meaning the valves at the wellhead have been closed so that the well stops pumping).  The service company, Mercer Well Services, was notified of the damage and a meeting was to be arranged to settle the claim Bayshore and Torchlight would file against Mercer.  After conducting interviews and preparing documents and displays, a meeting with Mercer representatives was ultimately held on February 1, 2012.  We anticipate continuing discussions with Mercer to resolve this matter.

On December 31, 2010 TEI executed an agreement with Bayshore for an extension of our drilling obligation deadline under the Participation Agreement.  As a condition for the extension we paid to Bayshore $50,000 and issued it 10,000 shares of our common stock.  As additional consideration, Bayshore is no longer obligated to pay its proportionate share of completion costs on the third well (the second vertical well) under the Participation Agreement.

On April 15, 2011, TEI exercised its option to continue with the development program in Marcelina Creek by committing to the second well in the program (the first vertical development location well), the Johnson #4 well.  We paid to Bayshore the $50,000 rig move in and paid drilling and completion costs of approximately $1.6 million for a 75% working interest in the well.  We are also obligated to pay $200,000 when the well is completed or plugged and abandoned.  A rig was contracted and moved in to drill the well and drilling operations began in July 2011.  The well encountered several pay zones and an attempt to complete in the Buda Formation was made.  We have encountered several mechanical and pump problems with the well which has delayed completion.  After correcting the mechanical problems, in February 2012 the well was acidized (a technique involving pumping hydrochloric acid into the well under high pressure to reopen and enlarge the pores in the oil-bearing formations), and subsequently we have seen more stabilized flow in the well.  We are currently performing various tests on the well to estimate its daily deliverability, payout, and reserves.

No further action is being done in the field at this time.  If we opt to continue with the third and fourth wells contemplated by the Participation Agreement, TEI is obligated to pay Bayshore $50,000 at rig move in and $150,000 when the well is completed or plugged and abandoned for each well.  For the third well, we will be responsible for 100% of the total drilling costs and 100% of the completion costs, for a 75% working interest in the well.  For the fourth well, we will be responsible for 100% of the total drilling costs and 75% of the completion costs (with Bayshore to pay 25% of the completion costs), for a 75% working interest in the well. TEI will also receive a 75% working interest on any subsequent wells drilled outside of the Johnson unit, with work to be done, as and when proposed, on a pro rata basis.

The Marcelina Creek Field Development is located over the Austin Chalk, Buda and Eagle Ford Formations, which formations are well known and established producers in central Texas.  Their production is controlled by vertical fracturing of the rock with high productivity in wells which encounter the greatest amount of fractures.  With the advent of horizontal drilling technology, numerous opportunities exist in areas and fields that were only drilled vertically.  Based on the work Bayshore has already performed, we believe the Johnson unit re-entry is one of these opportunities.  The original lateral well was drilled out to about 500 feet.  The well encountered a fracture zone and test-at rates of approximately 300 barrels per day.  The operator attempted to drill out further when they experienced a casing collapse, causing the well to fail.  We believe sub-paralleling the original well bore will yield a high probability of similar results, of which there can be no assurance.  The negative side is the uncertainty of encountering fractures in the vertical wells.  Horizontal wells will, almost with certainty, encounter some fractures, but the number, and thereby production rates, are difficult to predict.

Coulter Field

On January 10, 2012, we entered into a farm-in agreement, titled the “Coulter Limited Partnership Agreement” (the “Coulter Agreement”), with La Sal Energy, LLC (“La Sal”).  La Sal owns a 100% working interest and a 75% net revenue interest in certain oil, gas and mineral leases in Waller County, Texas, upon which the well known as “John Coulter #1-R” is located.  Pursuant to the Coulter Agreement, we acquired a 34% working interest and a 34% net revenue interest in La Sal’s interest in the John Coulter #1-R for the purchase price of $350,000.  It is anticipated this amount will fund the fracing of the well.  Upon production, the net revenue split will be 80% to us and 20% to La Sal until net revenue is an accumulated $437,500. During this period, expenses above the $350,000 initially paid in will be split according to actual percentage interests in the well.  After net revenue is an accumulated $437,500, net revenue will be split according to the actual percentage interests in the well.  The Coulter Agreement also provides us with multiple options under which we can acquire additional interests in La Sal’s interest in the well.  The well was stimulated on February 22, 2012, and we are awaiting completion.

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

Fossil Energy, Inc. (“Fossil Energy”), an operator, had been looking for an investor to fund a drilling program for up to 50 wells.  The locations are based on relatively inexpensive technologies incorporated in the oil industry, including magnetic impulse, radiometric and geo-chemical surveys.  In September 2010, TEI and Fossil Energy entered into a Technical Services Contract and Working Interest Agreement.  The agreement provides for Fossil Energy to develop prospects for oil and gas development.  Following a geo-chemical survey a detailed subsurface geological study on the area was finalized in late 2011.  That study showed a prospective area for the Cretaceous aged Muddy channel sands.  We are presently seeking a farm-in partner to drill two wells this summer.

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

To complicate the environment even further, the recent BP oil spill in the Gulf of Mexico caused the United States government to place a moratorium on deep water drilling from May to October 2010.  The moratorium’s long-term effect on price is still speculative. We believe the short-term effect on activity is that companies that had budgeted for capital projects in the offshore area for 2011 and 2012 have needed to invest in other exploration and production activities.  Management envisions the companies that were operating offshore to focus some attention to onshore activities.

For United States natural gas, depressed prices resulted from the past two warm winter that reduced heating demand, the ability of the industry to increase production from shales with horizontal drilling, and increased production from the Gulf of Mexico. Prices will be volatile and subject to market emotions of early cold winters and other climatic conditions.  This situation may offer an opportunity to acquire producing properties from numerous small producers who are impaired with high fixed overhead and sizable debt loads from earlier years.  We, however, will favor oil projects but will investigate any opportunity on a stand alone basis.

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

The majors and large independents are, in varying degrees, burdened with high infrastructure overhead that when allocated to these properties make the properties unattractive for additional investment.  The infrastructure for large companies includes services for human resources, information technology, accounting, land and division orders, and legal departments.  Divesting of these non-core properties was made to independents and start-up companies.  Independents also acquired large areas of leases particularly in the Haynesville, Marcelius, Bakken and now the Eagleford shale.  This required the companies to drill quickly or lose the leases.  That focus may have left some other on-going fields to be without re-investment.  We believe this gradual migration of spending has possibly left onshore opportunities for nimble and experienced, lower cost oil and gas producers.

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

Our larger or integrated competitors may have the resources to be better able to absorb the burden of current and future federal, state, and local laws and regulations more easily than we can, which would adversely affect our competitive position.  Our ability to locate reserves and acquire interests in properties in the future will be dependent upon our ability and resources to evaluate and select suitable properties and consummate transactions in this highly competitive environment.  In addition, we may be at a disadvantage in producing oil and natural gas properties and bidding for exploratory prospects because we have fewer financial and human resources than other companies in our industry.  Should a larger and better financed company decide to directly compete with us, and be successful in its efforts, our business could be adversely affected.

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

Employees

We currently have two full time employees and no part time employees.  We anticipate adding additional employees, when adequate funds are available, and using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.  We presently have five independent technical professionals under consulting agreements, all of whom are available to us on an as needed basis.

Research and Development

During the fiscal years ended December 31, 2011 and 2010, respectively, we did not spend any funds on research and development activities.

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

We have a limited operating history.  Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil and natural gas industries.  As of the date of this report, we have generated limited revenues and have limited assets.  There is nothing at this time on which to base an assumption that our business operations will prove to be successful in the long-term.  Our future operating results will depend on many factors, including:

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

There is substantial doubt about our ability to continue as a going concern

At December 31, 2011, we had not yet achieved profitable operations, had accumulated losses of $2,613,494 since our inception, and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management's plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date we have not implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

As of the date of this report we have not adopted certain corporate governance measures.  Although not required by rules or regulations applicable to us, corporate governance measures such as the establishment of an audit committee and other independent committees of our Board of Directors, would be beneficial to our stockholders.  We do not presently maintain any of these protections for our stockholders.  It is possible that if we were to adopt corporate governance measures, stockholders would benefit from greater assurance that decisions were being made with impartiality by directors and that policies had been implemented to define conduct of our management and board members.

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

Our future success is dependent, in a large part, on retaining the services of our Chief Executive Officer, Thomas Lapinski, and our President, John Brda.  Mr. Lapinski and Mr. Brda each possess a unique and comprehensive knowledge of our industry and related matters that are vital to our success within the industry.  The knowledge, leadership and technical expertise of Mr. Lapinski and Mr. Brda would be difficult to replace.  While neither have plans to leave or retire in the near future, the loss of either could have a material adverse effect on our operating and financial performance, including our ability to develop and execute our long term business strategy.  We do not maintain key-man life insurance with respect to Mr. Lapinski or Mr. Brda.  We have an employment agreement with Mr. Brda, and there is an employment agreement between Mr. Lapinski and TEI, our wholly owned subsidiary.  There can be no assurance, however, that Mr. Lapinski or Mr. Brda will continue to be employed by us.

Our affiliates control a significant percentage of our current outstanding common stock and their interests may conflict with those of our stockholders.

As of the date of this report our executive officers, Thomas Lapinski and John Brda, collectively and beneficially own approximately 48.09% of our outstanding common stock.  Further, the five members of our Board of Directors, of which Messrs. Lapinski and Brda are members, collectively and beneficially own approximately 51.13% of our outstanding common stock.  This concentration of voting control gives these affiliates substantial influence over any matters which require a stockholder vote, including without limitation the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders.  It could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us.  This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

Our common stock is currently quoted on OTC Bulletin Board.  However, our shares are very thinly traded, and we have a very limited trading history.  There could be volatility in the volume and market price of our common stock moving forward.  This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, factors relating to the oil and gas industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Our principal executive officers are located at 2007 Enterprise Avenue, League City, Texas 77573. We do not own any real property.  The office space for our executive offices is currently being provided to us at no charge by our Chief Executive Officer. We believe that the condition and size of our executive offices are satisfactory, suitable and adequate for our current needs.

We currently have only two interests in oil and gas projects, the Marcelina Creek Field Development and the Coulter Field Well.  See the description under “Current Projects” above for more information.  To date, we have produced very limited oil and gas and have no proved or probable oil and gas reserves.

ITEM 3.  LEGAL PROCEEDINGS

On February 16, 2012, we filed a lawsuit against Hockley Energy, Inc. and Frank O. Snortheim in the District Court of Harris County, Texas.  The lawsuit is in connection with farmout agreements we entered into with Hockley Energy in November 2011 for the Marcelina Creek prospect and the East Stockdale prospect.  We allege that Hockley Energy did not perform its obligations under the agreements, which obligations included providing the agreed upon funding, and we seek damages against both Hockley and Mr. Snortheim (who is a shareholder of Hockley Energy) for breach of contract, fraudulent inducement and promissory estoppel.  The defendants have not yet filed an answer to our original petition.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol, “TRCH.”  Trading in our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  The high and low sales prices for the common stock for each quarter of the fiscal years ended December 31, 2011 and 2010, according to OTC Markets Inc., were as follows:

Quarter Ended	High (1)	Low (1)
December 31, 2011	$3.55	$0.80
September 30, 2011	$3.58	$3.05
June 30, 2011	$4.00	$2.00
March 31, 2011	$3.70	$2.00
December 31, 2010	$3.05	$0.04
September 30, 2010	$0.05	$0.04
June 30, 2010	$0.05	$0.05
March 31, 2010	N/A	N/A

(1)  On December 10, 2010, we effected a 4-for-1 forward split of our shares of common stock outstanding.  All prices reflected take into account the 4-for-1 forward split.

Record Holders

As of March 20, 2012, there were approximately 125 stockholders of record holding a total of 14,789,815 shares of common stock.  The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Equity Compensation Plan Information

As of December 31, 2011, we do not have any compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Sales of Unregistered Securities

Other than the issuances described below, all equity securities that we have sold during the period covered by this report that were not registered under the Securities Act have previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

From October 2011 to November 2011, we sold to certain investors (i) a total of 127,874 restricted shares of common stock and (ii) warrants to purchase a total of 63,937 shares of common stock.  We received aggregate consideration of $223,781 from the investors for the securities.  The securities were sold through a private placement offering.  The warrants expire on June 30, 2014 and have an exercise price of $5.00 per share. The securities were issued under the exemption from registration provided by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933.  The sale of securities did not involve a “public offering” based upon the following factors: (i) the sale of the securities was an isolated private transaction; (ii) a limited number of securities were sold to a limited number of offerees; (iii) there was no public solicitation; (iv) the offerees were all “accredited investors”; (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued.

In December 2011, we issued 125,000 restricted shares of common stock to an entity as payment for consulting services.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a single offeree; (iii) there was no public solicitation; (iv) the investment intent of the offeree; and (v) the restriction on transferability of the securities issued.

In December 2011, we sold to an investor (i) a 10% Promissory Note in the principal amount of $385,000 with a maturity date of September 21, 2012 and (ii) a four-year warrant to purchase 385,000 shares of common stock at an exercise price of $1.75 per share.  We received aggregate consideration of $385,000 for the note and warrant.  The securities were sold under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The sale of securities did not involve a “public offering” based upon the following factors: (i) the sale of the securities was an isolated private transaction; (ii) a limited number of securities were sold to a single offeree; (iii) there was no public solicitation; (iv) the offeree was an “accredited investor”; (v) the investment intent of the offeree; and (vi) the restriction on transferability of the securities sold.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth and discussed in this Management’s Discussion and Analysis and Plan of Operations is derived from the historical financial statements and the related notes thereto of Torchlight Energy, Inc. which are included in this Form 10-K. The following information and discussion should be read in conjunction with such financial statements and notes. Additionally, this Management’s Discussion and Analysis and Plan of Operations contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in our operations, development efforts and business environment and the other risks and uncertainties described in the “Risk Factors” section herein. All forward-looking statements included herein are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement.

Basis of Presentation of Financial Information

On November 23, 2010, the Share Exchange Agreement (the “Exchange Agreement” or “Transaction”) between Pole Perfect Studios, Inc. (“Pole Perfect”) and Torchlight Energy, Inc. (“TEI”) was entered into and closed, through which the former shareholders of TEI became shareholders of Pole Perfect. At closing, Pole Perfect abandoned its previous business. Consequently, as a result of the Transaction, the business of TEI became our sole business.  Because TEI became the successor business to Pole Perfect and because the operations and assets of TEI represent our entire business and operations from the closing date of the Exchange Agreement, the Management’s Discussion and Analysis and audited and unaudited financial statements are based on the consolidated financial results of Pole Perfect and its wholly owned subsidiary TEI for the relevant periods.  Effective February 8, 2011, we changed our name from “Pole Perfect Studios, Inc.” to “Torchlight Energy Resources, Inc.”

Summary of Key Results

Overview

Our  sole business is that of Torchlight Energy, Inc., an exploration stage company formed as a corporation in the state of Nevada on June 25, 2010. TEI is engaged in the acquisition, exploration, exploitation and/or development of oil and natural gas properties in the United States.

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

Historical Results for the Period from January 1, 2011 through December 31, 2011

The discussion below does not use year-to-year comparisons as we do not believe year-to-year comparisons would enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations.  This determination is based on the fact that we did not commence operations until July 8, 2010.  Accordingly, we had operations for less than half of the year ended December 31, 2010, versus a full year of operations for the year ended December 31, 2011.

Revenues and Cost of Revenues

We had revenue of $24,152 during the above referenced period.

General and Administrative Expenses

Our general and administrative expenses consisted of accounting and administrative costs, professional fees and other general corporate expenses. General and administrative expenses for the above referenced period were $1,872,659.

Liquidity and Capital Resources

As of December 31, 2011, our cash balance was $518,281.   Our working capital as of December 31, 2011, was negative $354,687.

We entered into an extension agreement, effective January 1, 2012, with Sawtooth Properties, LLLP, Black Hills Properties, LLLP and Pine River Ranch, LLC (collectively the “Note Holders”).  Previously on June 24, 2011, we issued a total of three 10% Convertible Promissory Notes with an aggregate principal amount of $262,500 to the Note Holders who paid $262,500 in aggregate consideration for the notes.  Each of the notes bears interest at the rate of 10% per annum and was due on December 31, 2011.  Under the terms of the extension agreement, the Note Holders agreed to extend the maturity date of each of the notes to December 31, 2012 in consideration of the following: (i) the pro-rata issuance of a total of 75,000 shares of common stock to the Note Holders, (ii) the continued right to convert any of the outstanding principal and interest of the notes into Units of our securities at the conversion price of $3.50 per Unit, which Units each consist of two shares of common stock and one three-year warrant to purchase a share of common stock at the price of $5.00 per share, and (iii) for each Unit the Note Holder receives upon such conversion set forth in “(ii)” above, the Note Holder will receive two additional three-year warrants to purchase a share of common stock at the exercise price of $1.75 per share and one additional three-year warrant to purchase a share of common stock at the exercise price of $5.00 per share.  All other terms and conditions of the notes remain unchanged.

Commitments and Contingencies

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of December 31, 2010, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

In July 2010, TEI entered into an Agreement to participate in an Oil and Gas Development Joint Venture (the “Participation Agreement”) with Bayshore Operating Corporation, LLC (“Bayshore”). Bayshore is currently the holder of an oil, gas and mineral lease covering approximately 1,045 acres in Wilson County, Texas, known as the Marcelina Creek Field Development. The Participation Agreement provides for the drilling of four (4) wells. Upon execution of the agreement, TEI paid Bayshore an initial deposit of $50,000, which amount was credited to the initial $50,000 payment due for the first well, in exchange for a 50% working interest in the first well. TEI will pay 100% of total drilling and completion costs.

The first well, the Johnson #1-BH, was a re-entry and drilled a lateral section of the Buda Formation of approximately 1840 feet in August 2010.  After mutual agreement as to the location, the second well was drilled beginning July 2011. For the second well, TEI paid Bayshore $50,000 at rig move-in and will pay $200,000 when the well is completed or plugged and abandoned, whichever comes first. Further, TEI will pay 100% of the total drilling and completion costs for a 75% working interest.

For the third and fourth wells, TEI will pay Bayshore $50,000 at rig move-in and $150,000 when the well is completed or plugged and abandoned, whichever comes first. Further, TEI will pay 100% of the total drilling costs and 75% of the completion costs for a 75% working interest with Bayshore to pay 25% of the completion costs.

On December 31, 2011 the company executed an agreement with Bayshore for an extension of its drilling obligation deadline from January 6, 2011 to April 15, 2011.  As a condition for the extension the company paid to Bayshore $50,000, on January 6, 2011 and issued 25,000 shares of the company’s stock in January 2011.  Further a $25,000 cash payment was made concurrent with the approval of the Authority for Expenditure (AFE) for the Johnson #4 well.  As additional consideration Bayshore is no longer obligated to pay its proportionate share of completion costs on the second vertical well.

The Johnson #1-BH encountered good shows and a completion was attempted.  The well however produced large volumes of water, some introduced by Bayshore during drilling and some from another source, either a deeper formation or from a nearby well.  In July 2011 a workover crew was brought in to service the well, replace a broken rod and re-work the downhole pump.  On 27 July 2011 the crew dropped 2 joints of pipe in the hole and on 28 July another 6 joints.  The well was damaged sufficiently to be shut-in.  The service company, Mercer Well Services, was notified of the damage and a meeting was to be arranged to settle the claim Bayshore and TEI would file against Mercer. After conducting interviews and preparing documents and displays, a meeting was scheduled for mid-December which was moved by Mercer to February 2012.  We anticipate continuing discussions with Mercer to resolve this matter.

The Johnson #4, the first vertical well, began drilling operations on July 2011.  The well encountered several pay zones and an attempt to complete in the Buda Formation was made.  The well has experienced several mechanical problems which had delayed its completion.  Following correcting the mechanical problems the well acted as if the Buda was tight and a subsequent acid job was done in February 2012 to stimulate the well.

In late August 2011, Torchlight entered into discussions with Hockley Energy on a farm-in to TEI’s position in Marcelina Creek and nearby acreage in the Stockdale, Texas area.  After numerous meetings a Letter of Intent was executed in October 2011 which included the terms of Hockley’s farm-in to TEI’s position.  On November 4, 2011, TEI and Hockley Energy executed two farm-in agreements, one for Marcelina Creek and one for the East Stockdale acreage.  Under the terms, Hockley was to fund a deposit of $1.5 million by November 6, 2011.  To date no funds have been deposited and a petition to sue has been served to Hockley Energy charging “Breach of Contract”, “Fraudulent Inducement” and “Promissory Estoppel”.  We are presently within the answer period.

On September 27, 2011, we entered into an agreement with Wexco to acquire leases in Wilson County, Texas.  Under the terms of the agreement, we provided Wexco’s attorney to hold in escrow 1,672,375 shares of our common stock to secure the option to acquire the leases.  Our financial partner, Hockley Oil and Gas, failed to fund and the shares have been requested to be returned to us.  At this time we are awaiting receipt of the shares.

In November 2011, we entered into discussions and an evaluation of a possible farm-in to La Sal Oil & Gas on a prospect in Waller County, Texas.  A subsequent farm-in agreement was reached and executed in January 2012.  Under the terms of the farm-in, we are to pay $350,000 for the fracture stimulation of the Coulter #1-R for a 30% working interest.  The agreement also provides us with multiple options under which we can acquire additional interests in La Sal’s interest in the well.  The well was stimulated in February 2012, and we are awaiting completion.

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for its next fiscal year. Realization values may be substantially different from carrying values as shown, and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern.

At December 31, 2011, we had not yet achieved profitable operations, have accumulated losses of $2,613,494 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management’s plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reclassifications – Certain amounts from the prior year have been reclassified to conform to the current year presentation.  The reclassifications had no impact on total assets or the net loss.

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

Risks and Uncertainties

Our operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Concentration of Risks

Our cash is placed with a highly rated financial institution and we conduct ongoing evaluations of the credit worthiness of the financial institutions with which it does business. At times during the twelve months ended December 31, 2011 and the period from June 25, 2010 (inception) to December 31, 2010, cash balances were in excess of amounts guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2011, we had cash of $518,281, which is greater than the FDIC limit.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties consist principally of our acquisition costs in undeveloped leases. When leases are developed, expire or are abandoned, the related costs are transferred from unevaluated oil and gas properties to depletable oil and gas properties. Additionally, we review the carrying costs of unevaluated oil and gas properties for the purpose of determining probable future lease expirations and abandonments, and prospective discounted future economic benefit attributable to the leases. We records an allowance for impairment based on the review with the corresponding charge being made to depletable oil and gas properties.

Investment in Oil and Gas Properties

We follow the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (“SEC”). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration development costs. We exclude these costs until the property has been evaluated. We allocate a portion of its acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir.

Depreciation, Depletion and Amortization

The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion and amortization (“DD&A”), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less costs excluded from amortization.  The depreciable base of oil and natural gas properties is amortized on a unit-of-production method.   During the twelve months ended December 31, 2011and the period from June 25, 2010 (inception) to December 31, 2010, the investment in oil and gas properties included only unevaluated oil and gas properties and other costs excluded from amortization; therefore, no depreciation, depletion or amortization has been recognized.

Ceiling Test

Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, we are required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption which is based on the un-weighted arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs. We did not recognize an impairment on our oil and gas properties during the period from June 25, 2010 (inception) to December 31, 2011. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur.

Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place. Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties. As of December 31, 2011, we did not have any proved oil or gas reserves.

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

Gains and losses on the sale of oil and gas properties are generally reflected in income. Sales of less than 100% of our interest in the oil and gas property are treated as a reduction of the capital cost of the field, with no gain or loss recognized, as long as doing so does not significantly affect the unit-of-production depletion rate. Costs of retired equipment, net of salvage value, are usually charged to accumulated depreciation. During the period from June 25, 2010 (inception) to December 31, 2011, there were no gains or losses recognized from the sale of oil and gas properties.

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

We record an abandonment liability associated with its oil and gas wells when those assets are placed in service. Inherent in the fair value calculation of an ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. Settlements greater than or less than amounts accrued as ARO are recorded as a gain or loss upon settlement.

Share-Based Compensation

Compensation cost for equity awards is based on the fair value of the equity instrument on the date of grant and is recognized over the period during which an employee is required to provide service in exchange for the award.  Compensation cost for liability awards is based on the fair value of the vested award at the end of each period.

Revenue Recognition

We recognize oil and gas revenues when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

Federal and State Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities and a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

Authoritative guidance for uncertainty in income taxes requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an examination. Management has reviewed our tax positions and determined there were no uncertain tax positions requiring recognition in the financial statements. Our tax returns remain subject to Federal and State tax examinations for all tax years since inception as none of the statutes have expired. Generally, the applicable statutes of limitation are three to four years from their respective filings.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statement of operations. We have not recorded any interest or penalties associated with unrecognized tax benefits during the period from June 25, 2010 (inception) to December 31, 2011.

Environmental Laws and Regulations

We are subject to extensive federal, state and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. We believe that we are in compliance with existing laws and regulations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal year ended December 31, 2011 are attached hereto.

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of December 31, 2011	F-3

Consolidated Statement of Operations for the year ended December 31, 2011, the period from June 25, 2010 (inception) to December 31, 2010 and the period from June 25, 2010 (inception) to December 31, 2011

F-4

Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2011 and the period from June 25, 2010 (inception) to December 31, 2010	F-5

Consolidated Statement of Cash Flows for the year ended December 31, 2011, the period from June 25, 2010 (inception) to December 31, 2010 and the period from June 25, 2010 (inception) to December 31, 2011

F-6

Notes to Consolidated Financial Statements	F-7

Calvetti, Ferguson & Wagner

1201 Louisiana
Suite 800
Houston, Texas
77002

Main Number:
713-957-2300

Fax Number:
713-895-9393

www.cfw-cpa.com

Certified Public
Accountants and
Business Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Torchlight Energy Resources, Inc. (An Exploration Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheet of Torchlight Energy Resources, Inc. (An Exploration Stage Company) (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2011, the period from June 25, 2010 (inception) to December 31, 2010, and the period from June 25, 2010 (inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011, the period from June 25, 2010 (inception) to December 31, 2010, and the period from June 25, 2010 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses since inception, has not generated significant revenues from operations, and is dependent upon obtaining adequate financing to fulfill its operating activities. Management's plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Calvetti, Ferguson & Wagner, P.C.

Houston, Texas
March 30, 2012

TORCHLIGHT ENERGY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2011	2010
ASSETS

Current assets:
Cash	$518,281	$278,191
Accounts receivable	17,274	-
Prepaid costs	16,267	1,000
Total current assets	551,822	279,191

Investment in oil and gas properties	3,182,128	1,114,958
Goodwill	447,084	447,084

TOTAL ASSETS	$4,181,034	$1,841,233

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$45,011	$251,950
Related party payable	258,750	40,000
Convertible promissory notes	262,500	-
Promissory notes, net of discount of $59,360 and $34,000 at December 31, 2011 and December 31, 2010, respectively	325,640	184,750
Interest payable	14,608	-
Total current liabilities	906,509	476,700

Asset retirement obligation	11,369	-

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 70,000,000 shares authorized; 14,664,815 issued and outstanding at December 31, 2011 12,701,420 issued and outstanding at December 31, 2010	5,177	3,213
Additional paid-in capital	5,871,473	2,006,622
Accumulated deficit	(2,613,494)	(645,302)
Total stockholders' equity	3,263,156	1,364,533

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,181,034	$1,841,233

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

		JUNE 25, 2010	JUNE 25, 2010
	YEAR	(Inception)	(Inception)
	ENDING	TO	TO
	DECEMBER 31, 2011	DECEMBER 31, 2010	DECEMBER 31, 2011
Revenue
Oil and gas sales	$24,152	$-	$24,152

Cost of revenue	25,273	-	25,273

Gross loss	1,121	-	1,121

Operating expenses:
General and administrative expenses	1,872,659	645,302	2,517,961
Total operating expenses	1,872,659	645,302	2,517,961

Other income (expense)
Interest income	186	-	186
Interest expense	(94,598)	-	(94,598)
Total other income (expense)	(94,412)	-	(94,412)

Net loss before taxes	1,968,192	645,302	2,613,494

Provision for income taxes	-	-	-

Net loss	$1,968,192	$645,302	$2,613,494

Loss per share: Basic and Diluted
	$(0.138)	$(0.069)	$(0.185)
Weighted average shares outstanding: Basic and Diluted
	14,288,211	9,402,818	14,132,914

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDING TO DECEMBER 31, 2011
AND THE PERIOD FROM JUNE 25, 2010 (INCEPTION) TO DECEMBER 31, 2010

					Deficit
					accumulated
		Common	Common	Additional	during the
	Preferred	Stock	Stock	Paid-in	Exploration
	Stock	Shares	Amount	Capital	Stage	Total

Balance, June 25, 2010	$-	-	$-	$-	$-	$-

Shares issued to management	-	2,000,000	2,000	8,000	-	10,000

Shares issued for private placement	-	361,125	361	1,444,140	-	1,444,501

Reverse merger transaction:
Recapitalization on reverse merger	-	4,301,730	4,302	442,782	-	447,084
Cancellation of common shares	-	(3,600,000)	(3,600)	(266,400)	-	(270,000)

Issuance of common stock for services	-	100,000	100	162,900	-	163,000

Forward stock split (4 for 1)	-	9,488,565	-	-	-	-

Issuance of common stock for services	-	50,000	50	149,950	-	150,000

Discount on convertible promissory note	-	-	-	65,250	-	65,250

Net loss	-	-	-	-	(645,302)	(645,302)

Balance, December 31, 2010	$-	12,701,420	$3,213	$2,006,622	$(645,302)	$1,364,533

Issuance of common stock for services	-	420,971	421	1,105,552	-	1,105,973

Shares issued for private placement	-	1,542,424	1,543	2,580,915	-	2,582,458

Fair value of warrants issued	-	-	-	178,384	-	178,384

Net loss	-	-	-	-	(1,968,192)	(1,968,192)

Balance, December 31, 2011	$-	14,664,815	$5,177	$5,871,473	$(2,613,494)	$3,263,156

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOW

		JUNE 25, 2010	JUNE 25, 2010
	YEAR	(Inception)	(Inception)
	ENDING	TO	TO
	DECEMBER 31, 2011	DECEMBER 31, 2010	DECEMBER 31, 2011
Cash Flows From Operating Activities
Net loss	$(1,968,192)	$(645,302)	$(2,613,494)
Adjustments to reconcile net loss to net cash from operating activities:

Stock based compensation	1,105,973	313,000	1,418,973
Accretion of convertible note discount	67,490	-	67,490
Depreciation, amortization and accretion	541	-	541
Change in:
Accounts receivable	(17,274)	-	(17,274)
Prepaid expenses	(15,267)	(1,000)	(16,267)
Accounts payable	(206,939)	251,950	45,011
Related party payable	218,750	40,000	258,750
Interest payable	14,608	-	14,608
Net cash used in operating activities	(800,310)	(41,352)	(841,662)

Cash Flows From Investing Activities
Investment in oil and gas properties	(2,056,342)	(1,114,958)	(3,171,300)

Cash Flows From Financing Activities
Issuance of promissory note	647,500	250,000	897,500
Payment of promissory note	(250,000)	-	(250,000)
Shares issued to management	-	10,000	10,000
Shares issued for private placement	2,699,242	1,444,501	4,143,743
Cancellation of common shares	-	(270,000)	(270,000)
Net cash provided by financing activities	3,096,742	1,434,501	4,531,243

Net increase in cash	240,090	278,191	518,281

Cash - beginning of period	278,191	-	-

Cash - end of period	$518,281	$278,191	$518,281

Supplemental disclosure of cash flow information:
Non cash transactions:
Recapitalization on reverse merger	$-	447,084	$447,084
Discount on warrants issued in conjunction with convertible note	$61,600	$34,000	$95,600
Asset retirement obligation	$10,828	$-	$10,828
Interest paid	$12,501	$-	$12,501

The accompanying notes are an integral part of these consolidated financial statements.

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

In an Exploration Stage company, management devotes most of its activities to establishing a new business, including raising capital to acquire interests in oil and gas properties. Planned principle activities have not yet produced any significant revenues, and the Company has incurred operating losses as is normal in Exploration Stage companies.

The Company is engaged in the acquisition, exploration, development and producing of oil and gas properties.  The Company is interested in programs that have a short window of payback, a high internal rate of return and proven and bookable reserves. The Company’s success will depend in large part on its ability to obtain and develop oil and gas interests within the United States.

2.

GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

At December 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $2,613,494 since its inception and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Presentation—The financial statements are presented on a consolidated basis and include all of the accounts of Torchlight Energy Resources Inc. and its wholly owned subsidiary, Torchlight Energy, Inc.   All significant intercompany balances and transactions have been eliminated.

Risks and uncertainties – The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Concentration of risks – The Company’s cash is placed with a highly rated financial institution, and the Company conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business.  At times during the twelve months ended December 31, 2011 and the period from June 25, 2010 (inception) to December 31, 2010, cash balances were in excess of amounts guaranteed by the Federal Deposit Insurance Corporation.

Fair value of financial instruments – Financial instruments consist of cash, accounts receivable, accounts payable and convertible promissory notes. The estimated fair values of cash, accounts receivable and accounts payable approximate the carrying amount due to the relatively short maturity of these instruments.  The carrying amounts of the convertible promissory notes approximate their fair value giving affect for the term of the note and the effective interest rates.  See note 7.

Accounts Receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company.  Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  As of December 31, 2011 and 2010 no valuation allowance was considered necessary.

Investment in oil and gas properties – The Company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (“SEC”). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

Oil and gas properties include costs that are excluded from costs being depleted or amortized.  Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs.  The Company allocates a portion of its acquisition costs to unevaluated properties based on relative value.  Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir.

Depreciation, depletion and amortization –The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion and amortization (“DD&A”), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less costs excluded from amortization.  The depreciable base of oil and natural gas properties is amortized on a unit-of-production method.   During the twelve months ended December 31, 2011and the period from June 25, 2010 (inception) to December 31, 2010, the investment in oil and gas properties included only unevaluated oil and gas properties and other costs excluded from amortization; therefore, no depreciation, depletion or amortization has been recognized.

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs.  Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties.  If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A.  The ceiling test calculation uses a commodity price assumption which is based on the un-weighed arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs.  The Company did not recognize impairment on its oil and gas properties during the twelve months ended December 31, 2011and the period from June 25, 2010 (inception) to December 31, 2010.  Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur.

Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions.  The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future,  or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place.  Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.  As of December 31, 2011 and December 31, 2010, the Company did not have any proved oil or gas reserves.

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

Gains and losses on the sale of oil and gas properties are generally reflected in income.  Sales of less than 100% of the Company’s interest in the oil and gas property are treated as a reduction of the capital cost of the field, with no gain or loss recognized, as long as doing so does not significantly affect the unit-of-production depletion rate.  Costs of retired equipment, net of salvage value, are usually charged to accumulated depreciation.  During the twelve months ended December 31, 2011 and the period from June 25, 2010 (inception) to December 31, there were no gains or losses recognized from the sale of oil and gas properties.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist.

Goodwill was $447,084 as of December 31, 2011 and December 31, 2010 and was acquired on November 23, 2010 in connection with the Company’s reverse acquisition (Note 1).

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

Asset retirement obligation activity is disclosed in Note 10.

Share-Based Compensation– Compensation cost for equity awards is based on the fair value of the equity instrument on the date of grant and is recognized over the period during which an employee is required to provide service in exchange for the award.  Compensation cost for liability awards is based on the fair value of the vested award at the end of each period.

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

Recent accounting pronouncements – In January 2010, the Financial Accounting Standards Board (“FASB”) issued its updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries — Oil and Gas with the requirements in the SEC’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008. It is intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies.  The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology.  Revised requirements in this guidance include, but are not limited to:

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

The Company adopted this guidance effective June 25, 2010 (inception).  As of December 31, 2011 and December 31, 2010, the Company did not have any proved reserves.

In December 2010, the FASB issued amended accounting guidance relating to goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform “Step two” of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not, that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In September 2011, the FASB issued guidance that amends and simplifies the rules related to testing goodwill for impairment.  The revised guidance allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination whether it is more likely than not that the fair value of reporting unit is less than its carrying amount.  The results of this assessment will determine whether it is necessary to perform the currently required two-step impairment test. Under this update, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the two-step goodwill impairment test.  The adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

The two preceding amendments listed above are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on the Company’s financial position or results from operations.

Subsequent Events – The Company evaluated all subsequent events through March 30, 2012, the date of issuance of the financial statements.   Subsequent events are disclosed in Note 11.

Reclassifications – Certain amounts from the prior year have been reclassified to conform to the current year presentation.  The reclassifications had no impact on total assets or the net loss.

4.

RELATED PARTY TRANSACTIONS

In exchange for management services provided to the Company, Opal Marketing & Consulting, Inc. (“Opal”) charges the Company a management fee of $240,000 per year.  The Company’s Chief Executive Officer is the President of Opal.  The Company recognized payments due Opal of $240,000 for the twelve months ended December 31, 2011.  The Company recognized payments due Opal of $120,000 for the period from June 25, 2010 (inception) through December 31, 2010.  The Company recognized payments due Opal of $360,000 for the period from June 25, 2010 (inception) through December 31, 2011. The Company recognized an amount payable to Opal of $180,000 and $40,000 at December 31, 2011 and December 31, 2010, respectively and is reflected in related party payable on the consolidated balance sheet.

On December 1, 2010, the Company entered into a Business Consultant Agreement with a former Director and Chief Executive Officer.  The agreement provided that in consideration for consulting services, the Company will pay $4,000 per month for the term of the agreement (three months) and issue 50,000 restricted shares of common stock.  On December 17, 2010, the Company issued the 50,000 shares of common stock which were valued at $150,000 on that date.  For the year ended December 31, 2010, the Company paid the former Director and CEO a total of $4,000 in cash under the agreement.  For the year ended December 31, 2011 a total of $8,000 in cash was paid under the agreement.  This agreement was terminated in early 2011.

The Company recognized a related party payable totaling $78,750 in connection with the February 2012 issuance of 25,000 shares of common stock each to Wayne Turner and Ken Danneberg in consideration for serving on the Board of Directors in 2011.

5.

COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of December 31, 2011 and December 31, 2010, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

6.

STOCKHOLDERS’ EQUITY

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

During the year, the Company issued common shares as compensation for services as well as the following:

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

During August and September 2011, through subscription agreements, the Company issued 138,640 units.  The Company received $485,240 in cash for the issuance.  Each Unit consisted of two restricted shares of common stock and one three year warrant to purchase a share of restricted common stock at the price of $5.00.

During October and November 2011, through subscription agreements, the Company issued 63,937 units.  The Company received $223,781 in cash for the issuance.  Each Unit consisted of two restricted shares of common stock and one three year warrant to purchase a share of restricted common stock at the price of $5.00.

At December 31, 2011 the shares from the potential exercise of the warrants were excluded from the calculation of earnings per share as the shares were anti-dilutive.

On October 7, 2011, the Company placed 1,672,375 shares of common stock into escrow in connection with a letter of intent with Wexco Resources to acquire leases in Wilson County, Texas and two farm-in agreements with Hockley Energy. Under the terms, and subject to closing, Hockley Energy was to fund a deposit of $1,500,000 by November 6, 2011.  To date no funds have been deposited and a petition to sue has been served Hockley Energy.  Subsequent to December 31, 2012, the Company requested the return of the shares held in escrow from the escrow agent.

A summary of warrant activity for the period from June 25, 2010 (inception) to December 31, 2011 is presented below:

			Weighted	Weighted
			Average	Average
		Number of	Exercise	Expected
		Warrants	Price	Life
Outstanding June 25, 2010		-	-	-
Issued	12/28/2010	225,000	$2.50	3.00 years
Issued	02/18/2011	30,000	$5.00	2.25 years
Issued	03/08/2011	30,000	$5.00	2.25 years
Issued	03/08/2011	30,000	$5.00	2.25 years
Issued	03/14/2011	25,000	$5.00	2.25 years
Issued	03/15/2011	154,857	$5.00	2.25 years
Issued	04/13/2011	142,850	$5.00	2.50 years
Issued	05/03/2011	40,000	$5.00	2.50 years
Issued	05/09/2011	22,500	$5.00	2.50 years
Issued	06/02/2011	10,000	$5.00	2.50 years
Issued	06/03/2011	9,000	$5.00	2.50 years
Issued	06/07/2011	14,500	$5.00	2.50 years
Issued	06/20/2011	7,142	$5.00	2.50 years
Issued	06/21/2011	7,143	$5.00	2.50 years
Issued	06/22/2011	11,143	$5.00	2.50 years
Issued	06/28/2011	34,500	$5.00	2.50 years
Issued	08/12/2011	113,640	$5.00	2.75 years
Issued	09/23/2011	25,000	$5.00	2.75 years
Issued	10/25/2011	7,143	$5.00	3.00 years
Issued	11/05/2011	7,144	$5.00	3.00 years
Issued	11/14/2011	49,650	$5.00	3.00 years
Issued	12/21/2011	385,000	$1.75	4.00 years
Outstanding December 31, 2011		1,381,212

At December 31, 2010, the Company had reserved 225,000 shares for future exercise of warrants.  At December 31, 2011 the Company had reserved 1,381,212 shares for future exercise of warrants.

Warrants issued in relation to the promissory notes issued (see note 9) and the equity Unites above were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued are as follows:

Risk-free interest rate	.68% - 0.64%
Expected volatility of common stock	60.00% - 40.00%
Dividend yield	0.00% - 0.00%
Discount due to lack of marketability	30.00% - 30.00%
Expected life of warrant	4 years- 2 years

7.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  At December 31, 2011 and December 31, 2010, there were no financial assets or liabilities measured on a recurring or a nonrecurring basis.

8.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statement of operation.  The Company has not recorded any interest or penalties associated with unrecognized tax benefits during the year ended December 31, 2011 and the period from June 25, 2010 (inception) to December 31, 2010.

The following is a reconciliation between the federal income tax benefit computed at the statutory federal income tax rate of 34% and actual income tax provision for the year ended December 31, 2011, the period from June 25, 2010 (inception) to December 31, 2010 and the period from June 25, 2010 (inception) to December 31, 2011:

	12 Months ended	June 25, 2010 (inception) through	June 25, 2010 (inception) through
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2011
Federal income tax benefit at statutory rate	$(669,185)	$(219,403)	$(888,588)
Permanent Differences	22,947	-	22,947
Change in valuation allowance	646,238	219,403	865,641
Provision for income taxes	$-	$-	$-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	Dec. 31, 2011	Dec. 31, 2010
Deferred tax assets:
Net operating loss carryforward	$1,241,407	$336,835
Accruals	61,200	7,820
Deferred tax liabilities:
Intangible drilling and other costs for oil and gas properties	(436,966)	(125,252)
Net deferred tax assets and liabilities	865,641	219,403
Less valuation allowance	(865,641)	(219,403)
Total deferred tax assets and liabilities	$-	$-

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $3,651,197 and $990,692 at December 31, 2011 and December 31, 2010, respectively.  The federal net operating loss carryforward will begin to expire in 2030.  Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards.  The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

9.

 PROMISSORY NOTES

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

The Company entered into an extension agreement, effective January 1, 2012, with stockholders Sawtooth Properties, LLLP, Black Hills Properties, LLLP and Pine River Ranch, LLC (collectively the “Note Holders”).  Previously on June 24, 2011, the Company issued a total of three 10% Convertible Promissory Notes with an aggregate principal amount of $262,500 to the Note Holders who paid $262,500 in aggregate consideration for the notes.  Each of the notes bears interest at the rate of 10% per annum and was due on December 31, 2011.  Under the terms of the extension agreement, the Note Holders agreed to extend the maturity date of each of the notes to December 31, 2012 in consideration of the following: (i) the pro-rata issuance of a total of 75,000 shares of common stock to the Note Holders, (ii) the continued right to convert any of the outstanding principal and interest of the notes into Units of the Company’s securities at the conversion price of $3.50 per Unit, which Units each consist of two shares of common stock and one three-year warrant to purchase a share of common stock at the price of $5.00 per share, and (iii) for each Unit the Note Holder receives upon such conversion set forth in “(ii)” above, the Note Holder will receive two additional three-year warrants to purchase a share of common stock at the exercise price of $1.75 per share and one additional three-year warrant to purchase a share of common stock at the exercise price of $5.00 per share.

On December 21, 2011, the Company issued a 10% promissory note and a warrant to purchase shares of common stock to an accredited investor who paid $385,000 in aggregate consideration for the securities.  The 10%  promissory note bears interest at the rate of 10% per annum, has a principal amount of $385,000 and has a maturity date of September 21, 2012.The warrant is exercisable into 385,000 shares of common stock as of December 20, 2011 at a price of $1.75 per share and expires on December  21, 2015.   The note was collateralized by 1,000,000 shares of pledged securities of a related party.  The convertible note was recorded net of discount that includes the relative fair value of the warrants amounting to $61,600.  The discount is accreted over the life of the debt using the effective interest method.  Accretion expense was $2,240 for the 10 days ended December 31, 2011. The initial value of the warrants was calculated using the Black Scholes Option Pricing Model.

10.

 ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability for the year ended December 31, 2011:

Asset retirement obligation – January 1, 2011	$-
Liabilities incurred	10,828
Accretion expense	541
Asset retirement obligation – December 31, 2011	$11,369

11.

SUBSEQUENT EVENTS

On January 10, 2012, the Company entered into a farm-in agreement, in which the Company acquired a working interest and a net revenue interest for the purchase price of $350,000.

On February 16, 2012, the Company filed a lawsuit against Hockley Energy, Inc. and Frank O. Snortheim in the District Court of Harris County, Texas.  The lawsuit is in connection with farmout agreements the Company entered into with Hockley Energy in November 2011.

On March 26, 2012, the Company issued two Series A 10% Convertible Promissory Notes to Sawtooth Properties, LLLP and Pine River Ranch, LLC for aggregate consideration of $150,000.  The notes are due on September 26, 2012 and bear interest at the rate of 10% per annum.  Each of the notes is convertible on and after the earlier to occur of (i) August 26, 2012, (ii) an un-cured event of default or (iii) the Company’s election to pre-pay the note.  The notes are convertible into shares of common stock at the conversion price of $1.75 per share.  The notes are collateralized with (i) a first lien on the Company’s interest in the Johnson #4 well, (ii) a second lien on the Company’s interest in the two John Coulter wells, and (iii) shares of stock pledged by the Company’s Chief Executive Officer.  In connection with the issuance of the notes, the Company also issued the holders three-year warrants to purchase an aggregate of 150,000 shares of common stock at the exercise price of $1.75 per share, which warrants are not exercisable until August 26, 2012.  Also in connection with the issuance of the notes, the Company amended the promissory notes it had previously issued Sawtooth Properties, LLLP, Pine River Ranch, LLC and Black Hills Properties, LLLP on June 24, 2011, which notes had previously been amended pursuant to an extension agreement effective January 1, 2012.  The new amendments to the notes give the holders collateral in the Company’s interest in the Johnson #4 well and the two John Coulter wells.  The new amendments also provide that each holder will not have the right to convert outstanding principal and interest of the note or the right to receive additional warrants to purchase shares of common stock until the earlier to occur of (i) December 1, 2012, (ii) an un-cured event of default and (iii) the Company’s election to pre-pay the note.

12.

SUPPLEMENTARY OIL & GAS INFORMATION - UNAUDITED

The supplementary data presented reflects information for all of our oil and gas producing activities.  Cost incurred for oil and gas leasehold and drilling activity is as follows:

		June 25, 2010	June 25, 2010
	Year ending	(inception) through	(inception) through
	December 31, 2011	December 31, 2010	December 31, 2011

Leasehold costs	$344,986	$207,500	$552,486
Geological & geophysical costs	$5,900	$74,571	$80,471
Drilling and exploration costs	$1,705,456	$832,887	$2,538,343

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Thomas Lapinski, our Chief Executive Officer, is our principal executive officer and principal financial officer.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2011. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified material weaknesses in internal control over financial reporting existing as of December 31, 2011. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, our management concluded that as of December 31, 2011, our internal controls are not effective, for the reason discussed below:

1.

We did not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and may be applicable to us in future years.

2.

We did not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our extremely small size and the fact that we only had one management employee as of December 31, 2011, whom is also an executive officer and director, segregation of all conflicting duties may not always be possible and may not be economically feasible. Even though we appointed a second management employee in January 2012 this problem with our segregation of all conflicting duties will likely continue. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

3.

We did not have full-time accounting personnel, which means we lacked the requisite expertise in the key functional areas of finance and accounting. In addition, this means we did not have available personnel to properly implement control procedures.

4.	We did not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

5.

We had not established adequate financial reporting monitoring activities to mitigate the risk of management override.  Specifically, because we had only one employee as of December 31, 2011 with management functions, there was a lack of segregation of duties.  Even though we appointed a second employee with management functions in January 2012, this lack of segregation of duties will likely continue.

6.

There was a strong reliance on the external auditors and contract accountant to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

7.	There was a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

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

In addition, although our controls are not effective, these significant weaknesses did not result in any material misstatements in our financial statements. Our management is committed to improving its internal controls and (1) will continue to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) will increase the frequency of independent reconciliations of significant accounts which is intended to mitigate the lack of segregation of duties until there are sufficient personnel, (3) has, subsequent to the evaluation period, appointed additional directors and an additional executive officer and (4) anticipates establishing an audit committee in the future.

Changes in internal control over financial reporting

Other than the weaknesses identified above, there were no changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position(s) and Office(s)
Thomas Lapinski	67	Chief Executive Officer, Interim Principal Financial Officer and Director
John A. Brda	47	President, Secretary and Director
Kenneth I. Danneberg	84	Director
Wayne Turner	62	Director
Gregory Williams	57	Director

Currently, Thomas Lapinski and John Brda are currently our sole executive officers.  We presently rely on the assistance of outside advisors and consultants to supplement our management.  At such time as adequate funding is available, we anticipate adding additional executive officers, including a Chief Financial Officer.  Further, additional staff will be added as projects become successful and a need develops to have focused attention on such projects’ future development.

Below is certain biographical information of our executive officers and directors:

Thomas Lapinski – Mr. Lapinski has served as our Chief Executive Officer, Interim Principal Financial Officer and director since November 2010.  He also previously served as our President from November 2010 to January 2012.  He is the founder of Torchlight Energy, Inc., our wholly owned subsidiary, and has served as its Chief Executive Officer, President and director since its incorporation in June 2010. From 2002 to the present, he has engaged in consulting work on various projects, both international and domestic, including the purchase of energy related businesses, primarily focusing on evaluating exploration and re-development opportunities in the Rocky Mountain Region, Texas Gulf Coast, Mid-Continent, the Middle East, and South America. From September 1996 to June 2002, Mr. Lapinski served as President of Stephens Energy International of The Stephens Group, LLC. While there, he was involved in oil and gas exploration and production project development. Prior to that, he spent over 30 years in senior positions with Amoco Corporation before retiring. His expertise is in project evaluations, operations management and strategic planning with experience throughout the Rocky Mountain region, Alaska, U.S. mid-continent, the U.S. Gulf Coast and numerous international arenas. With Amoco, he has held numerous positions, including Division Geophysicist for Rocky Mountain Area, Regional Geophysicist for Africa and the Middle East, Exploration Manager for North and West Africa, President-Amoco Morocco, President-Amoco Turkey, General Manager-Amoco Kenya, Exploration Manager Gulf Coast, Regional Exploration Manager for Southern and Eastern U.S. and Manager for Resource and Business Development in Southern Rocky Mountain Area. He also spent time on a special project for the Chairman of Amoco on key strategic planning issues where he was responsible for long-term monetization of Amoco’s North American asset base. Mr. Lapinski received a degree in Geophysical Engineering from the Colorado School of Mines in 1966.

We appointed Mr. Lapinski as an executive officer and a member of the Board of Directors based on his knowledge and experience in the oil and gas industry.  His ability to identify and evaluate opportunities is vital to our continued success.

John A. Brda – Mr. Brda has been our President and Secretary and a member of the Board of Director since January 2012.  He has been the Managing Member of Brda & Company, LLC since 2002, which provides consulting services to public companies—with a focus in the oil and gas sector—on investor relations, equity and debt financings, strategic business development and securities regulation matters.

We believe Mr. Brda is an excellent fit to our Board of Directors and management team based on his extensive experience in transaction negotiation and business development, particularly in the oil and gas sector as well as other non-related industries.  He has consulted with many public companies in the last ten years, and we believe that his extensive network of industry professionals and finance firms will contribute to our success.

Kenneth I. Danneberg – Mr. Danneberg has been a member of the Board of Directors since June 20, 2011.  He brings to the company over 45 years of experience covering all aspects of oil and gas exploration and operation in the United States and Canada and is a member of the Rocky Mountain Oil and Gas Hall of Fame.  For the past 15 years he has been the President and CEO of Danneberg Oil Inc., a company engaged in the drilling and production of oil and gas wells.  Several career highlights are listed below:

•

Founder of Zoller and Danneberg, Inc which later become Premier Resources, Ltd.

•

Served as CEO of Premier Resources, Ltd, an AMEX listed company, conducting oil and gas operations in the U.S. and Canada

•

Drilling projects resulted in 22 field discoveries and averaged over 20 drilling projects per year

•

Extensive domestic and international drilling experience

•

Previously served on the boards of the following companies:

o

Alco Oil & Gas (predecessor to Ladd Petroleum a GE Subsidiary)

o

Premier Resources, Ltd

o

Zoller & Danneberg

o

International Bank of Denver

o

Great Horn, Inc.

We appointed Ken Danneberg to our Board because he brings a tremendous depth of knowledge of the oil and gas industry, and in particular, Ken is a distinguished executive in the Rocky Mountain region.

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

Wayne Turner’s expertise in the oil and gas industry makes him an excellent fit to the Board of Directors.  In particular, we believe his experience in geophysical data acquisition is a valuable asset to the company.

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

Mr. Williams has over 20 years of exploration and production experience both in the United States and internationally.  This experience and his accounting background make him a vital member of our Board of Directors.

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

Kenneth I. Danneberg, a member of our Board of Directors, failed to timely file a Form 3 when he became subject to the reporting requirements of Section 16(a) of the Exchange Act on June 20, 2011.  He ultimately filed the report, however, on July 13, 2011.

Wayne Turner, a member of our Board of Directors, failed to timely file a Form 3 when he became subject to the reporting requirements of Section 16(a) of the Exchange Act on March 10, 2011.  He ultimately filed the report, however, on July 8, 2011.

Gregory Williams, a member of our Board of Directors, failed to timely file a Form 3 when he became subject to the reporting requirements of Section 16(a) of the Exchange Act on March 3, 2011.  He ultimately filed the report, however, on July 8, 2011.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2011 and 2010 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers.

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Thomas Lapinski President, CEO and Director (1)	2011 2010	$240,000(2) $104,000	- -	- -	- -	- -	- -	- -	$240,000 $104,000

(1) Thomas Lapinski does not have a compensation arrangement directly with Torchlight Energy Resources, Inc. in connection with his position as our executive officer.  He is, however, also an executive officer of our wholly owned subsidiary, Torchlight Energy, Inc., and is entitled to receive a management fee pursuant to an employment agreement in effect with TEI.  See “Employment Agreements,” below.

(2) Mr. Lapinski’s employment agreement with TEI provides that he is to receive a management fee of $240,000 per year.  For the year ended December 31, 2011, $60,000 of his 2011 management fee has been paid to him and the remaining $180,000 is accrued and unpaid.

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

In January 2011 we appointed John A. Brda as President and Secretary.  We entered into an Employment Agreement with Mr. Brda that provides that Mr. Brda will serve as President and Secretary for a term of two years and will receive annual compensation of $240,000 in addition to any performance bonuses the Board may choose to grant at its discretion.

Outstanding Equity Awards at Fiscal Year End

We do not have any unexercised options, stock that has not vested or equity incentive plan awards for any of our executive officers or directors outstanding as of the end of our fiscal year ended December 31, 2010.

Compensation of Directors

At present, we do not pay our directors for attending meetings of the Board of Directors, although we may adopt a director compensation policy in the future. We have no standard arrangement pursuant to which directors are compensated for any services they provide or special assignments.  We did, however, provide compensation to certain Directors during the year ended December 31, 2011 as follows:

Summary Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Lapinski	-	-	(1)	-	-	-	-	-
Kenneth Danneberg	-	39,375	(2)	-	-	-	-	39,375
Wayne Turner	-	39,375	(3)	-	-	-	-	39,375
Gregory Williams	-	-		-	-	-	-	-

(1)

Mr. Lapinski received no compensation in his capacity as a director during the year ended December 31, 2011.  He did, however, receive compensation in his capacity as an executive officer.  (See the “Summary Executive Compensation Table” above.)

(2)	In February 2012, we issued Mr. Danneberg 25,000 shares of common stock in consideration for serving on the Board of Directors during 2011. The shares were valued at $39,375.

(3)	In February 2012, we issued Mr. Turner 25,000 shares of common stock in consideration for serving on the Board of Directors during 2011. The shares were valued at $39,375.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at March 1, 2012 with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock (based upon reports which have been filed and other information known to us), (ii) each of our directors, (iii) each of our executive officers and (v) all of our executive officers and directors as a group.  Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of March 20, 2011, there were 14,789,815 shares of common stock outstanding.

Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Thomas Lapinski	4,600,000 shares	31.10%
Chief Executive Officer and Director
2007 Enterprise Avenue
League City, Texas 77573

John A. Brda	2,512,500 shares (1)	16.99%
President, Secretary and Director
1425 Frontenay
Warson Woods, Missouri 63122

Kenneth I. Danneberg	25,000 shares	0.17%
Director
4505 South Yosemite #379
Denver, Colorado 80237

Wayne Turner	25,000 shares	0.17%
Director
2450 Fondren, Suite 112
Houston, Texas 77063

Gregory Williams	400,000 shares	2.70%
Director
1105 Pine Hurst Court Friendswood, Texas 77546

All directors and executive officers as a group (5 persons)	7,562,500 shares	51.13%

(1)	Includes 182,500 shares held individually by John A. Brda and 2,330,000 shares held by Brda & Company LLC, of which Mr. Brda is the sole owner and Managing Director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 1, 2010, we entered into a Business Consultant Agreement with Tammy Skalko, our former director and Chief Executive Officer.  The agreement provided that in consideration for her consulting services, we would pay her $4,000 per month for the term of the agreement (three months) and issue her 50,000 restricted shares of common stock.  On December 17, 2010, we issued Ms. Skalko the 50,000 shares of common stock which were valued at $150,000 on that date.  For the year ended December 31, 2010, we paid Ms. Skalko a total of $4,000 in cash under the agreement.  For the year ended December 31, 2011, we paid Ms. Skalko a total of $8,000 in cash under the agreement.

Director Independence

Currently three of our five directors are independent.  Our independent directors are Kenneth Danneberg, Wayne Turner and Gregory Williams.  The definition of “independent” used herein is arbitrarily based on the independence standards of The NASDAQ Stock Market LLC.  The Board performed a review to determine the independence of Kenneth Danneberg, Wayne Turner and Gregory Williams and made a subjective determination as to each of these directors that no transactions, relationships or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of Torchlight Energy Resources, Inc.  In making these determinations, the Board reviewed information provided by these directors with regard to each director’s business and personal activities as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2011 and 2010.  On November 23, 2010, we dismissed Patrick Rodgers, CPA, PA (“Rodgers”) as our independent registered public accountant and engaged Calvetti, Ferguson & Wagner, P.C. (“CFW”) as our new independent registered public accounting firm.

	2011	2010
Audit Fees(1)	$29,000	$23,000
Audit Related Fees(2)	11,477	-
Tax Fees(3)	780	-
All Other Fees	-	-

Total Fees	$41,257	$23,000

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

Pre-Approval of Audit and Non-Audit Services

We do not have a standing audit committee. Therefore, for the fiscal years ended December 31, 2011 and 2010 all audit services, audit-related services and tax services, as described above, were provided to us by Rodgers and/or CFW based upon prior approval of the Board of Directors.

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

10.3	Employment Agreement with John A. Brda (Incorporated by reference from Form 8-K filed with the SEC on January 24, 2012.) *

14.1	Code of Ethics (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

16.1	Letter from Patrick Rodgers, CPA, PA to the SEC dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010) *

21.1	Subsidiaries. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010) *

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

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torchlight Energy Resources, Inc.

/s/ Thomas Lapinski
By: Thomas Lapinski
Chief Executive Officer

Date:	March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Lapinski
Thomas Lapinski	Director, Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer	March 27, 2012

/s/ John A. Brda
John A. Brda	Director, President and Secretary	March 27, 2012

/s/ Kenneth I. Danneberg
Kenneth I. Danneberg	Director	March 27, 2012

/s/ Wayne Turner
Wayne Turner	Director	March 27, 2012

/s/ Gregory Williams
Gregory Williams	Director	March 27, 2012