Form 10-Q
period 2012-03-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2012-05-15
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

  X .  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2012.

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

 Yes        .    No    X .

As of May 9, 2012, there were 14,789,815 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3

Item 1.	Consolidated Financial Statements	3

	Consolidated Condensed Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	3

	Consolidated Condensed Statements of Operations for the three months ended March 31, 2012 (Unaudited), for the three months ended March 31, 2011 (Unaudited) and for the period from June 25, 2010 (Inception) to March 31, 2012 (Unaudited)	4

	Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 (Unaudited), for the three months ended March 31, 2011 (Unaudited) and for the period from June 25, 2010 (Inception) to March 31, 2012 (Unaudited)	5

	Notes to Consolidated Condensed Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	18

	Signatures	19

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CONDENSED BALANCE SHEETS
	MARCH 31,	DECEMBER 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$45,050	$518,281
Accounts receivable	24,967	17,274
Debt issuance cost, net of amortization of $16,931	50,794	-
Prepaid costs	23,228	16,267
Total current assets	144,039	551,822

Investment in oil and gas properties	3,706,286	3,182,128
Goodwill	447,084	447,084

TOTAL ASSETS	$4,297,409	$4,181,034

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$22,858	$45,011
Related party payable	300,000	258,750
Convertible promissory notes, net of discount of $38,163 at March 31, 2012	438,337	262,500
Promissory notes, net of discount of $38,976 and $59,360 at March 31, 2012 and December 31, 2011, respectively	346,024	325,640
Interest payable	32,025	14,608
Total current liabilities	1,139,244	906,509

Asset retirement obligation	11,369	11,369

Commitments and contingencies	-	-

Stockholders equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 70,000,000 shares authorized; 14,789,815 issued and outstanding at March 31, 2012 13,381,134 issued and outstanding at March 31, 2011 14,664,815 issued and outstanding at December 31, 2011	5,302	5,177
Additional paid-in capital	6,040,149	5,871,473
Accumulated deficit	(2,898,655)	(2,613,494)
Total stockholders' equity	3,146,796	3,263,156

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,297,409	$4,181,034

The accompanying notes are an integral part of these financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	THREE MONTHS	THREE MONTHS	JUNE 25, 2010 (Inception)
	ENDING	ENDING	TO
	MARCH 31, 2012	MARCH 31, 2011	MARCH 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Oil and gas sales	$24,216	$-	$48,368

Cost of revenue	16,523	-	41,796

Gross income	7,693	-	6,572

Operating expenses:
General and administrative expenses	231,221	550,429	2,749,182
Total operating expenses	231,221	550,429	2,749,182

Other income (expense)
Interest income	12	76	198
Interest expense	(61,645)	(37,414)	(156,243)
Total other income (expense)	(61,633)	(37,338)	(156,045)

Net loss before taxes	285,161	587,767	2,898,655

Provision for income taxes	-	-	-

Net loss	$285,161	$587,767	$2,898,655

Loss per share: Basic and Diluted	$(0.019)	$(0.046)	$(0.208)

Weighted average shares outstanding: Basic and Diluted	14,761,518	12,924,814	13,960,253

The accompanying notes are an integral part of these financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
			JUNE 25, 2010
	THREE MONTHS	THREE MONTHS	(Inception)
	ENDING	ENDING	TO
	MARCH 31, 2012	MARCH 31, 2011	MARCH 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(285,161)	$(587,767)	$(2,898,655)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	-	432,000	1,418,973
Accretion of convertible note discount	27,297	31,250	94,787
Depreciation, amortization and accretion	16,931	-	17,472
Change in:
Accounts receivable	(7,693)	-	(24,967)
Prepaid expenses	(6,961)	(24,785)	(23,228)
Debt issuance cost	(67,725)	-	-
Accounts payable	(22,153)	(99,640)	22,858
Accounts payable - related party	41,250	-	300,000
Interest payable	17,417	6,164	32,025
Net cash used in operating activities	(286,798)	(242,778)	(1,060,735)

Cash Flows From Investing Activities
Investment in oil and gas properties - unevaluated	(524,158)	(81,460)	(3,695,458)

Cash Flows From Financing Activities
Issuance of promissory notes	214,000	-	1,111,500
Payment of promissory note	-	-	(250,000)
Shares issued to management	56,000	-	66,000
Shares issued for private placement	67,725	944,499	4,211,468
Cancellation of common shares	-	-	(270,000)
Net cash provided by financing activities	337,725	944,499	4,868,968

Net increase in cash	(473,231)	620,261	112,775

Cash - beginning of period	518,281	278,191	-

Cash - end of period	$45,050	$898,452	$112,775

Supplemental disclosure of cash flow information:
Non cash transactions:
Recapitalization on reverse merger	$-	$-	$447,084
Discount on warrants issued in conjunction with convertible note	$42,900	$-	$138,500
Asset retirement obligation	$-	$-	$10,828
Interest paid	$-	$-	$12,501

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

At March 31, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $2,898,655 since its inception and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration of risks – The Company’s cash is placed with a highly rated financial institution, and the Company conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business.  At times during the three months ended March 31, 2012, and the twelve months ended December 31, 2011, cash balances were in excess of amounts guaranteed by the Federal Deposit Insurance Corporation.

Fair value of financial instruments – Financial instruments consist of cash, accounts receivable, accounts payable and convertible and non-convertible promissory notes. The estimated fair values of cash, accounts receivable and accounts payable approximate the carrying amount due to the relatively short maturity of these instruments.  The carrying amounts of the convertible and non-convertible promissory notes approximates their fair value giving affect for the term of the note and the effective interest rates.  See note 7.

Accounts Receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company.  Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  As of March 31, 2012 and December 31, 2011 no valuation allowance was considered necessary.

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

Depreciation, depletion and amortization –The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion and amortization (“DD&A”), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less costs excluded from amortization.  The depreciable base of oil and natural gas properties is amortized on a unit-of-production method.   During the three months ended March 31, 2012 and the twelve months ended December 31, 2011, the investment in oil and gas properties included only unevaluated oil and gas properties and other costs excluded from amortization; therefore, no depreciation, depletion or amortization has been recognized.

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs.  Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties.  If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A.  The ceiling test calculation uses a commodity price assumption which is based on the un-weighed arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs.  The Company did not recognize impairment on its oil and gas properties during the three months ended March 31, 2012 nor the twelve months ended December 31, 2011.  Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur.

Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions.  The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future,  or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place.  Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.  As of March 31, 2012 and December 31, 2011 and December 31, 2010, the Company did not have any proved oil or gas reserves.

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

Gains and losses on the sale of oil and gas properties are generally reflected in income.  Sales of less than 100% of the Company’s interest in the oil and gas property are treated as a reduction of the capital cost of the field, with no gain or loss recognized, as long as doing so does not significantly affect the unit-of-production depletion rate.  Costs of retired equipment, net of salvage value, are usually charged to accumulated depreciation.  During the three months ended March 31, 2012 and the twelve months ended December 31, 2011, there were no gains or losses recognized from the sale of oil and gas properties.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist.

Goodwill was $447,084 as of March 31, 2012 and December 31, 2011 and was acquired on November 23, 2010 in connection with the Company’s reverse acquisition (Note 1).

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

The Company adopted this guidance effective June 25, 2010 (inception).  As of March 31, 2012 and December 31, 2011, the Company did not have any proved reserves.

In December 2010, the FASB issued amended accounting guidance relating to goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform “Step two” of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not, that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued guidance that amends and simplifies the rules related to testing goodwill for impairment.  The revised guidance allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination whether it is more likely than not that the fair value of reporting unit is less than its carrying amount.  The results of this assessment will determine whether it is necessary to perform the currently required two-step impairment test. Under this update, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the two-step goodwill impairment test.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

The two preceding amendments listed above are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on the Company’s financial position or results from operations.

Subsequent Events – The Company evaluated all subsequent events through May 15, 2012, the date of issuance of the financial statements.

Reclassifications – Certain amounts from the prior year have been reclassified to conform to the current year presentation.  The reclassifications had no impact on total assets or the net loss.

4.

RELATED PARTY TRANSACTIONS

On January 24, 2012, the Company entered into an employment agreement with a related party.  In exchange for $240,000 per year and other mutual covenants and agreements, the related party agrees to supply management and executive services.  The Company recognized payments due the related party of $60,000 for the period from January 1, 2012 through March 31, 2012.

In February and March of 2012, the Company issued four non-interest bearing promissory notes totaling $64,000 to an individual and officer of the Company for cash received.  The notes are due upon demand.

In February 2012 the Company issued 25,000 shares of common stock each to Wayne Turner and Ken Danneberg in consideration for serving on the Board of Directors in 2011.  The Company recognized $56,000 in expenses related to the issuance of these shares.

In exchange for management services provided to the Company, Opal Marketing & Consulting, Inc. (“Opal”) charges the Company a management fee of $240,000 per year.  The Company’s Chief Executive Officer is the President of Opal.  The Company recognized payments due Opal of $60,000 for the three months ended March 31, 2012, and $240,000 for the twelve months ended December 31, 2011.  The Company recognized payments due Opal of $420,000 for the period from June 25, 2010 (inception) through March 31, 2012.

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

5.

COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of March 31, 2012 and December 31, 2011, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

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

Through subscription agreements, the Company received $2,699,242 for the issuance of 771,212 Units during the period of January 1, 2011 through December 31, 2011.  Each Unit consisted of two restricted shares of common stock and one three year warrant to purchase a share of restricted common stock at the price of $5.00.  The Company also issued common shares as compensation for services during this time.

On October 7, 2011, the Company placed 1,672,375 shares of common stock into escrow in connection with a letter of intent with Wexco Resources to acquire leases in Wilson County, Texas and two farm-in agreements with Hockley Energy. Under the terms, and subject to closing, Hockley Energy was to fund a deposit of $1,500,000 by November 6, 2011.  To date no funds have been deposited, and the Company has filed a lawsuit against Hockley Energy.  Subsequent to December 31, 2011, the Company requested the return of the shares held in escrow from the escrow agent.  At this time we are awaiting receipt of the shares.

In February, 2012, the Company issued 25,000 shares of common stock each to Wayne Turner and Ken Danneberg as consideration for serving on the board of Directors in 2011.

A summary of warrant activity for the period from June 25, 2010 (inception) to March 31, 2012 is presented below:

			Weighted	Weighted
			Average	Average
		Number of	Exercise	Exercise
		Warrants	Price	Price
Outstanding June 25, 2010		-	-	-
Issued	12/28/2010	225,000	$2.50	3.00 years
Issued	02/18/2011	30,000	$5.00	2.25 years
Issued	03/08/2011	30,000	$5.00	2.25 years
Issued	03/08/2011	30,000	$5.00	2.25 years
Issued	03/14/2011	25,000	$5.00	2.25 years
Issued	03/15/2011	154,857	$5.00	2.25 years
Issued	04/13/2011	142,850	$5.00	2.50 years
Issued	05/03/2011	40,000	$5.00	2.50 years
Issued	05/09/2011	22,500	$5.00	2.50 years
Issued	06/02/2011	10,000	$5.00	2.50 years
Issued	06/03/2011	9,000	$5.00	2.50 years
Issued	06/07/2011	14,500	$5.00	2.50 years
Issued	06/20/2011	7,142	$5.00	2.50 years
Issued	06/21/2011	7,143	$5.00	2.50 years
Issued	06/22/2011	11,143	$5.00	2.50 years
Issued	06/28/2011	34,500	$5.00	2.50 years
Issued	08/12/2011	113,640	$5.00	2.75 years
Issued	09/23/2011	25,000	$5.00	2.75 years
Issued	10/25/2011	7,143	$5.00	3.00 years
Issued	11/05/2011	7,144	$5.00	3.00 years
Issued	11/14/2011	49,650	$5.00	3.00 years
Issued	12/21/2011	385,000	$5.00	3.00 years
Issued	01/01/2012	247,500	$5.00	3.00 years
Outstanding March 31, 2012		1,628,712

At December 31, 2011, the Company had reserved 1,381,212 shares for future exercise of warrants.  At March 31, 2012 the Company had reserved 1,628,712 shares for future exercise of warrants.

Warrants issued in relation to the promissory notes issued (see note 9) and the equity Units above were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued are as follows:

Risk-free interest rate	0.68% - 0.64%
Expected volatility of common stock	60.00% - 40.00%
Dividend yield	0.00% - 0.00%
Discount due to lack of marketability	30.00% - 30.00%
Expected life of warrant	4 years - 2 years

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  At March 31, 2012 and December 31, 2011 there were no financial assets or liabilities measured on a recurring or a nonrecurring basis.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statement of operation.  The Company has not recorded any interest or penalties associated with unrecognized tax benefits during the three months ended March 31, 2012, the three months ended March 31, 2011 and  the  period from June 25, 2010 (inception) to March 31, 2012.

The following is a reconciliation between the federal income tax benefit computed at the statutory federal income tax rate of 34% and actual income tax provision for three months ended March 31, 2012, the year ended December 31, 2011 and, the period from June 25, 2010 (inception) to March 31, 2012 :

	3 Months ended	Year ended	June 25, 2010 (inception) through
	March 31, 2012	Dec. 31, 2011	March 31, 2012
Federal income tax benefit at statutory rate	$(96,955)	$(669,185)	$(985,543)
Permanent Differences	9,281	22,947	32,228
Change in valuation allowance	87,674	646,238	953,315
Provision for income taxes	$-	$-	$-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	March 31, 2012	Dec. 31, 2011
Deferred tax assets:
Net operating loss carryforward	$1,316,841	$1,241,407
Accruals	102,000	61,200
Deferred tax liabilities:
Intangible drilling and other costs for oil and gas properties	(465,526)	(436,966)
Net deferred tax assets and liabilities	953,315	865,641
Less valuation allowance	(953,315)	(865,641)
Total deferred tax assets and liabilities	$-	$-

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $3,873,061 and $3,651,197 at March 31, 2012 and December 31, 2011, respectively.  The federal net operating loss carryforward will begin to expire in 2030.  Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards.  The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

9.

 PROMISSORY NOTES

The Company entered into an extension agreement, effective January 1, 2012, with stockholders Sawtooth Properties, LLLP, Black Hills Properties, LLLP and Pine River Ranch, LLC (collectively the “Note Holders”).  Previously on June 24, 2011, the Company issued a total of three 10% Convertible Promissory Notes with an aggregate principal amount of $262,500 to the Note Holders who paid $262,500 in aggregate consideration for the notes.  Each of the notes bears interest at the rate of 10% per annum and was due on December 31, 2011.  Under the terms of the extension agreement, the Note Holders agreed to extend the maturity date of each of the notes to December 31, 2012 in consideration of the following: (i) the pro-rata issuance of a total of 75,000 shares of common stock to the Note Holders, (ii) the continued right to convert any of the outstanding principal and interest of the notes into Units of the Company’s securities at the conversion price of $3.50 per Unit, which Units each consist of two shares of common stock and one three-year warrant to purchase a share of common stock at the price of $5.00 per share, and (iii) upon such conversion set forth in “(ii)” above, the right to receive two additional three-year warrants to purchase a share of common stock at the price of $5.00 per share for each Unit into which outstanding principal and interest is converted.  The convertible notes were recorded net of discount that includes the relative fair value of the warrants amounting to $42,900.  The discount is accreted over the life of the debt using the effective interest method.  Accretion expense was $1,148 for the three months ended March 31, 2012. The initial value of the warrants was calculated using the Black Scholes Option Pricing Model.

On December 21, 2011, the Company issued a 10% promissory note and a warrant to purchase shares of common stock to an accredited investor who paid $385,000 in aggregate consideration for the securities.  The 10%  promissory note bears interest at the rate of 10% per annum, has a principal amount of $385,000 and has a maturity date of September 21, 2012.The warrant is exercisable into 385,000 shares of common stock as of December 20, 2011 at a price of $1.75 per share and expires on December  21, 2015.   The note was collateralized by 1,000,000 shares of pledged securities of a related party.  The convertible note was recorded net of discount that includes the relative fair value of the warrants amounting to $61,600.  The discount is accreted over the life of the debt using the effective interest method.  Accretion expense was $20,384 for the three months ended March 31, 2012 and $2,240 for the 10 days ended December 31, 2011. The initial value of the warrants was calculated using the Black Scholes Option Pricing Model.

On March 26, 2012, the Company issued two Series A 10% Convertible Promissory Notes to Sawtooth Properties, LLLP and Pine River Ranch, LLC for aggregate consideration of $150,000.  The notes are due on September 26, 2012 and bear interest at the rate of 10% per annum.  Each of the notes is convertible on and after the earlier to occur of (i) August 26, 2012, (ii) an un-cured event of default and (iii) the Company’s election to pre-pay the note.  The notes are convertible into shares of common stock at the conversion price of $1.75 per share.  The notes are collateralized with (i) a first lien on the Company’s interest in the Johnson #4 well, (ii) a second lien on the Company’s interest in the John Coulter #1-R well, and (iii) shares of stock pledged by the Company’s President.  In connection with the issuance of the notes, the Company also issued the holders three-year warrants to purchase an aggregate of 150,000 shares of common stock at the exercise price of $1.75 per share, which warrants are not exercisable until August 26, 2012.  Also in connection with the issuance of the notes, the Company entered into allonges that amended the promissory notes it had previously issued Sawtooth Properties, LLLP, Pine River Ranch, LLC and Black Hills Properties, LLLP on June 24, 2011, which notes has subsequently been amended pursuant to an extension agreement effective January 1, 2012.  The allonges give the holders collateral in the Company’s interest in the Johnson #4 well and the John Coulter #1-R well.  The allonges also provide that each holder will not have the right to convert outstanding principal and interest of the note or the right to receive additional warrants to purchase shares of common stock until the earlier to occur of (i) December 1, 2012, (ii) an un-cured event of default and (iii) the Company’s election to pre-pay the note.

In February and March of 2012, the Company issued four non-interest bearing promissory notes totaling $64,000 to an individual and officer of the Company for cash received.  The notes are due upon demand.

10.

 ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability for the three months ended March 31, 2012 and the year ended December 31, 2011:

Asset retirement obligation – January 1, 2011	$-
Liabilities incurred	10,828
Accretion expense	541
Asset retirement obligation – December 31, 2011	11,369
Accretion expense	28
Asset retirement obligation – March 31, 2012	$11,397

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth and discussed in this Management’s Discussion and Analysis and Results of Operations is derived from our historical financial statements and the related notes thereto  which are included in this Form 10-Q. The following information and discussion should be read in conjunction with such financial statements and notes. Additionally, this Management’s Discussion and Analysis and Plan of Operations contain certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in our operations, development efforts and business environment, and due to other risks and uncertainties relating to our ability to obtain additional capital in the future to fund our planned expansion, the demand for oil and natural gas, and other general economic factors. All forward-looking statements included herein are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

Basis of Presentation of Financial Information

On November 23, 2010, the Share Exchange Agreement (the “Exchange Agreement” or “Transaction”) between Pole Perfect Studios, Inc. (“Pole Perfect”) and Torchlight Energy, Inc. (“TEI”) was entered into and closed, through which the former shareholders of TEI became shareholders of Pole Perfect. At closing, Pole Perfect abandoned its previous business. Consequently, as a result of the Transaction, the business of TEI became our sole business.  Because TEI became the successor business to Pole Perfect and because the operations and assets of TEI represent our entire business and operations from the closing date of the Exchange Agreement, the Management’s Discussion and Analysis and audited and unaudited financial statements are based on the consolidated financial results of Pole Perfect and its wholly owned subsidiary TEI for the relevant periods.  Effective February 8, 2011, we changed our name from “Pole Perfect Studios, Inc.” to “Torchlight Energy Resources, Inc.

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

On February 1, 2012, we attended a settlement meeting with Mercer Well Services and Bayshore Operating Co. in San Antonio to discuss damages to the Johnson #1 well caused by Mercer.  No resolution was made at the meeting but Mercer did confirm that they would respond back after they reviewed the information supplied by Bayshore.  A meeting is now tentatively scheduled for May 21, 2012, at which we hope to resolve this matter.  The long lead time was due to an accident in which Mercer was involved in another state.

On February 13, 2012, the Johnson #4 well was treated with acid to stimulate its production.  The well had been testing oil and appeared to be tight.  The acid job went well and we still are testing its capability.  A small amount of oil from the Johnson #4 was sold in January and February at a price of $97.50 per barrel. Production in March averaged 55 BOPD for the month, producing in excess of 1,600 barrels.

Historical Results for the Three Months Ended March 31, 2012, Three Months Ended March 31, 2011 and the Period from June 25, 2010 (Inception) to March 31, 2012.

Revenues and Cost of Revenues

We had revenue of $24,216, $0 and $48,368 consisting entirely of test oil and gas sales during the three months ended March 31, 2012, the three months ended March 31, 2011 and June 25, 2010 (Inception) to March 31, 2012, respectively.  The increase in revenue for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is due to the fact that we did not have any production prior to the three months ended June 30, 2011. We recognized cost of revenue of $16,523, $0 and $41,796 during the three months ended March 31, 2012, the three months ended March 31, 2011 and June 25, 2010 (Inception) to March 31, 2012, respectively.

General and Administrative Expenses

Our total operating expenses for the three months ended March 31, 2012, three months ended March 31, 2011, and the period from June 25, 2010 (Inception) to March 31, 2012 were $231,221, $550,429 and $2,749,182 respectively and consisted entirely of general and administrative expenses. Our general and administrative expenses consisted of accounting and administrative costs, professional consulting fees and other general corporate expenses.  The decrease in operating expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is directly related to higher professional and consulting costs incurred during the prior period.

Liquidity and Capital Resources

We have minimal assets and have achieved nominal operating revenues since our inception. We have depended on loans and sales of equity securities to conduct operations.  As of March 31, 2012, we had total current assets of $144,039, consisting of $45,050 in cash, $24,967 in receivables, $50,794 in debt issue costs and $23,228 in prepaid costs.  As of December 31, 2011, we had total current assets of $551,822, consisting of $518,281 in cash, $17,274 in receivables and $16,267 in prepaid costs.  As of March 31, 2012, we had $3,706,286 in investment in oil and gas properties and $447,084 in goodwill.  For the year ended December 31, 2011, we had $3,182,128 in investment in oil and gas properties and $447,084 in goodwill.

During the three months ended March 31, 2012, we had $337,725 in net cash provided by financing activities. It was attributable to $67,725 of private placement, $56,000 of shares issued to management and $214,000 of issuances of convertible notes.

Commitments and Contingencies

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of March 31, 2012 and December 31, 2011, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

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

The Johnson #1-BH encountered good shows and a completion was attempted.  The well however produced large volumes of water, some introduced by Bayshore during drilling and some from another source, either a deeper formation or from a nearby well.  In July 2011 a workover crew was brought in to service the well, replace a broken rod and re-work the downhole pump.  On July 27, 2011 the crew dropped two joints of pipe in the hole and on July 28 another six joints.  The well was damaged sufficiently to be shut-in.  Discussions to resolve this matter with the service company, Mercer Well Services, are ongoing (see “Recent Activity” above).

The Johnson #4, the first vertical well, began drilling operations on July 2011.  The well encountered several pay zones and an attempt to complete in the Buda Formation was made.  The well has experienced several mechanical problems which had delayed its completion.  Following correcting the mechanical problems the well acted as if the Buda was tight and a subsequent acid job was done in February 2012 to stimulate the well (see “Recent Activity” above).

In late August 2011, Torchlight entered into discussions with Hockley Energy on a farm-in to TEI’s position in Marcelina Creek and nearby acreage in the Stockdale, Texas area.  After numerous meetings a Letter of Intent was executed in October 2011 which included the terms of Hockley’s farm-in to TEI’s position.  On November 4, 2011, TEI and Hockley Energy executed two farm-in agreements, one for Marcelina Creek and one for the East Stockdale acreage.  Under the terms, Hockley was to fund a deposit of $1.5 million by November 6, 2011.  To date no funds have been deposited, and we have filed a lawsuit against Hockley Energy alleging breach of contract, fraudulent inducement and promissory estoppel.

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

In November 2011, we entered into discussions and an evaluation of a possible farm-in to La Sal Oil & Gas on a prospect in Waller County, Texas.  A subsequent farm-in agreement was reached and executed in January 2012 (see “Recent Activity” above).

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for our next fiscal year.

At March 31, 2012, we had not yet achieved profitable operations, has accumulated losses of $2,898,655 since its inception and expects to incur further losses in the development of its business, which casts substantial doubt about our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management’s plan to address our ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2012.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

Our principal executive officer and principal financial officer have also indicated that, upon evaluation, there were no changes in our internal control over financial reporting or other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 16, 2012, we filed a lawsuit against Hockley Energy, Inc. and Frank O. Snortheim in the District Court of Harris County, Texas.  The lawsuit is in connection with farmout agreements we entered into with Hockley Energy in November 2011 for the Marcelina Creek prospect and the East Stockdale prospect.  We allege that Hockley Energy did not perform its obligations under the agreements, which obligations included providing the agreed upon funding, and we seek damages against both Hockley Energy and Mr. Snortheim (who is a shareholder of Hockley Energy) for breach of contract, fraudulent inducement and promissory estoppel.  The defendants have answered our original petition with a general denial.  We have also had discussions with the defendants regarding resolving this matter out of court, but we have not reached an agreement to date.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We entered into an extension agreement, effective January 1, 2012, with Sawtooth Properties, LLLP, Black Hills Properties, LLLP and Pine River Ranch, LLC (collectively the “Note Holders”).  Previously on June 24, 2011, we issued a total of three 10% Convertible Promissory Notes with an aggregate principal amount of $262,500 to the Note Holders who paid $262,500 in aggregate consideration for the notes.  Each of the notes bears interest at the rate of 10% per annum and was due on December 31, 2011.  Under the terms of the extension agreement, the Note Holders agreed to extend the maturity date of each of the notes to December 31, 2012 in consideration of the following: (i) the pro-rata issuance of a total of 75,000 restricted shares of common stock to the Note Holders, (ii) the continued right to convert any of the outstanding principal and interest of the notes into Units of our securities at the conversion price of $3.50 per Unit, which Units each consist of two shares of common stock and one three-year warrant to purchase a share of common stock at the price of $5.00 per share, and (iii) for each Unit the Note Holder receives upon such conversion set forth in “(ii)” above, the Note Holder will receive two additional three-year warrants to purchase a share of common stock at the exercise price of $1.75 per share and one additional three-year warrant to purchase a share of common stock at the exercise price of $5.00 per share.  All other terms and conditions of the notes remain unchanged.  The securities (including the 75,000 shares of stock and the adjustment to the conversion terms of the notes) were sold under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The sale of securities did not involve a “public offering” based upon the following factors: (i) the sale of the securities was an isolated private transaction; (ii) a limited number of securities were sold to a limited number of offerees; (iii) there was no public solicitation; (iv) the offerees were “accredited investors”; (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities sold.

In February 2012, we issued an aggregate of 50,000 restricted shares of common stock two of our directors, Kenneth Danneberg and Wayne Turner, in consideration for serving on the Board of Directors during 2011.  The securities were sold under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The sale of securities did not involve a “public offering” based upon the following factors: (i) the sale of the securities was an isolated private transaction; (ii) a limited number of securities were sold to a limited number of offerees; (iii) there was no public solicitation; (iv) the offerees were “accredited investors”; (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities sold.

In March 2012, we issued two Series A 10% Convertible Promissory Notes to Sawtooth Properties, LLLP and Pine River Ranch, LLC for aggregate consideration of $150,000.  The notes are due on September 26, 2012 and bear interest at the rate of 10% per annum.  Each of the notes is convertible on and after the earlier to occur of (i) August 26, 2012, (ii) an un-cured event of default or (iii) our election to pre-pay the note.  The notes are convertible into shares of common stock at the conversion price of $1.75 per share.  The notes are collateralized with (i) a first lien on our interest in the Johnson #4 well, (ii) a second lien on our interest in the two John Coulter wells, and (iii) shares of stock pledged by our President.  In connection with the issuance of the notes, we also issued the holders three-year warrants to purchase an aggregate of 150,000 shares of common stock at the exercise price of $1.75 per share, which warrants are not exercisable until August 26, 2012.  Also in connection with the issuance of the notes, we amended the promissory notes we had previously issued Sawtooth Properties, LLLP, Pine River Ranch, LLC and Black Hills Properties, LLLP on June 24, 2011, which notes had previously been amended pursuant to an extension agreement effective January 1, 2012.  The new amendments to the notes give the holders collateral in our interest in the Johnson #4 well and the two John Coulter wells.  The new amendments also provide that each holder will not have the right to convert outstanding principal and interest of the note or the right to receive additional warrants to purchase shares of common stock until the earlier to occur of (i) December 1, 2012, (ii) an un-cured event of default and (iii) our election to pre-pay the note.  The securities (including the convertible notes, the warrants and the adjustment to the conversion terms of the notes) were sold under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The sale of securities did not involve a “public offering” based upon the following factors: (i) the sale of the securities was an isolated private transaction; (ii) a limited number of securities were sold to a limited number of offerees; (iii) there was no public solicitation; (iv) the offerees were “accredited investors”; (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities sold.

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

10.3	Employment Agreement between John Brda and Torchlight Energy Resources, Inc. (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2012)*

14.1	Code of Ethics (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

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

Torchlight Energy Resources, Inc.

Date: May 15, 2012	/s/ Thomas Lapinski
By: Thomas Lapinski
Chief Executive Officer and Principal Financial Officer