Form 10-Q
period 2012-06-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2012-08-14
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  .  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2012.

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

    Yes        .    No    X  .

As of August 9, 2012, there were 15,139,815 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3

Item 1.	Consolidated Financial Statements	3

	Consolidated Condensed Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	3

	Consolidated Condensed Statements of Operations for the three months ended June 30, 2012 (Unaudited), for the three months ended June 30, 2011 (Unaudited), and for the six months ended June 30, 2012 (Unaudited) and the six months ended June 30, 2011 (Unaudited) and for the period from June 25, 2010 (Inception) to June 30, 2012 (Unaudited)	4

	Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 (Unaudited), for the six months ended June 30, 2011 (Unaudited) and for the period from June 25, 2010 (Inception) to June 30, 2012 (Unaudited)	5

	Notes to Consolidated Condensed Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	17

	Signatures	18

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CONDENSED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$451	$518,281
Accounts receivable	-	17,274
Accounts receivable - other	74,571	-
Debt issuance cost, net of amortization of $33,863 at June 30, 2012	33,863	-
Prepaid costs	20,524	16,267
Total current assets	129,409	551,822

Investment in oil and gas properties - unevaluated	3,822,701	3,182,128
Goodwill	447,084	447,084

TOTAL ASSETS	$4,399,194	$4,181,034

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$198,338	$45,011
Related party payable	420,000	258,750
Convertible promissory notes, net of discount of $18,592 at June 30, 2012	389,416	262,500
Promissory notes, net of discount of $43,808 and $59,360 at June 30, 2012 and December 31, 2011, respectively	371,408	325,640
Promissory notes, related Party	59,000	-
Interest payable	50,881	14,608
Total current liabilities	1,489,043	906,509

Asset retirement obligation	11,910	11,369

Commitments and contingencies	-	-

Stockholders equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 70,000,000 shares authorized; 15,139,815 issued and outstanding at June 30, 2012 14,664,815 issued and outstanding at December 31, 2011	15,489	5,177
Additional paid-in capital	7,046,552	5,871,473
Accumulated deficit	(4,163,800)	(2,613,494)
Total stockholders' equity	2,898,241	3,263,156

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,399,194	$4,181,034

The accompanying notes are an integral part of these financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	THREE	THREE	SIX	SIX	JUNE 25, 2010
	MONTHS	MONTHS	MONTHS	MONTHS	(Inception)
	ENDING	ENDING	ENDING	ENDING	TO
	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Oil and gas sales	$251,412	$24,152	$275,629	$24,152	$299,781

Cost of revenue	247,221	25,273	263,745	25,273	289,018

Gross income (loss)	4,191	(1,121)	11,884	(1,121)	10,763

Operating expenses:
General and administrative expenses	1,219,738	759,669	1,450,959	1,310,098	3,968,920
Total operating expenses	1,219,738	759,669	1,450,959	1,310,098	3,968,920

Other income (expense)
Interest income	-	55	12	132	198
Interest expense	(49,597)	(40,552)	(111,243)	(77,966)	(205,841)
Total other income (expense)	(49,597)	(40,497)	(111,231)	(77,834)	(205,643)

Net loss before taxes	1,265,144	801,287	1,550,306	1,389,053	4,163,800

Provision for income taxes	-	-	-	-	-

Net loss	$1,265,144	$801,287	$1,550,306	$1,389,053	$4,163,800

Loss per share: Basic and Diluted	$(0.085)	$(0.058)	$(0.104)	$(0.104)	$(0.295)

Weighted average shares outstanding: Basic and Diluted	14,928,277	13,853,366	14,845,202	13,391,655	14,110,185

The accompanying notes are an integral part of these financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

	SIX	SIX	JUNE 25, 2010
	MONTHS	MONTHS	(Inception)
	ENDING	ENDING	TO
	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(1,550,306)	$(1,389,054)	$(4,163,800)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	1,106,452	1,005,972	2,525,425
Accretion of convertible note discount	62,760	65,250	130,250
Depreciation, amortization and accretion	541	-	1,082
Change in:
Accounts receivable	17,274	(17,274)	-
Accounts receivable - other	(74,571)	-	(74,571)
Prepaid costs	(4,257)	(17,589)	(20,524)
Accounts payable	153,327	(160,105)	198,338
Related party payable	161,250	157,500	420,000
Interest payable	36,273	216	50,881
Net cash used in operating activities	(91,257)	(355,084)	(932,919)

Cash Flows From Investing Activities
Investment in oil and gas properties - unevaluated	(640,573)	(1,707,462)	(3,811,873)

Cash Flows From Financing Activities
Issuance of promissory notes	214,000	262,500	1,111,500
Payment of promissory note	-	(250,000)	(250,000)
Shares issued to management	-	-	10,000
Shares issued for private placement	-	1,990,223	4,143,743
Cancellation of common shares	-	-	(270,000)
Net cash provided by financing activities	214,000	2,002,723	4,745,243

Net increase in cash	(517,830)	(59,824)	451

Cash - beginning of period	518,281	278,191	-

Cash - end of period	$451	$218,368	$451

Supplemental disclosure of cash flow information:
Non cash transactions:
Stock issued in conjunction with renewal of promissory notes	$67,725	$-	$-
Reclassification of paid in capital to common stock	$9,837	$-	$-
Recapitalization on reverse merger	$-	$-	$447,084
Discount on warrants issued in conjunction with convertible note	$45,076	$-	$95,600
Asset retirement obligation	$-	$-	$10,828
Interest paid	$-	$-	$12,501

The accompanying notes are an integral part of these financial statements.

TORCHLIGHT ENERGY REOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

1.

NATURE OF BUSINESS

Torchlight Energy, Inc. (“TEI”) was formed in the state of Nevada on June 25, 2010. TEI’s operations commenced with initial funding on July 8, 2010.  TEI is an Exploration Stage energy company formed as a corporation to engage in the acquisition, exploration, exploitation and/or development of oil and natural gas properties in the United States.

On November 23, 2010 Torchlight Energy Resources, Inc. (“we,” “us” and the “Company”), formerly, Pole Perfect Studios, Inc. (“Pole Perfect”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with its major stockholders, TEI, and the persons owning 100% of the outstanding capital stock of TEI (the “TEI Stockholders”).   At closing, the TEI Stockholders transferred 9,444,501 shares of TEI common stock, representing 100% of the common stock of TEI, to the Company in exchange for an aggregate of 2,361,125 shares (pre-stock split) of newly issued common stock of the Company.  Also at closing of the Exchange Agreement, the Pole Perfect shareholders transferred to the Company an aggregate of 3,600,000 shares of common stock of the Company for cancellation in exchange for an aggregate consideration of $270,000.  This transaction was recorded as a reverse acquisition for accounting purposes where TEI is the accounting acquirer.   The assets and liabilities of Pole Perfect were recorded at a fair value of $0. The Company recorded $447,084 of goodwill which represents the estimated fair value of the consideration exchanged.  In addition, at closing (i) TEI became the Company’s wholly-owned subsidiary, (ii) the Company abandoned all of its previous business plans within the health and fitness industries, including opening and operating dance studios, and (iii) the business of TEI became the Company’s sole business.  Descriptions of its business hereinafter refer to the business of TEI.

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

At June 30, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $4,163,800 since its inception and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Presentation—The financial statements are presented on a consolidated basis and include all of the accounts of Torchlight Energy Resources Inc. and its wholly owned subsidiary, Torchlight Energy, Inc.   All significant intercompany balances and transactions have been eliminated.  It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made and that all adjustments are of a normal recurring nature.

Risks and uncertainties – The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Concentration of risks – The Company’s cash is placed with a highly rated financial institution, and the Company conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business.  At times during the three months ended June 30, 2012, and the twelve months ended December 31, 2011, cash balances were in excess of amounts guaranteed by the Federal Deposit Insurance Corporation.

Fair value of financial instruments – Financial instruments consist of cash, accounts receivable, accounts payable and convertible and non-convertible promissory notes. The estimated fair values of cash, accounts receivable and accounts payable approximate the carrying amount due to the relatively short maturity of these instruments.  The carrying amounts of the convertible and non-convertible promissory notes approximate their fair value giving affect for the term of the note and the effective interest rates.  See note 7.

Accounts Receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company.  Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  As of June 30, 2012 and December 31, 2011 no valuation allowance was considered necessary.

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

Depreciation, depletion and amortization –The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion and amortization (“DD&A”), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less costs excluded from amortization.  The depreciable base of oil and natural gas properties is amortized on a unit-of-production method.   During the three months ended June 30, 2012 and the twelve months ended December 31, 2011, the investment in oil and gas properties included only unevaluated oil and gas properties and other costs excluded from amortization; therefore, no depreciation, depletion or amortization has been recognized.

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs.  Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties.  If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A.  The ceiling test calculation uses a commodity price assumption which is based on the un-weighed arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs.  The Company did not recognize impairment on its oil and gas properties during the three months ended June 30, 2012 nor the twelve months ended December 31, 2011.  Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur.

Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions.  The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future,  or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place.  Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.  As of June 30, 2012 and December 31, 2011, the Company did not have any proved oil or gas reserves.

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

Gains and losses on the sale of oil and gas properties are generally reflected in income.  Sales of less than 100% of the Company’s interest in the oil and gas property are treated as a reduction of the capital cost of the field, with no gain or loss recognized, as long as doing so does not significantly affect the unit-of-production depletion rate.  Costs of retired equipment, net of salvage value, are usually charged to accumulated depreciation.  During the three months ended June 30, 2012 and the twelve months ended December 31, 2011, there were no gains or losses recognized from the sale of oil and gas properties.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist.

Goodwill was $447,084 as of June 30, 2012 and December 31, 2011 and was acquired on November 23, 2010 in connection with the Company’s reverse acquisition (Note 1).

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

Recent accounting pronouncements – In September 2011, the FASB issued guidance that amends and simplifies the rules related to testing goodwill for impairment.  The revised guidance allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination whether it is more likely than not that the fair value of reporting unit is less than its carrying amount.  The results of this assessment will determine whether it is necessary to perform the currently required two-step impairment test. Under this update, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the two-step goodwill impairment test.  The adoption of this guidance was effective for fiscal years beginning after December 31, 2011 and did not have a material effect on the Company’s consolidated financial statements.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on the Company’s financial position or results from operations.

Subsequent Events – The Company evaluated all subsequent events through August 14, 2012, the date of issuance of the financial statements.

Reclassifications – Certain prior amounts have been reclassified to conform to the current presentation.  The reclassifications had no impact on total assets or the net loss.

4.

RELATED PARTY TRANSACTIONS

On January 24, 2012, the Company entered into an employment agreement with a related party, John A. Brda, the Company’s President.  In exchange for $240,000 per year and other mutual covenants and agreements, the related party agrees to supply management and executive services.  The Company recognized payments due the related party of $60,000 and $120,000 for the three months and six months ended June 30, 2012, respectively

In February and March of 2012, the Company issued three non-interest bearing promissory notes totaling $59,000 to Thomas Lapinski, the Chief Executive Officer of the Company, for cash received.  The notes are due upon demand.

In exchange for management services provided to the Company, Opal Marketing & Consulting, Inc. (“Opal”) charges the Company a management fee of $240,000 per year.  The Company’s Chief Executive Officer, Thomas Lapinski, is the President of Opal.  The Company recognized payments due Opal of $60,000 and $120,000 for the three months and six months ended June 30, 2012, respectively, and $240,000 for the twelve months ended December 31, 2011.

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

5.

COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of June 30, 2012 and December 31, 2011, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

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

On May 24, 2012, the Company issued 350,000 shares of common stock to an outside consultant as consideration for investor and public relation services.

A summary of warrant activity for the period from June 25, 2010 (inception) to June 30, 2012 is presented below:

			Weighted	Weighted
			Average	Average
		Number of	Exercise	Exercise
		Warrants	Price	Price
Outstanding June 25, 2010		-	-	-
Issued	12/28/2010	225,000	$2.50	3.00 years
Issued	01/05/2011	50,000	$2.50	3.00 years
Issued	02/18/2011	30,000	$5.00	2.25 years
Issued	03/08/2011	30,000	$5.00	2.25 years
Issued	03/08/2011	30,000	$5.00	2.25 years
Issued	03/14/2011	25,000	$5.00	2.25 years
Issued	03/15/2011	154,857	$5.00	2.25 years
Issued	04/13/2011	142,850	$5.00	2.50 years
Issued	05/03/2011	40,000	$5.00	2.50 years
Issued	05/09/2011	22,500	$5.00	2.50 years
Issued	06/02/2011	10,000	$5.00	2.50 years
Issued	06/03/2011	9,000	$5.00	2.50 years
Issued	06/07/2011	14,500	$5.00	2.50 years
Issued	06/20/2011	7,142	$5.00	2.50 years
Issued	06/21/2011	7,143	$5.00	2.50 years
Issued	06/22/2011	11,143	$5.00	2.50 years
Issued	06/28/2011	34,500	$5.00	2.50 years
Issued	08/12/2011	113,640	$5.00	2.75 years
Issued	09/23/2011	25,000	$5.00	2.75 years
Issued	10/25/2011	7,143	$5.00	3.00 years
Issued	11/05/2011	7,144	$5.00	3.00 years
Issued	11/14/2011	49,650	$5.00	3.00 years
Issued	12/21/2011	385,000	$5.00	3.00 years
Issued	01/01/2012	247,500	$5.00	3.00 years
Issued	05/18/2012	1,000,000	$1.75	4.00 years
Outstanding June 30, 2012		2,678,712

At June 30, 2012 the Company had reserved 2,678,712 shares for future exercise of warrants.

Warrants issued in relation to the promissory notes issued (see note 9) and the equity Units above were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued are as follows:

Risk-free interest rate	0.42% - 1.16%
Expected volatility of common stock	40.00% - 124.00%
Dividend yield	0.00%
Discount due to lack of marketability	30.00%
Expected life of warrant	2 years- 4 years

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  At June 30, 2012 and December 31, 2011 there were no financial assets or liabilities measured on a recurring or a nonrecurring basis.

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

At June 30, 2012, the Company has a net operating loss carryover of approximately $4,875,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2030, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

9.

 PROMISSORY NOTES

The Company entered into an extension agreement, effective January 1, 2012, with stockholders Sawtooth Properties, LLLP, Black Hills Properties, LLLP and Pine River Ranch, LLC (collectively the “Note Holders”).  Previously on June 24, 2011, the Company issued a total of three 10% Convertible Promissory Notes with an aggregate principal amount of $262,500 to the Note Holders who paid $262,500 in aggregate consideration for the notes.  Each of the notes bears interest at the rate of 10% per annum and was due on December 31, 2011.  Under the terms of the extension agreement, the Note Holders agreed to extend the maturity date of each of the notes to December 31, 2012 in consideration of the following: (i) the pro-rata issuance of a total of 75,000 shares of common stock to the Note Holders, (ii) the continued right to convert any of the outstanding principal and interest of the notes into Units of the Company’s securities at the conversion price of $3.50 per Unit, which Units each consist of two shares of common stock and one three-year warrant to purchase a share of common stock at the price of $5.00 per share, and (iii) upon such conversion set forth in “(ii)” above, the right to receive two additional three-year warrants to purchase a share of common stock at the price of $5.00 per share for each Unit into which outstanding principal and interest is converted.  The convertible notes were recorded net of discount that includes the relative fair value of the warrants amounting to $42,900.  The discount is accreted over the life of the debt using the effective interest method.  Accretion expense was $21,992 for the six months ended June 30, 2012. The initial value of the warrants was calculated using the Black Scholes Option Pricing Model.

On December 21, 2011, the Company issued a 10% promissory note and a warrant to purchase shares of common stock to an accredited investor who paid $385,000 in aggregate consideration for the securities.  The 10%  promissory note bears interest at the rate of 10% per annum, has a principal amount of $385,000 and has a maturity date of September 21, 2012.The warrant is exercisable into 385,000 shares of common stock as of December 20, 2011 at a price of $1.75 per share and expires on December  21, 2015.   The note was collateralized by 1,000,000 shares of pledged securities of a related party.  The convertible note was recorded net of discount that includes the relative fair value of the warrants amounting to $61,600.  The discount is accreted over the life of the debt using the effective interest method.  Accretion expense was $40,768 for the six months ended June 30, 2012 and $2,240 for the 10 days ended December 31, 2011. The initial value of the warrants was calculated using the Black Scholes Option Pricing Model.

On March 26, 2012, the Company issued two Series A 10% Convertible Promissory Notes to Sawtooth Properties, LLLP and Pine River Ranch, LLC for aggregate consideration of $150,000.  The notes are due on September 26, 2012 and bear interest at the rate of 10% per annum.  Each of the notes is convertible on and after the earlier to occur of (i) August 26, 2012, (ii) an un-cured event of default and (iii) the Company’s election to pre-pay the note.  The notes are convertible into shares of common stock at the conversion price of $1.75 per share.  The notes are collateralized with (i) a first lien on the Company’s interest in the Johnson #4 well, (ii) a second lien on the Company’s interest in the John Coulter #1-R well, and (iii) shares of stock pledged by the Company’s President.  In connection with the issuance of the notes, the Company also issued the holders three-year warrants to purchase an aggregate of 150,000 shares of common stock at the exercise price of $1.75 per share, which warrants are not exercisable until August 26, 2012.  Also in connection with the issuance of the notes, the Company entered into allonges that amended the promissory notes it had previously issued Sawtooth Properties, LLLP, Pine River Ranch, LLC and Black Hills Properties, LLLP on June 24, 2011, which notes have subsequently been amended pursuant to an extension agreement effective January 1, 2012.  The allonges give the holders collateral in the Company’s interest in the Johnson #4 well and the John Coulter #1-R well.  The allonges also provide that each holder will not have the right to convert outstanding principal and interest of the note or the right to receive additional warrants to purchase shares of common stock until the earlier to occur of (i) December 1, 2012, (ii) an un-cured event of default and (iii) the Company’s election to pre-pay the note.

In February and March of 2012, the Company issued four non-interest bearing promissory notes totaling $64,000 to two individuals, one of whom is its Chief Executive Officer, for cash received.  The notes are due upon demand.

10.

 ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability for the six months ended June 30, 2012 and the year ended December 31, 2011:

Asset retirement obligation – January 1, 2011	$-
Liabilities incurred	10,828
Accretion expense	541
Asset retirement obligation – December 31, 2011	11,369
Accretion expense	541
Asset retirement obligation – March 31, 2012	$11,910

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is derived from our historical financial statements and the related notes thereto  which are included in this Form 10-Q. The following information and discussion should be read in conjunction with such financial statements and notes. Additionally, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in our operations, development efforts and business environment, and due to other risks and uncertainties relating to our ability to obtain additional capital in the future to fund our planned expansion, the demand for oil and natural gas, and other general economic factors. All forward-looking statements included herein are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

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

In May 2012, we attended a settlement meeting with Mercer Well Services and Bayshore Operating Co. in San Antonio to discuss damages to the Johnson #1 well caused by Mercer.  Although no resolution was reached in previous meetings with Mercer they informed us that they would re-drill the lateral portion of the Johnson #1, at their sole expense, as soon as was practical.  Field operations began in June and the rig was moved in at the end of June.  In August, the well was successfully completed, and we are now in the process of initiating a production test.  We have a 50% working interest in the well.

The Johnson #1 was originally drilled in the Buda Formation but encountered water problems possibly from the fracing of a nearby well by another operator.  To avoid any potential water problems this well is being drilled into the Austin Chalk Formation.  When drilling the Johnson #1 originally oil and gas shows where encountered in the Austin Chalk.

The Johnson #4 is producing 40 to 50 barrels of oil a day.  In February 2012, the Johnson #4 well was treated with acid to stimulate its production.  The well had been testing oil and appeared to be tight.  The acid job went well but we still are testing its capability.  Although the well is producing in economic quantities further stimulation techniques may need to be applied to enhance production.

On January 2012, we entered into a farm-in agreement, titled the “Coulter Limited Partnership Agreement” (the “Coulter Agreement”), with La Sal Energy, LLC (“La Sal”).  La Sal owns a 100% working interest and a 75% net revenue interest in certain oil, gas and mineral leases in Waller County, Texas, upon which the well known as “John Coulter #1-R” is located. Pursuant to the Coulter Agreement, we acquired a 34% working interest and a 34% net revenue interest in La Sal’s interest in the John Coulter #1-R for the purchase price of $350,000.  The #1-R was a replacement well for the #1 which had mechanical problems caused by split casing.

In February 2012 the well was fracture stimulated.  The well is capable of production but the results have been uncertain as we are seeing what is believed to be communication with the original wellbore.  A final test has not been conducted pending cementing off the split casing in the #1 well.  We have however, begun discussions with Devon Energy who is the gas gatherer in the area and we are working on completing the gas contract and the well as soon as practical.

We have a 34% interest in the well and can purchase from production additional interest up to a total of 45%.  Once production is established the net revenue split will be 80% to us and 20% to La Sal until net revenue is an accumulated $437,500. During this period, expenses above the $350,000 initially paid in will be split according to actual percentage interests in the well.  After net revenue is an accumulated $437,500, net revenue will be split according to the actual percentage interests in the well.  The Coulter Agreement provides us with multiple options under which we can acquire additional interests in La Sal’s interest in the well.

On June 22, 2012 we entered into a Settlement Agreement and Release with Fossil Energy pertaining to the Kimball Nebraska exploration program.  Under the terms of the agreement Fossil returned to us $74,571 representing total invoices paid by us for Geo-chemical studies in the exploration area.  We have no further interest in the area.

Historical Results for the Three and Six Months Ended June 30, 2012, Three and Six Months Ended June 30, 2011 and the Period from June 25, 2010 (Inception) to June 30, 2012.

Revenues and Cost of Revenues

We had revenue of $251,412 and, $24,152, consisting entirely of test oil and gas sales during the three months ended June 30, 2012, and the three months ended June 30, 2011, respectively.  The increase in revenue for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is due to increased test oil sales as we ready for production. We recognized cost of revenue of $247,221 and $25,273 during the three months ended June 30, 2012, and the three months ended June 30, 2011 respectively.

For the six months ending June 30, 2012, we had revenue of $275,629 compared to $24,152 of revenue for the six months ended June 30, 2011.  The increase is due to increased test oil and gas sales as we ready for production.  We recognized cost of revenue of $263,745 and $25,273 for the six months ending June 30, 2012 and six months ending June 30, 2011, respectively.

General and Administrative Expenses

Our total operating expenses for the three months ended June 30, 2012, and the three months ended June 30, 2011, were $1,219,738 and $759,669, respectively and consisted entirely of general and administrative expenses. Our general and administrative expenses consisted of accounting and administrative costs, professional consulting fees and other general corporate expenses.  The increase in operating expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is directly related to higher consulting costs and compensation incurred during the current period.

For the six months ended June 30, 2012, operating expenses totaled $1,450, 959, compared to $1,310,098 for the six months ended June 30, 2011.   The increase in operating expenses is directly related to higher consulting costs and compensation incurred during the current period.

Liquidity and Capital Resources

We have been in the exploration stage since inception. As of June 30, 2012, we had a working capital deficit of $1,359,633; current assets of $129,409 consisting of cash, accounts receivable, prepaid expenses and debt issuance costs; total assets of $4,399,194 consisting of current assets, investments in oil and gas properties and goodwill. As of June 30, 2012, we had current liabilities of $1,489,042, consisting of accounts payable, accounts payable to related parties, notes payable and accrued interest. Stockholders’ equity was $2,898,242 as of June 30, 2012.

For the period from inception until June 30, 2012, our cash flow used in operating activities was $932,919.  Cash flow used in operating activities for the six months ending June 30, 2012, was $91,257 compared to $355,084 for the six months ending June 30, 2011. Cash flow used in operating activities during the current period can be attributed to net losses from operations, which consists primarily of general and administrative expenses. We expect to continue to use cash flow in operating activities until such time as we realize a gain on our investments and achieve oil and gas production.

For the period from inception until June 30, 2012, our cash flow used in investing activities was $3,811,873.  Cash flow used in investing activities for the six months ending June 30, 2012 was $640,573 as compared to $1,707,462 for the six months ending June 30, 2011.   Cash flow used in the current period consists primarily of additional oil and gas investments in the Johnson and Coulter wells.

For the period from inception until June 30, 2012, our cash flow provided by financing activities was $4,745,243. Cash flow provided by financing activities for the six months ending June 30, 2012 was $214,000 as compared to $2,002,723 for the six months ending June 30, 2011.  Cash flow provided by financing activities in the current period consists of promissory notes from related parties. We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to build on our investments.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such we will require additional debt or equity financing. We had no commitments or arrangements for this financing at June 30, 2012 though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

We do not expect to pay cash dividends in the foreseeable future.

Commitments and Contingencies

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of June 30, 2012 and December 31, 2011, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

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

On December 31, 2010 the company executed an agreement with Bayshore for an extension of its drilling obligation deadline from January 6, 2011 to April 15, 2011.  As a condition for the extension the company paid to Bayshore $50,000, on January 6, 2011 and issued 25,000 shares of the company’s stock in January 2011.  Additionally, a $25,000 cash payment was made concurrent with the approval of the Authority for Expenditure (AFE) for the Johnson #4 well.  As additional consideration Bayshore is no longer obligated to pay its proportionate share of completion costs on the second vertical well.

The Johnson #1-BH encountered good shows and a completion was attempted.  The well however produced large volumes of water, some introduced by Bayshore during drilling and some from another source, either a deeper formation or from a nearby well.  In July 2011 a workover crew was brought in to service the well, replace a broken rod and re-work the downhole pump.  On July 27, 2011 the crew dropped two joints of pipe in the hole and on July 28 another six joints.  The well was damaged sufficiently to be shut-in.  To resolve this matter, the service company, Mercer Well Services, agreed to re-drill the lateral portion of the Johnson #1 (see “Results of Operation” above).

The Johnson #4, the first vertical well, began drilling operations on July 2011.  The well encountered several pay zones and an attempt to complete in the Buda Formation was made.  The well has experienced several mechanical problems which had delayed its completion.  Following correcting the mechanical problems the well acted as if the Buda was tight and a subsequent acid job was done in February 2012 to stimulate the well (see “Results of Operation” above).

In late August 2011, TEI entered into discussions with Hockley Energy on a farm-in to TEI’s position in Marcelina Creek and nearby acreage in the Stockdale, Texas area.  After numerous meetings a Letter of Intent was executed in October 2011 which included the terms of Hockley’s farm-in to TEI’s position.  On November 4, 2011, TEI and Hockley Energy executed two farm-in agreements, one for Marcelina Creek and one for the East Stockdale acreage.  Under the terms, Hockley was to fund a deposit of $1.5 million by November 6, 2011.  To date no funds have been deposited, and we have filed a lawsuit against Hockley Energy alleging breach of contract, fraudulent inducement and promissory estoppel.

On September 27, 2011, we entered into an agreement with Wexco to acquire leases in Wilson County, Texas.  Under the terms of the agreement, we provided Wexco’s attorney 1,672,375 shares of our common stock to hold in escrow to secure the option to acquire the leases.  Our financial partner, Hockley Oil and Gas, failed to fund, and we have requested that the shares be returned to us.  At this time we are awaiting receipt of the shares.

In November 2011, we entered into discussions and an evaluation of a possible farm-in to La Sal Oil & Gas on a prospect in Waller County, Texas.  A subsequent farm-in agreement was reached and executed in January 2012 (see “Results of Operation” above).

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for our next fiscal year.

At June 30, 2012, we had not yet achieved profitable operations, had accumulated losses of $4,163,800 since inception and expect to incur further losses in the development of our business, which casts substantial doubt about our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management’s plan to address our ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2012.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

Our principal executive officer and principal financial officer have also indicated that, upon evaluation, there were no changes in our internal control over financial reporting or other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 16, 2012, we filed a lawsuit against Hockley Energy, Inc. and Frank O. Snortheim in the District Court of Harris County, Texas.  The lawsuit is in connection with farmout agreements we entered into with Hockley Energy in November 2011 for the Marcelina Creek prospect and the East Stockdale prospect.  We allege that Hockley Energy did not perform its obligations under the agreements, which obligations included providing the agreed upon funding, and we seek damages against both Hockley Energy and Mr. Snortheim (who is a shareholder of Hockley Energy) for breach of contract, fraudulent inducement and promissory estoppel.  Each defendant has answered our original petition with a general denial.  We have also had discussions with the defendants regarding resolving this matter out of court, but we have not reached an agreement to date.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2012, we issued 1,000,000 warrants to an outside consultant as consideration for investor relations services.  The warrants are immediately exercisable at an exercise price of $1.75 per share for a term of four years.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a single offeree; (iii) there was no public solicitation; (iv) the investment intent of the offeree; and (v) the restriction on transferability of the securities issued.

In May 2012, we issued 350,000 shares of common stock to an outside consultant as consideration for investor relations services.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a single offeree; (iii) there was no public solicitation; (iv) the investment intent of the offeree; and (v) the restriction on transferability of the securities issued.

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

Torchlight Energy Resources, Inc.

Date: August 14, 2012	/s/ Thomas Lapinski
By: Thomas Lapinski
Chief Executive Officer and Principal Financial Officer

16