Form 10-Q/A
period 2012-06-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2012-09-06
CIK 1431959

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to Torchlight Energy Resources, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

Torchlight Energy Resources, Inc.

Date: September 6, 2012	/s/ Thomas Lapinski
By: Thomas Lapinski
Chief Executive Officer and Principal Financial Officer