Form 10-Q
period 2012-09-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2012-11-19
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

  X  .  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2012.

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

As of November 19, 2012, there were 13,564,815 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3

Item 1.	Consolidated Financial Statements	3

	Consolidated Condensed Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	3

	Consolidated Condensed Statements of Operations for the three month periods ended September 30, 2012 and 2011 (Unaudited), for the nine month periods ended September 30, 2012 and 2011 (Unaudited) and for the period from June 25, 2010 (Inception) to September 30, 2012 (Unaudited)	4

	Consolidated Condensed Statements of Cash Flows for the nine month periods ended September 30, 2012 and September 30, 2011 (Unaudited) and for the period from June 25, 2010 (Inception) to September 30, 2012 (Unaudited)	5

	Notes to Consolidated Condensed Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	17

	Signatures	18

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$1,022	$518,281
Accounts receivable	150,037	17,274
Debt issuance cost, net of amortization of $50,794 at September 30, 2012	16,932	-
Prepaid costs	20,524	16,267
Total current assets	188,515	551,822

Property and equipment:
Investment in oil and gas properties - evaluated	3,018,015	-
Investment in oil and gas properties - unevaluated	682,954	3,182,128
Accumulated depreciation, depletion and amortization	(88,463)	-
Net property and equipment	3,612,506	3,182,128

Goodwill	447,084	447,084

TOTAL ASSETS	$4,248,105	$4,181,034

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$300,304	$45,011
Related party payable	540,000	258,750
Convertible promissory notes	412,500	262,500
Promissory notes, net of discount of $59,360 at December 31, 2011	390,000	325,640
Promissory notes, related Party	59,000	-
Interest payable	70,982	14,608
Total current liabilities	1,772,786	906,509

Asset retirement obligation	12,181	11,369

Commitments and contingencies	-	-

Stockholders equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 70,000,000 shares authorized; 13,564,815 issued and outstanding at September 30, 2012 14,664,815 issued and outstanding at December 31, 2011	13,914	5,177
Additional paid-in capital	7,088,127	5,871,473
Accumulated deficit	(4,638,903)	(2,613,494)
Total stockholders' equity	2,463,138	3,263,156

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,248,105	$4,181,034

The accompanying notes are an integral part of these financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
					JUNE 25, 2010
	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS	(Inception)
	ENDED	ENDED	ENDED	ENDED	TO
	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011	SEPTEMBER 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Oil and gas sales	$274,896	$-	$550,525	$24,152	$574,677

Cost of revenue	142,189	-	405,934	25,273	431,207

Gross income (loss)	132,707	-	144,591	(1,121)	143,470

Operating expenses:
General and administrative expenses	457,031	182,777	1,907,990	1,492,875	4,425,951
Depreciation, depletion and amortization	88,463	-	88,463	-	88,463
Total operating expenses	545,494	182,777	1,996,453	1,492,875	4,514,414

Other income (expense)
Interest income	6	43	18	174	204
Interest expense	(62,322)	(6,616)	(173,565)	(84,582)	(268,163)
Total other income (expense)	(62,316)	(6,573)	(173,547)	(84,408)	(267,959)

Net loss before taxes	475,103	189,350	2,025,409	1,578,404	4,638,903

Provision for income taxes	-	-	-	-	-

Net loss	$475,103	$189,350	$2,025,409	$1,578,404	$4,638,903

Loss per share:
Basic and Diluted	$(0.034)	$(0.013)	$(0.138)	$(0.115)	$(0.328)
Weighted average shares outstanding:
Basic and Diluted	14,156,119	14,280,791	14,659,614	13,691,291	14,136,120

The accompanying notes are an integral part of these financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

			JUNE 25, 2010
	NINE MONTHS	NINE MONTHS	(Inception)
	ENDED	ENDED	TO
	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011	SEPTEMBER 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(2,025,409)	$(1,578,404)	$(4,638,903)
Adjustments to reconcile net loss to net cash from operating activities:

Non-cash compensation	1,310,974	1,040,973	2,739,947
Accretion of promissory note discount	155,229	65,250	222,719
Depreciation, amortization and accretion	89,275	-	89,816
Change in:
Accounts receivable	(132,763)	(17,274)	(150,037)
Prepaid costs	(4,257)	(21,264)	(20,524)
Accounts payable	195,298	(104,253)	240,309
Related party payable	281,250	-	540,000
Interest payable	56,374	6,832	70,982
Net cash used in operating activities	(74,029)	(608,140)	(905,691)

Cash Flows From Investing Activities
Investment in oil and gas properties	(657,230)	(2,082,316)	(3,828,530)

Cash Flows From Financing Activities
Issuance of promissory notes	214,000	262,500	1,111,500
Payment of promissory note	-	(250,000)	(250,000)
Shares issued for private placement	-	2,440,462	4,143,743
Cancellation of common shares	-	-	(270,000)
Net cash provided by financing activities	214,000	2,452,962	4,735,243

Net change in cash	(517,259)	(237,494)	1,022

Cash - beginning of period	518,281	278,191	-

Cash - end of period	$1,022	$40,697	$1,022

Supplemental disclosure of cash flow information:
Non cash transactions:
Stock issued in conjunction with renewal of promissory notes	$67,725	$-	$67,725
Recapitalization on reverse merger	$-	$-	$447,084
Discount on warrants issued in conjunction with convertible note	$45,076	$-	$140,676
Asset retirement obligation	$-	$-	$10,828
Retirement of common stock	$1,600	$-	$1,600
Interest paid	$-	$-	$12,501

The accompanying notes are an integral part of these financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

1.

NATURE OF BUSINESS

Torchlight Energy, Inc. (“TEI”) was formed in the state of Nevada on June 25, 2010. TEI’s operations commenced with initial funding on July 8, 2010.  TEI is an Exploration Stage energy company engaged in the acquisition, exploration, exploitation and/or development of oil and natural gas properties in the United States.

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

In an Exploration Stage company, management devotes most of its activities to establishing a new business, including raising capital to acquire interests in oil and gas properties. Planned principal activities have not yet produced significant revenues, and the Company has incurred operating losses as is normal in Exploration Stage companies.

The Company is engaged in the acquisition, exploration, development and producing of oil and gas properties.  The Company is primarily pursuing programs that have a short payback time, a high internal rate of return and proven and bookable reserves.  The Company’s success will depend in large part on its ability to obtain and develop oil and gas interests within the United States.

2.

GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

At September 30, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $4,638,903 since its inception, of which $905,691 resulted in net cash used in operating activities since inception and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration of risks – The Company’s cash is placed with a highly rated financial institution, and the Company conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business.  At times during the periods covered by these financial statements, cash balances have been in excess of amounts guaranteed by the Federal Deposit Insurance Corporation.

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

Accounts Receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company.  Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  As of September 30, 2012 and December 31, 2011, no valuation allowance was considered necessary.

Investment in oil and gas properties – The Company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (“SEC”). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as oil and gas properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

Oil and gas properties include costs that are excluded from costs being depleted or amortized.  Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploratory drilling costs pending evaluation.  The Company allocates a portion of its acquisition costs to unevaluated properties based on relative value.  Costs are transferred to the full cost pool as these properties are evaluated.

Depreciation, depletion and amortization –The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion and amortization (“DD&A”), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less costs excluded from amortization.  The depreciable base of oil and natural gas properties is amortized on a unit-of-production method.   Prior to the quarter ended September 30, 2012, the investment in oil and gas properties included only unevaluated oil and gas properties and other costs excluded from amortization; therefore, no depreciation, depletion or amortization was recognized.  During the quarter ended September 30, 2012, cumulative costs totaling $3,018,015 representing substantially all of the costs of associated with the Marcelina Creek Field, were transferred from unevaluated to evaluated costs and DD&A of $88,463 was recorded on these costs.

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs.  Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties.  If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A.  The ceiling test calculation uses a commodity price assumption which is based on the un-weighed arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs.  The Company has not yet obtained an independent evaluation of the quantities and values of its oil and gas reserves, but based on its internal estimates does not believe that it had an  impairment of its oil and gas properties as of September 30, 2012 or for any prior periods.  Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur.

Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions.  Independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place.  Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.  As of September 30, 2012 , the Company did not have an independent estimate of  proved oil or gas reserves.

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

Gains and losses on the sale of oil and gas properties are generally reflected in income.  Sales of less than 100% of the Company’s interest in the oil and gas property are treated as a reduction of the capital cost of the field, with no gain or loss recognized, as long as doing so does not significantly affect the unit-of-production depletion rate.  Costs of retired equipment, net of salvage value, are usually charged to accumulated depreciation.  There were no gains or losses recognized from the sale of oil and gas properties during any of the periods covered by this report.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist.

Goodwill was $447,084 as of September 30, 2012 and December 31, 2011 and was acquired on November 23, 2010 in connection with the Company’s reverse acquisition (Note 1).

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

Subsequent Events – The Company evaluated subsequent events through November 19, 2012, the date of issuance of the financial statements, for potential disclosure and believes it has disclosed all material subsequent events.

Reclassifications – Certain prior amounts have been reclassified to conform to the current presentation.  The reclassifications had no impact on total assets or the net loss.

4.

RELATED PARTY TRANSACTIONS

On January 24, 2012, the Company entered into an employment agreement with John A. Brda, the Company’s President.  In exchange for $240,000 per year and other mutual covenants and agreements, Mr. Brda agrees to provide management and executive services.  The Company recorded expenses due under the agreement of $60,000 and $180,000 for the three month and nine month periods ended September 30, 2012, respectively.

In February and March of 2012, the Company issued three non-interest bearing promissory notes totaling $59,000 to Thomas Lapinski, the Chief Executive Officer of the Company, for cash received.  The notes are due upon demand.

In exchange for management services provided to the Company, Opal Marketing & Consulting, Inc. (“Opal”) charges the Company a management fee of $240,000 per year.  The Company’s Chief Executive Officer, Thomas Lapinski, is the President of Opal.  The Company recorded expenses due Opal of $60,000 and $180,000 for the three month and nine month periods ended September 30, 2012, respectively, and $180,000 for the twelve months ended December 31, 2011.

5.

COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of September 30, 2012 and December 31, 2011, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

6.

STOCKHOLDERS’ EQUITY

The Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series, to fix the number of shares constituting any such series, and to fix the rights and preferences of the shares constituting any series, without any further vote or action by the stockholders. There are no issued and outstanding shares of preferred stock.  There are no agreements or understandings for the issuance of preferred stock, and the Board of Directors has no present intention to issue preferred stock.

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

In February, 2012, the Company issued 25,000 restricted shares of common stock each to Wayne Turner and Ken Danneberg as consideration for serving on the board of Directors in 2011.

On May 24, 2012, the Company issued 350,000 restricted shares of common stock to an outside consultant as consideration for investor and public relation services.

In July, 2012, the Company issued 25,000 restricted shares of common stock to an outside consultant as consideration for investor relations services.

On August 3, 2012, the Company’s Chief Executive Officer contributed 1,600,000 shares of common stock back to the Company, which shares were subsequently retired.

A summary of warrant activity for the period from June 25, 2010 (inception) to September 30, 2012 is presented below:

				Remaining
		Number of	Exercise	Exercise
		Warrants	Price	Price
Outstanding June 25, 2010		-	-	-
Issued	12/28/2010	225,000	$2.50	2.50 years
Issued	01/05/2011	50,000	$2.50	2.50 years
Issued	02/18/2011	30,000	$5.00	1.50 years
Issued	03/08/2011	30,000	$5.00	1.50 years
Issued	03/08/2011	30,000	$5.00	1.50 years
Issued	03/14/2011	25,000	$5.00	1.50 years
Issued	03/15/2011	154,857	$5.00	1.50 years
Issued	04/13/2011	142,850	$5.00	1.50 years
Issued	05/03/2011	40,000	$5.00	1.75 years
Issued	05/09/2011	22,500	$5.00	1.75 years
Issued	06/02/2011	10,000	$5.00	1.75 years
Issued	06/03/2011	9,000	$5.00	1.75 years
Issued	06/07/2011	14,500	$5.00	1.75 years
Issued	06/20/2011	7,142	$5.00	1.75 years
Issued	06/21/2011	7,143	$5.00	1.75 years
Issued	06/22/2011	11,143	$5.00	1.75 years
Issued	06/28/2011	34,500	$5.00	1.75 years
Issued	08/12/2011	113,640	$5.00	2.00 years
Issued	09/23/2011	25,000	$5.00	2.00 years
Issued	10/25/2011	7,143	$5.00	2.25 years
Issued	11/05/2011	7,144	$5.00	2.25 years
Issued	11/14/2011	49,650	$5.00	2.25 years
Issued	12/21/2011	385,000	$1.75	3.25 years
Issued	01/01/2012	262,500	$5.00	3.00 years
Issued	03/26/2012	150,000	$1.75	2.50 years
Issued	05/18/2012	1,000,000	$1.75	3.75 years
Outstanding September 30, 2012		2,843,712

At September 30, 2012 the Company had reserved 2,843,712 shares for future exercise of warrants.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  At September 30, 2012 and December 31, 2011 there were no financial assets or liabilities measured at fair value on a recurring basis.

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

At September 30, 2012, the Company has a net operating loss carryover of approximately $5,189,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2030, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

9.

 PROMISSORY NOTES

The Company entered into an extension agreement, effective January 1, 2012, with stockholders Sawtooth Properties, LLLP, Black Hills Properties, LLLP and Pine River Ranch, LLC (collectively the “Note Holders”).  Previously on June 24, 2011, the Company issued a total of three 10% Convertible Promissory Notes with an aggregate principal amount of $262,500 to the Note Holders who paid $262,500 in aggregate consideration for the notes.  Each of the notes bears interest at the rate of 10% per annum and was due on December 31, 2011.  Under the terms of the extension agreement, the Note Holders agreed to extend the maturity date of each of the notes to December 31, 2012 in consideration of the following: (i) the pro-rata issuance of a total of 75,000 shares of common stock to the Note Holders, (ii) the continued right to convert any of the outstanding principal and interest of the notes into Units of the Company’s securities at the conversion price of $3.50 per Unit, which Units each consist of two shares of common stock and one three-year warrant to purchase a share of common stock at the price of $5.00 per share, and (iii) upon such conversion set forth in “(ii)” above, the right to receive two additional three-year warrants to purchase a share of common stock at the price of $5.00 per share for each Unit into which outstanding principal and interest is converted.  The 75,000 shares of common stock were valued at $67,725, which was recorded as debt issuance costs and is being amortized over the one-year term of the extension agreement.    In November 2012, the note holders agreed to extend the maturity dates of these notes to June 30, 2013.  In connection with the extension, the Company issued the holders three-year warrants to purchase an aggregate of 125,000 shares of common stock.

On December 21, 2011, the Company issued a 10% promissory note and a warrant to purchase shares of common stock to an accredited investor who paid $385,000 in aggregate consideration for the securities.  The 10% promissory note bears interest at the rate of 10% per annum, has a principal amount of $385,000 and has a maturity date of September 21, 2012.  The warrant is exercisable into 385,000 shares of common stock at a price of $1.75 per share and expires on December 21, 2015.   The note was collateralized by 1,000,000 shares of pledged securities of a related party.  The note was recorded net of discount that includes the relative fair value of the warrants amounting to $61,600.  The discount is accreted over the life of the debt using the effective interest method.  Accretion expense was $59,360 for the nine months ended September 30, 2012 and $2,240 for the 10 days ended December 31, 2011. The initial value of the warrants was calculated using the Black Scholes Option Pricing Model.  In November 2012, the note holders agreed to extend the maturity date of this note to the sooner of December 31, 2012 or such time as the Company receives not less than $750,000 from any third party financing (whether equity or debt financing) or bank debt.  Pursuant to the extension, the note’s interest rate increased to 18% per annum as of September 21, 2012.

On March 26, 2012, the Company issued two Series A 10% Convertible Promissory Notes to Sawtooth Properties, LLLP and Pine River Ranch, LLC for aggregate consideration of $150,000.  The notes were due on September 26, 2012 (subsequently extended to June 30, 2013) and bear interest at the rate of 10% per annum.  Each of the notes is convertible on and after the earlier to occur of (i) August 26, 2012, (ii) an un-cured event of default and (iii) the Company’s election to pre-pay the note.  The notes are convertible into shares of common stock at the conversion price of $1.75 per share.  The notes are collateralized with (i) a first lien on the Company’s interest in the Johnson #4 well, (ii) a second lien on the Company’s interest in the John Coulter #1-R well, and (iii) shares of stock pledged by the Company’s President.  In connection with the issuance of the notes, the Company also issued the holders three-year warrants to purchase an aggregate of 150,000 shares of common stock at the exercise price of $1.75 per share, which warrants are not exercisable until August 26, 2012.  The convertible notes were recorded net of discount that includes the relative fair value of the warrants amounting to $42,900.  The discount is accreted over the life of the debt using the effective interest method.  Accretion expense was $42,900 for the nine months ended September 30, 2012. The initial value of the warrants was calculated using the Black Scholes Option Pricing Model.  Also in connection with the issuance of the notes, the Company entered into allonges that amended the promissory notes it had previously issued Sawtooth Properties, LLLP, Pine River Ranch, LLC and Black Hills Properties, LLLP on June 24, 2011, which notes have subsequently been amended pursuant to an extension agreement effective January 1, 2012.  The allonges give the holders collateral in the Company’s interest in the Johnson #4 well and the John Coulter #1-R well.  The allonges also provide that each holder will not have the right to convert outstanding principal and interest of the note or the right to receive additional warrants to purchase shares of common stock until the earlier to occur of (i) December 1, 2012, (ii) an un-cured event of default and (iii) the Company’s election to pre-pay the note.  In November 2012, the note holders agreed to extend the maturity dates of these notes to June 30, 2013.  In connection with the extension, the Company issued the holders three-year warrants to purchase an aggregate of 80,000 shares of common stock.

In February and March of 2012, the Company issued three non-interest bearing promissory notes totaling $59,000 to its Chief Executive Officer and one note for $5,000 to an individual, for cash received.  The notes are due upon demand.

10.

 ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability for the nine months ended September 30, 2012 and the year ended December 31, 2011:

Asset retirement obligation – January 1, 2011	$-
Liabilities incurred	10,828
Accretion expense	541
Asset retirement obligation – December 31, 2011	11,369
Accretion expense	812
Asset retirement obligation – September 30, 2012	$12,181

11. SUBSEQUENT EVENTS

On November 8, 2012, the Company entered into allonges with the holders of $412,500 of convertible promissory notes which provide for an extension of the original maturity date of all such notes to June 30, 2013.  In connection with these allonges, the Company issued warrants to purchase 205,000 shares common stock at a price of $1.75 per share with an expiration date of November 8, 2015.  See “Note 9” for additional information.

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

In May 2012, we attended a settlement meeting with Mercer Well Services (“Mercer”) and Bayshore Operating Co. to discuss damages to the Johnson #1 well which the Company believes were caused by Mercer.  At this meeting Mercer informed us that they would re-drill the lateral portion of the Johnson #1, at their sole expense, as soon as was practical.  Field operations began in June and the rig was moved in at the end of June.  In July and August, the Johnson 1-BH well was successfully drilled and completed by Mercer.  We completed the well for an initial rate of 419 barrels of oil per day (BOPD) in the Austin Chalk Formation and later tested 196 BOPD on an extended 30 day test.   We have a 50% working interest in the well.

The Johnson #1 was originally drilled in the Buda Formation but encountered water problems possibly from the fracing of a nearby well by another operator.  To avoid any potential water problems this well was completed in the Austin Chalk Formation which had excellent shows in the original well.

The Johnson #4 is producing 25 to 30 barrels of oil a day.  In February 2012, the Johnson #4 well was treated with acid to stimulate its production.  The acid job went well and although the well is producing in economic quantities, further stimulation techniques may need to be applied to enhance production.  Torchlight has a 75% interest in the well.

In January 2012, we entered into a farm-in agreement, titled the “Coulter Limited Partnership Agreement” (the “Coulter Agreement”), with La Sal Energy, LLC (“La Sal”).  La Sal owns a 100% working interest and a 75% net revenue interest in certain oil, gas and mineral leases in Waller County, Texas, upon which the well known as “John Coulter #1-R” is located. Pursuant to the Coulter Agreement, we originally acquired a 34% working interest and a 25.5% net revenue interest in La Sal’s interest in the John Coulter #1-R for the purchase price of $350,000.  The #1-R was a replacement well for the #1 which had mechanical problems caused by split casing.  In February 2012 the well was fracture stimulated.  The well is capable of production but the results have been uncertain as we are seeing what is believed to be communication with the original wellbore. We have since cemented off the split casing in the #1-R well and are in final test to determine productivity.   Discussions have already begun with the gas gatherer in the area, and we are working on completing the gas contract and the well as soon as practical.  We originally had a 34% interest in the well and the option to purchase additional interest up to a total of 45%.  We exercised the first option and purchased an additional 6% for $50,000.  An additional 5% can be purchased for $50,000 out of production.    Once production is established the net revenue split will be 80% to us and 20% to La Sal until net revenue is an accumulated $437,500. During this period, expenses above the $350,000 initially paid in will be split according to actual percentage interests in the well.  After net revenue is an accumulated $437,500, net revenue will be split according to the actual percentage interests in the well.  The Coulter Agreement provided us with multiple options under which we can acquire additional interests in La Sal’s interest in the well.

Historical Results for the Three and Nine Months Ended September 30, 2012, Three and Nine Months Ended September 30, 2011 and the Period from June 25, 2010 (Inception) to September 30, 2012.

Revenues and Cost of Revenues

We had revenues of $274,896 for the three months ended September 30, 2012, and no revenues in the three months ended September 30, 2011, respectively.  During the quarter ended September 30, 2012, the Johnson #1-BH began production at a sustained rate of over 100 barrels of oil per day, which accounts for the significant increase in revenues for the quarter.  Our net volumes for the third quarter of 2012 were 2,848 barrels at an average price of $95.52 per barrel.  We recognized cost of revenue of $142,189 during the three months ended September 30, 2012.

For the nine months ended September 30, 2012, we had revenue of $550,525 compared to $24,152 of revenue for the nine months ended September 30, 2011.  The increase is due to increasing production rates from the two Johnson wells in the Marcelina Creek Field.  We recognized cost of revenue of $405,934 and $25,273 for the nine months ended September 30, 2012 and 2011, respectively.

We recorded depreciation, depletion and amortization of $88,463 for the three-month and nine-month periods ended September 30, 2012 as the Johnson wells in the Marcelina Creek Field began commercial production during this period.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2012 and 2011 were $457,031 and $182,777, respectively. Our general and administrative expenses consisted of compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees and other general corporate expenses.  The increase in general and administrative expenses for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 is primarily related to higher consulting costs and compensation incurred during the current period.

For the nine months ended September 30, 2012, our general and administrative expenses totaled $1,907,990, compared to $1,492,875 for the nine months ended September 30, 2011.   The increase in general and administrative expenses is primarily related to higher consulting costs and compensation incurred during the current period.  Non-cash compensation, consisting of stock-based compensation and other non-cash compensation, totaled $1,310,974 for the nine months ended September 30, 2012 and $1,040,973 for the nine months ended September 30, 2011.  This is the largest component of general and administrative expenses for these periods.

Liquidity and Capital Resources

We have been in the exploration stage since inception. As of September 30, 2012, we had a working capital deficit of $1,584,271; current assets of $188,515 consisting of cash, accounts receivable, prepaid expenses and debt issuance costs; total assets of $4,248,105 consisting of current assets, investments in oil and gas properties and goodwill. As of September 30, 2012, we had current liabilities of $1,772,786, consisting of accounts payable, accounts payable to related parties, notes payable and accrued interest. Stockholders’ equity was $2,463,138 as of September 30, 2012.

For the period from inception until September 30, 2012, our cash flow used in operating activities was $905,691.  Cash flow used in operating activities for the nine months ended September 30, 2012, was $74,029 compared to $608,140 for the nine months ended September 30, 2011. Cash flow used in operating activities during the current period can be attributed to net losses from operations, which consists primarily of general and administrative expenses. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover these costs.

For the period from inception until September 30, 2012, our cash flow used in investing activities was $3,828,530.  Cash flow used in investing activities for the nine months ended September 30, 2012 was $657,230 compared to $2,082,316 for the nine months ended September 30, 2011.   Cash flow used in investing activities consists primarily of oil and gas investments in the Johnson wells in the Marcelina Creek Field and Coulter project in Waller County.

For the period from inception until September 30, 2012, our cash flow provided by financing activities was $4,735,243. Cash flow provided by financing activities for the nine months ended September 30, 2012 was $214,000 as compared to $2,452,962 for the nine months ended September 30, 2011.  Cash flow provided by financing activities in the current period consists of promissory notes issued for cash. We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such we will require additional debt or equity financing. We had no commitments or arrangements for this financing at September 30, 2012 though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

We do not expect to pay cash dividends in the foreseeable future.

Commitments and Contingencies

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time.  As of September 30, 2012 and December 31, 2011, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

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

The first well, the Johnson #1-BH, was a re-entry and drilled a lateral section of the Buda Formation of approximately 1840 feet in August 2010.  After mutual agreement as to the location, the second well was drilled beginning July 2011. For the second well, TEI paid Bayshore $50,000 at rig move-in and paid $200,000 when the well was completed.  Further, TEI paid 100% of the total drilling and completion costs for a 75% working interest.

The commitment for the first two wells has not been satisfied.

For the third and fourth wells, TEI will pay Bayshore $50,000 at rig move-in and $150,000 when the well is completed or plugged and abandoned, whichever comes first. Further, TEI will pay 100% of the total drilling costs and 75% of the completion costs for a 75% working interest with Bayshore to pay 25% of the completion costs.

On December 31, 2010 the company executed an agreement with Bayshore for an extension of its drilling obligation deadline from January 6, 2011 to April 15, 2011.  As a condition for the extension the company paid to Bayshore $50,000 on January 6, 2011, and we issued 25,000 shares of our stock in January 2011.  Additionally, a $25,000 cash payment was made concurrent with the approval of the Authority for Expenditure (AFE) for the Johnson #4 well.  As additional consideration Bayshore is no longer obligated to pay its proportionate share of completion costs on the second vertical well.

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

At September 30, 2012, we had not yet achieved profitable operations and had accumulated losses of $4,638,903, of which $905,691 resulted in net cash used in operating activities since inception.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management’s plan to address our ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2012.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2012, we issued 25,000 restricted shares of common stock to an outside consultant as consideration for investor relations services.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a single offeree; (iii) there was no public solicitation; (iv) the investment intent of the offeree; and (v) the restriction on transferability of the securities issued.

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

Torchlight Energy Resources, Inc.

Date: November 19, 2012	/s/ Thomas Lapinski
By: Thomas Lapinski
Chief Executive Officer and Principal Financial Officer