Form 10-Q
period 2013-03-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2013-05-15
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2013.

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

As of May 9, 2013, there were 13,779,815 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$1,382,281	$63,252
Accounts receivable	61,916	92,897
Prepaid costs	19,884	8,346
Total current assets	1,464,081	164,495

Investment in oil and gas properties, net	3,543,757	3,461,686
Debt issuance costs, net	710,142	473,785
Goodwill	447,084	447,084

TOTAL ASSETS	$6,165,064	$4,547,050

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$36,232	$89,247
Accrued liabilities	261,820	62,055
Related party payables	773,500	768,648
Notes payable to related party	-	51,000
Interest payable	52,950	10,581
Total current liabilities	1,124,502	981,531

Convertible promissory notes, net of discount of $1,243,527 and $521,864 at March 31, 2013 and December 31, 2012, respectively	1,694,973	580,636
Asset retirement obligation	12,960	12,614

Commitments and contingencies	-	-

Stockholders equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 70,000,000 shares authorized; 13,659,815 issued and outstanding at March 31, 2013 13,564,815 issued and outstanding at December 31, 2012	13,660	13,565
Additional paid-in capital	9,399,459	8,381,001
Accumulated deficit	(6,080,490)	(5,422,297)
Total stockholders' equity	3,332,629	2,972,269

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,165,064	$4,547,050

The accompanying notes are an integral part of these financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	THREE MONTHS	THREE MONTHS	JUNE 25, 2010
	ENDING	ENDING	(Inception) TO
	MARCH 31, 2013	MARCH 31, 2012	MARCH 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Oil and gas sales	$229,204	$24,216	$1,290,603

Cost of revenue	68,000	16,523	593,326

Gross income	161,204	7,693	697,277

Operating expenses:
General and administrative expenses	533,549	231,221	5,482,394
Depreciation, depletion and amortization	116,847	-	668,737
Total operating expenses	650,396	231,221	6,151,131

Other income (expense)
Interest income	-	12	198
Interest expense	(169,001)	(61,645)	(626,834)
Total other income (expense)	(169,001)	(61,633)	(626,636)

Net loss before taxes	658,193	285,161	6,080,490

Provision for income taxes	-	-	-

Net loss	$658,193	$285,161	$6,080,490

Loss per share: Basic and Diluted	$(0.048)	$(0.019)	$(0.429)

Weighted average shares outstanding: Basic and Diluted	13,634,482	14,761,518	14,161,368

The accompanying notes are an integral part of these financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

	THREE MONTHS	THREE MONTHS	JUNE 25, 2010
	ENDING	ENDING	(Inception)TO
	MARCH 31, 2013	MARCH 31, 2012	MARCH 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(658,193)	$(285,161)	$(6,080,490)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	131,005	56,000	2,818,144
Accretion expense	138,194	44,228	520,238
Depreciation, depletion and amortization	116,847	-	668,737
Change in:
Accounts receivable	30,981	(7,693)	(61,916)
Prepaid expenses	(11,538)	(6,961)	(19,884)
Accounts payable and accrued liabilities	146,750	(22,153)	298,052
Accounts payable - related party	4,852	41,250	773,500
Interest payable	42,369	17,417	52,950
Net cash used in operating activities	(58,733)	(163,073)	(1,030,669)

Cash Flows From Investing Activities
Investment in oil and gas properties, net	(198,918)	(524,158)	(4,200,973)

Cash Flows From Financing Activities
Issuance of promissory notes, net	1,627,680	214,000	3,574,180
Payment of promissory notes	(51,000)	-	(844,000)
Shares issued to management	-	-	10,000
Shares issued for private placement	-	-	4,143,743
Cancellation of common shares	-	-	(270,000)
Net cash provided by financing activities	1,576,680	214,000	6,613,923

Net increase in cash	1,319,029	(473,231)	1,382,281

Cash - beginning of period	63,252	518,281	-

Cash - end of period	$1,382,281	$45,050	$1,382,281

Supplemental disclosure of cash flow information:
Non cash transactions:
Recapitalization on reverse merger	$-	$-	$447,084
Common stock issued in connection with promissory notes	$-	$67,725	$67,725
Warrants issued in connection with promissory notes	$294,378	$42,900	$1,212,604
Beneficial conversion feature on promissory notes	$593,170	$-	$983,770
Exchange of promissory notes	$-	$-	$412,500
Retirement of common stock	$-	$-	$1,600
Asset retirement obligation	$-	$-	$11,521
Interest paid	$5,868	$-	$123,857

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

At March 31, 2013, the Company had not yet achieved profitable operations, had accumulated losses of $6,080,490 since its inception and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.

SIGNIFICANT ACCOUNTING POLICIES

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. These interim period unaudited financial statements should be read in conjunction with the audited financial statements and footnotes which are included as part of the Company’s Form 10-K for the year ended December 31, 2012. Accounting principles followed and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below:

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of March 31, 2013 and December 31, 2012 no valuation allowance was considered necessary.

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

Capitalized interest - The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized.  During quarter ended March 31, 2013, the Company capitalized $17,521 of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption which is based on the unweighed arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs. The Company did not recognize impairment on its oil and gas properties during the quarter ended March 31, 2013, nor any prior period. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur.

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

Goodwill was $447,084 as of March 31, 2013 and December 31, 2012, and was acquired on November 23, 2010 in connection with the Company’s reverse acquisition (Note 1).

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

Subsequent events – The Company evaluated subsequent events through May 15, 2013, the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

Reclassifications – Certain amounts from the prior year have been reclassified to conform to the current year presentation. The reclassifications had no impact on total assets or the net loss.

4.

RELATED PARTY PAYABLES

As of March 31, 2013, related party payables consisted of accrued and unpaid compensation to our two executive officers totaling $700,000 and compensation to directors payable in common stock with a total value of $73,500.  The Company has agreed to issue 25,000 common shares to each of its two outside directors for services rendered in 2012.  The Company accrued $73,500 in compensation expense related to the issuance of these shares.  The balance at December 31, 2012 also consisted entirely of accrued compensation and travel expenses due to our executive officers and directors.

As of December 31, 2012, the Company owed one its executive officers $51,000 for cash advanced to the Company during 2012 in the form of non--interest bearing promissory notes.  These notes were repaid during the quarter ended March 31, 2013.

5.

COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of March 31, 2013 and December 31, 2012, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

6.

STOCKHOLDERS’ EQUITY

The Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series, to fix the number of shares constituting any such series, and to fix the rights and preferences of the shares constituting any series, without any further vote or action by the stockholders. As of March 31, 2013 there were no issued and outstanding shares of preferred stock and there were no agreements or understandings for the issuance of preferred stock.

During the quarter ended March 31, 2013, the Company issued 95,000 shares of common stock as compensation for investor relations services, with a total value of $131,005.  Of this amount, $62,055 had been accrued during the year ended December 31, 2012.

During the quarter ended March 31, 2013, the Company issued 309,029 warrants in connection with financing transactions discussed in Note 9, including 99,200 warrants issued to the placement agent.

A summary of warrants outstanding as of March 31, 2013 by exercise price and year of expiration is presented below:

Exercise		Expiration Date in
Price	2014	2015	2016	2017	2018	Total

$ 1.75	80,000	855,000	1,235,714	-	-	2,170,714
$ 2.00	-	-	334,914	126,000	209,829	670,743
$ 2.50	225,000	50,000	-	-	-	275,000
$ 5.00	771,212	-	-	-	-	771,212
	1,076,212	905,000	1,570,628	126,000	209,829	3,887,669

At March 31, 2013 the Company had reserved 3,887,669 shares for future exercise of warrants.

Warrants issued in relation to the promissory notes issued (see note 9) were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued are as follows:

Risk-free interest rate	0.78%
Expected volatility of common stock	92%
Dividend yield	0.00%
Discount due to lack of marketability	30.00%
Expected life of warrant	3 years - 5 years

7.

CAPITALIZED COSTS

The following table presents the capitalized costs of the Company as of March 31, 2013 and December 31, 2012:

	2013	2012

Evaluated costs subject to amortization	$3,435,918	$3,435,918
Unevaluated costs	776,576	577,658
Total capitalized costs	4,212,494	4,013,576
Less accumulated depreciation, depletion and amortization	(668,737)	(551,890)
Net capitalized costs	$3,543,757	$3,461,686

Unevaluated costs as of March 31, 2013 consisted of $594,187 associated with the Company’s interest in the Coulter #1 well and $182,389 associated with unevaluated leasehold costs in the Marcelina Creek Field.  The Coulter #1 wells is undergoing production and test operations with the goal of removing sufficient water from the wellbore to allow production of natural gas.  The unevaluated costs as of December 31, 2012 consisted entirely of the Company’s interest in the Coulter #1 well.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statement of operation.  The Company has not recorded any interest or penalties associated with unrecognized tax benefits for any periods covered by these financial statements.

As of December 31, 2012, the Company had federal net operating loss carryforwards of approximately $5.8 million available to offset future taxable income, and has incurred additional taxable losses during 2013.  These loss carryforwards will expire in various years through 2031, if not previously utilized. Utilization of these net operating loss carryforwards is dependent, in part, on generating sufficient taxable income prior to the expiration of such loss carryforwards.  In addition, the Company’s ability to utilize its net operating loss carryforwards may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

9.

 PROMISSORY NOTES

On December 18, 2012, the Company exchanged $412,500 of outstanding convertible promissory notes for new 12% Convertible Promissory Notes (12% Notes) described below.  The 12% Notes were issued as part of a larger offering with senior liens on the Company’s oil and gas properties.  In order to induce the holders of the previously outstanding convertible promissory notes to exchange such promissory notes and to relinquish their priority liens on the Company’s oil and gas properties in favor of all 12% Convertible Promissory Note Holders, the Company agreed to grant the note holders a total of 235,714 four year warrants to purchase common stock at $1.75 per share, valued at $240,428, and 235,714 four year warrants to purchase common stock at $2.00 per share, valued at $233,357.  The total of these warrants, $473,785, is reflected as debt issuance costs on the balance sheet as of December 31, 2012, as these costs relate to the larger offering of 12% Convertible Promissory Notes.

On December 18, 2012, the Company issued $690,000 of 12% Notes to new investors.  Together with the conversion described above, there was $1,102,500 of principal amount outstanding as of December 31, 2012.  The 12% Notes are due and payable on March 31, 2015 and provide for conversion into common stock at a price of $1.75 per share and include the issuance of 8,000 warrants for each $70,000 of principal amount purchase.  The warrants carry a five year term and have an exercise price of $2.00 per share.  They were valued at $137,340, which is reflected as a discount on the 12% Notes, to be amortized over the life of the debt under the effective interest method.  Since the conversion price on the 12% Notes was below the market price of the Company’s common stock on the date of issuance, this constitutes a beneficial conversion feature.  The amount is calculated as the difference between the market price of the common stock on the date of closing and the effective conversion price as adjusted by the discount for the warrants issued.  The amount of the beneficial conversion feature was $390,600, and is also reflected as a discount on the 12% Notes.  The fair value of the Convertible Promissory Notes is determined utilizing Level 2 measurements in the fair value hierarchy.

During the quarter ended March 31, 2013, the Company issued an additional $1,836,000 in principal value of 12% Notes.  Such notes carry the same terms as described above.  In connection therewith, the Company also issued a total of 209,829 five-year warrants to purchase common stock at an exercise price of $2.00 per share.  The value of the warrant shares was $214,026 and the amount recorded for the beneficial conversion feature was $593,170.  These amounts were recorded as a discount on the 12% Notes.  In addition, the Company engaged a placement agent to source investors for the majority of these additional notes.  This placement agent was paid a fee of 10% of the principal amount of the notes plus a non-accountable expense reimbursement equal to 2% of the principal raised by the agent.  The placement agent also received 99,200 warrants to purchase common shares at $2.00 per share for a period of three years, valued at $80,352.  All the amounts paid to the placement agent have been included in debt issuance costs and will be amortized into interest expense over the life of the 12% Notes.

The 12% Notes have a first priority lien on all of the assets of the Company.  Additionally, the note agreement requires the Company to set aside and segregate funds on a monthly basis in the amount of 1/24 of the principal amount plus simple interest for two years, beginning in April 2013.  Such funds can be used for repayment of the notes at maturity or pro-rata repurchase of the notes under specified circumstances, as well as the payment of interest.  Scheduled sinking fund requirements related to principal on the 12% Notes are as follows:

For the twelve month periods ended March 31:

2014	$1,469,250
2015	1,469,250
Total	$2,938,500

10.

 ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through March 31, 2013:

Asset retirement obligation – January 1, 2011	$-
Estimated liabilities recorded	10,828
Accretion expense	541
Asset retirement obligation – December 31, 2011	11,369
Adjustment to estimated liability	693
Accretion expense	552
Asset retirement obligation – December 31, 2012	12,614
Adjustment to estimated liability	-
Accretion expense	346
Asset retirement obligation – March 31, 2012	$12,960

11.

SUBSEQUENT EVENTS

Subsequent to March 31, 2013, the Company issued an additional $1.46 million in 12% convertible promissory notes, with the same terms and maturity dates described in Note 9.  The Company may continue to sell additional 12% convertible promissory notes through June 30, 2013.  Substantially all of these notes were sold through a placement agent and carried placement fees and debt issuance costs similar to those described in Note 9.

Subsequent to March 31, 2013, the Company signed an Authority for Expenditure to drill the third well in the Marcelina Creek Field, the Johnson #2.  Total estimated costs of the well, including contingent amounts for unexpected problems that may or may not be encountered in drilling operations, are approximately $3.5 million.

On April 15, 2013, the Company entered into a Purchase and Sale Agreement with Xtreme Oil & Gas, Inc. (“Xtreme”), with an effective date of April 1, 2013, related to Xtreme’s Smokey Hills prospect in Kansas and all of Xtreme’s properties in Oklahoma.  The Company will acquire one-half of Xtreme’s interest in the Smokey Hills prospect and assume Extreme’s obligation to complete the first well drilled on the prospect plus additional costs previously billed to Xtreme by the operator. The Company will also pay for Xtreme’s obligation under its working interest in the prospect to drill the planned second well.

With respect to the Oklahoma properties, the Company will acquire half of Extreme’s working interest and all related equipment in the Lenhart well and will acquire all of Extreme’s interest in the Robinson and Hancock wells. The Company will also acquire 90% of the Overriding Royalty Interest in the Company’s Salt Water Disposal Well and Facility, as defined, but such interest is junior to the interests of investors in the well. The Company will pay 100% of the costs to re-enter the Lenhart well if such operation is undertaken.

The Company paid Extreme $100,000 in connection with the agreement.  At the first closing, upon the execution of documents to effect the transfers and conveyances under the agreement, the Company will be obligated to pay certain costs and liabilities related to the properties up to a maximum amount of approximately $1.35 million.

The agreement also grants the Company the option to acquire for $4,000,000 in Torchlight common stock the balance of Extreme’s interest in the Smokey Hills prospect if the first well drilled reaches 300 barrels of equivalent per day. The Company also has the option to acquire the balance of the working interest in the Lenhart prospect for $1,000,000 in Torchlight common stock should that well reach 50 barrels of oil equivalent production per day. Both production goals must reach the level of defined production within 30 days of completion.  If either of these options is exercised, the common stock of Torchlight will be valued at the average closing bid price over the preceding twenty trading days as quoted by Bloomberg.

In connection with the transaction, the Chief Executive Officer of Extreme, Mr. Willard G. McAndrew, III will act as a consultant to Torchlight, though Mr. McAndrew will remain the Chief Executive Officer and an employee of Extreme.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements included herewith and our audited financial statements for the year ended December 31, 2012, included in Form 10-K.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment by our management.

We had no active operations prior to the inception of TEI on June 25, 2010 and had limited revenues prior to the year ended December 31, 2012.  Due to this fact, results from previous years may not present a relevant comparison to current operations.

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

TEI paid Bayshore an initial $50,000 deposit in July 2010, which amount was credited to the initial $50,000 payment due at the rig move in for the first well, the Johnson #1-BH.  TEI was responsible for 100% of total drilling and completion costs for this re-entry well, in return for a 50% working interest.  In August 2010, drilling on the first well commenced, with the drilling of a lateral section of the Buda Formation of approximately 1840 feet.  The Johnson #1-BH encountered good oil and gas shows and a completion was attempted.  The well, however, produced large volumes of water, some introduced by Bayshore during drilling and some from another source, either a deeper formation or from a nearby well.  In July 2011 a workover crew was brought in to service the well, replace a broken rod and re-work the downhole pump.  On July 27, 2011, the crew dropped two joints of pipe in the hole and on July 28 another six joints.  The well was damaged sufficiently to be “shut-in” (meaning the valves at the wellhead have been closed so that the well stops pumping).  The service company, Mercer Well Services, was notified of the damage and a meeting was to be arranged to settle the claim Bayshore and TEI would file against Mercer.  In May 2012, Mercer informed us that they would re-drill the lateral portion of the Johnson #1, at their sole expense, as soon as was practical.  Field operations began in June and the rig was moved in at the end of June.  In July and August, the Johnson 1-BH well was successfully drilled and completed by Mercer.  The Johnson #1 was originally drilled in the Buda Formation but was completed in the Austin Chalk Formation to avoid water problems.  We completed the well at an initial rate of 419 barrels of oil per day (BOPD) and later tested 196 BOPD on an extended 30 day test.   We have a 50% working interest in the well.  This well averaged gross production of approximately 40 BOPD during the quarter ended March 31,  2013.

On April 15, 2011, TEI exercised its option to continue with the development program in Marcelina Creek by committing to the second well in the program (the first vertical development location well), the Johnson #4 well.  We paid to Bayshore the $50,000 rig move in and paid drilling and completion costs of approximately $1.6 million for a 75% working interest in the well.  We also paid $200,000 when the well was completed pursuant to the contract.  A rig was contracted and moved in to drill the well and drilling operations began in July 2011.  The well encountered several pay zones and an attempt to complete in the Buda Formation was made.  We have encountered several mechanical and pump problems with the well which has delayed completion.  After correcting the mechanical problems, in February 2012 the well was acidized (a technique involving pumping hydrochloric acid into the well under high pressure to reopen and enlarge the pores in the oil-bearing formations), and subsequently we have seen more stabilized flow in the well.  The Johnson #4 is producing 25 to 30 barrels of oil a day.  Although the well is producing in economic quantities, further stimulation techniques may be needed to enhance production.

On December 31, 2010 TEI executed an agreement with Bayshore for an extension of its drilling obligation deadline under the Participation Agreement.  As a condition for the extension we paid to Bayshore $50,000 and issued it 10,000 shares of our common stock.  As additional consideration, Bayshore is no longer obligated to pay its proportionate share of completion costs on the third well (the second vertical well) under the Participation Agreement.  As of December 2012, we have paid Bayshore $50,000 for the rig move in fees for the third obligation well.  We have entered into extension agreements with Bayshore, pursuant to which, by April 17, 2013 we are required to have paid 100% of the drilling, testing and completion costs of the third well.  We are also obligated to pay the equipping or abandoning costs, as the case may be, and thereafter, $200,000 of the acquisition fee for the third well.  Also pursuant to the extension agreements, in February 2013 we agreed to issue a total of 20,000 restricted shares of common stock to Bayshore principals and have paid, in advance, $150,000 as the portion of the leasehold money that becomes due and payable at the completion or plug and abandonment of the third well.  For the third well, we will be responsible for 100% of the total drilling costs and 100% of the completion costs, for a 75% working interest in the well.  Subsequent to March 31, 2013, the Company signed an Authority for Expenditure to drill the third well in the Marcelina Creek Field, the Johnson #2.  Total estimated costs of the well, including contingent amounts for unexpected problems that may or may not be encountered in drilling operations, are approximately $3.5 million.

If we continue with the fourth well contemplated by the Participation Agreement, TEI is obligated to pay Bayshore $50,000 at rig move in and $150,000 when the well is completed or plugged and abandoned.  For the fourth well, we will be responsible for 100% of the total drilling costs and 75% of the completion costs (with Bayshore to pay 25% of the completion costs), for a 75% working interest in the well.  TEI will also receive a 75% working interest on any subsequent wells drilled outside of the Johnson unit, with work to be done, as and when proposed, on a pro rata basis.

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

Pursuant to the Coulter Agreement, we acquired a 34% working interest and a 25.5% net revenue interest from La Sal’s interest in the John Coulter #1-R for the purchase price of $350,000, which was to be applied to 100% of the costs of a fracture stimulation treatment on the well.  Under the agreement, we had options to purchase additional working interests up to a total of 45%.  We exercised the first option and purchased an additional 6% for $50,000, bringing our working interest to 40% and our net revenue interest to 30%.  Our option to purchase an additional 5% working interest can be exercised by the payment of $50,000 within 30 days of first commercial production from the well.  If commercial production is established, the net revenue split will be 80% to us and 20% to La Sal until net revenue totals $437,500, after which the net revenue will be split according to the interests in the well.  Expenses above the initial $350,000 will be split according to the working interests in the well.  Our total investment in the project, including fracture stimulation, subsequent testing, purchase of additional interests and capitalized interest, amounted to $594,187 as of March 31, 2013.

The Coulter #1-R was a replacement well drilled by La Sal for the Coulter #1 which had mechanical problems caused by split casing.  In February 2012 the well was fracture stimulated.  The results were encouraging and the well appears to be capable of commercial gas production.  However, the well is still recovering fluid and has not yet been hooked up to a nearby pipeline for production.  The source of the fluid has not been conclusively determined.  It may be recovery of drilling and/or fracture stimulation fluid or may be entering the wellbore from one or more downhole formations or an adjacent wellbore in the field.  We are continuing to flow fluid from the well and the well is periodically shut–in for pressure build up tests.  We have cemented off the split casing in the Coulter #1 well and are conducting tests to determine productivity.   Discussions have already begun with the gas gatherer in the area, and we are working on completing the gas contract and the well.

Historical Results for the Three Months Ended March 31, 2013 and 2012.

Revenues and Cost of Revenues

For the three months ended March 31, 2013, we had revenue of $229,204 compared to $24,216 of revenue for the three months ended March 31, 2012.  During the latter half of 2012, the Johnson #1-BH began production at an initial sustained rate of over 100 barrels of oil per day (36.6 barrels per day net to us), which accounts for the significant increase in revenues for the year.  Our net volumes for 2013 were 2,255 barrels at an average price of $101.62 per barrel. Our cost of revenue, consisting of lease operating expenses and production taxes, was $68,000 ($30.16 per barrel) and $16,253 for the three months ended March 31, 2013 and 2012, respectively.

We recorded depreciation, depletion and amortization expense of $116,847 ($51.82 per barrel) for the three months ended March 31, 2013.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2013 and 2012 were $553,549 and $231,221, respectively. Our general and administrative expenses consisted of compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees and other general corporate expenses.  The increase in general and administrative expenses for the three months ended March 31, 2013 compared to the prior quarter is primarily related to higher consulting costs and compensation incurred during the latter period as the Company has grown and increased operations.

Liquidity and Capital Resources

We have been in the exploration stage since inception. As of March 31, 2013, we had working capital of $339,579, current assets of $1,464,081 consisting of cash, accounts receivable and prepaid expenses and total assets of $6,165,064 consisting of current assets, investments in oil and gas properties and goodwill. As of March 31, 2013, we had current liabilities of $1,124,502, consisting of accounts payable, payables to related parties, notes payable and accrued interest and stockholders’ equity was $3,332,629.

For the period from inception until March 31, 2013, our cash flow used in operating activities was $1,030,619.  Cash flow used in operating activities for the three months ended March 31, 2013, was $58,733 compared to $163,073 for the three months ended March 31, 2012. Cash flow used in operating activities during 2013 can be primarily attributed to net losses from operations, which consists primarily of general and administrative expenses, a substantial portion of which are non-cash in nature. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

For the period from inception until March 31, 2013, our cash flow used in investing activities was $4,200,973.  Cash flow used in investing activities for three months ended March 31, 2013 was $198,918 compared to $524,158 for the three months ended March 31, 2012.  Cash flow used in investing activities consists primarily of oil and gas investments in the Johnson wells in the Marcelina Creek Field and the Coulter project in Waller County.

For the period from inception until March 31, 2013, our cash flow provided by financing activities was $6,613,923.  Cash flow provided by financing activities for the three months ended March 31, 2013 was $1,576,680 as compared to $214,000 for the three months ended March 31, 2012.  Cash flow provided by financing activities in 2013 consists of convertible promissory notes issued for cash, net of repayments of debt.  We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such we will require additional debt or equity financing. Subsequent to March 31, 2013, we received net proceeds of approximately $1.46 million from the sale of additional 12% convertible promissory notes, but these proceeds will not be sufficient to fund all of our proposed drilling operations and operating needs during 2013. We will seek additional financing to meet these plans and needs.  We face obstacles in continuing to attract new financing due to our history and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

We do not expect to pay cash dividends in the foreseeable future.

Commitments and Contingencies

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time.  As of March 31, 2013 and December 31, 2012, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

We currently have interests in two oil and gas projects, the Marcelina Creek Field Development in Wilson County, Texas and the Coulter Field in Waller County, Texas.  See the description under “Current Projects” above for more information and disclosure regarding commitments and contingencies relating to these projects.  Subsequent to March 31, 2013, the Company signed an Authority for Expenditure to drill the third well in the Marcelina Creek Field, the Johnson #2.  Total estimated costs of the well, including contingent amounts for unexpected problems that may or may not be encountered in drilling operations, are approximately $3.5 million.

Additionally, we have undertaken certain financial obligations in connection with an agreement signed April 15, 2013 with Xtreme Oil and Gas, Inc. as described in Note 11, Subsequent Events, to the financial statements.

The 12% convertible promissory note agreement requires the Company to set aside and segregate funds on a monthly basis in the amount of 1/24 of the principal amount plus simple interest for two years, beginning in April 2013.  Such funds can be used for repayment of the notes at maturity or pro-rata repurchase of the notes under specified circumstances, as well as the payment of interest.  Scheduled sinking fund requirements related to principal of the 12% convertible promissory notes are as follows:

For the twelve month periods ended March 31,
2014	$1,469,250
2015	$1,469,250

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

At March 31, 2013, we had not yet achieved profitable operations and had accumulated losses of $6,080,490, of which $1,030,619 resulted in net cash used in operating activities since inception.  We expect to incur further losses in the development of our business, which casts substantial doubt about our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management’s plan to address our ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2013, we issued a total of 95,000 shares of restricted common stock to individuals as consideration for investor relations services.  There was no cash received for these securities.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuances of the securities were isolated private transactions; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of the securities issued.

In February and March 2013, we sold an aggregate of $1,836,000 in principal amount of 12% Convertible Promissory Notes to new investors.  The terms of these securities are described in the notes to our financial statements included with this filing.  In connection with the sale of the notes, we also issued these investors a total of 209,829 five-year warrants to purchase common stock at an exercise price of $2.00 per share.  In connection with the $1,736,000 of the notes, we paid placement agent fees of 10% of the principal amount, plus non-accountable expenses equal to 2% of the principal amount, plus 99,200 warrants to purchase common stock at an exercise price of $2.00 per share for a term of three years to the placement agent.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuances of the securities were isolated private transactions; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the offerees represented that they were “accredited investors”; (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued.

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

10.3	Employment Agreement with John A. Brda (Incorporated by reference from Form 8-K filed with the SEC on January 24, 2012.) *

10.4	Purchase and Sale Agreement between Torchlight Energy, Inc. and Xtreme Oil and Gas, Inc. effective April 1, 2013.

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

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definitions Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Torchlight Energy Resources, Inc.

Date: May 15, 2013	/s/ Thomas Lapinski
By: Thomas Lapinski
Chief Executive Officer and Principal Financial Officer