Form 10-Q
period 2013-06-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2013-08-16
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

  X .  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2013.

      .  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
For the transition period from _______ to _______.

Commission file number: 000-53473

TORCHLIGHT ENERGY RESOURCES, INC.
(Name of registrant in its charter)

Nevada	74-3237581
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5700 West Plano Pkwy, Suite 3600

Plano, Texas 75093
(Address of Principal Executive Offices)

(214) 432-8002
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

 Yes        .    No    X .

As of August 14, 2013, there were 13,779,815 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$784,247	$63,252
Accounts and Note receivable	1,120,053	92,897
Prepaid costs	36,574	8,346
Total current assets	1,940,874	164,495

Investment in oil and gas properties, net	7,838,528	3,461,686
Debt issuance costs, net	1,123,574	473,785
Goodwill	447,084	447,084

TOTAL ASSETS	$11,350,060	$4,547,050

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,388,542	$89,247
Accrued liabilities	80,893	62,055
Related party payables	788,500	768,648
Notes payable to related party	-	51,000
Advances from working interest owners	325,000	-
Interest payable	150,503	10,581
Total current liabilities	2,733,438	981,531

Convertible promissory notes, net of discount of $2,640,523 and $521,864 at June 30, 2013 and December 31, 2012, respectively	4,503,777	580,636
Asset retirement obligation	13,306	12,614

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 70,000,000 shares authorized; 13,779,815 issued and outstanding at June 30, 2013 13,564,815 issued and outstanding at December 31, 2012	13,780	13,565
Additional paid-in capital	11,428,340	8,381,001
Warrants outstanding	1,046,000	-
Accumulated deficit	(8,388,581)	(5,422,297)
Total stockholders' equity	4,099,539	2,972,269

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,350,060	$4,547,050

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDING	ENDING	ENDING	ENDING
	JUNE 30, 2013	JUNE 30, 2012	JUNE 30, 2013	JUNE 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Oil and gas sales	$160,882	$251,412	$390,086	$275,629
Royalty	9,304	-	9,304	-

Cost of revenue	(93,021)	(247,221)	(161,021)	(263,745)

Gross income	77,165	4,191	238,369	11,884

Operating expenses:
General and administrative expenses	1,581,102	1,219,738	2,114,651	1,450,959
Depreciation, depletion and amortization	237,737	-	354,584	-
Total operating expenses	1,818,839	1,219,738	2,469,235	1,450,959

Other income (expense)
Interest income	40	-	40	12
Interest expense	(566,458)	(49,597)	(735,459)	(111,243)
Total other income (expense)	(566,418)	(49,597)	(735,419)	(111,231)

Net (loss) before taxes	(2,308,092)	(1,265,144)	(2,966,285)	(1,550,306)

Provision for income taxes	-	-	-	-

Net (loss)	$(2,308,092)	$(1,265,144)	$(2,966,285)	$(1,550,306)

Loss per share: Basic and Diluted	$(0.168)	$(0.085)	$(0.218)	$(0.104)

Weighted average shares outstanding: Basic and Diluted	13,758,277	14,928,277	13,614,318	14,845,202

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

	SIX MONTHS	SIX MONTHS
	ENDING	ENDING
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(2,966,285)	$(1,550,306)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	1,352,005	1,106,452
Accretion expense	574,895	62,760
Depreciation, depletion and amortization	354,584	541
Change in:
Accounts and note receivable	(37,156)	(57,297)
Prepaid expenses	(28,228)	(4,257)
Debt issuance costs	(601,101)	-
Accounts payable and accrued liabilities	(166,439)	153,327
Accounts payable - related party	19,852	161,250
Interest payable	107,587	36,273
Net cash provided (used) in operating activities	(1,390,286)	(91,257)

Cash Flows From Investing Activities
Investment in oil and gas properties, net	(3,879,519)	(640,573)

Cash Flows From Financing Activities
Issuance of promissory notes, net	6,041,800	214,000
Payment of promissory notes	(51,000)	-
Net cash provided by financing activities	5,990,800	214,000

Net increase (decrease) in cash	720,995	(517,830)

Cash - beginning of period	63,252	518,281

Cash - end of period	$784,247	$451

Supplemental disclosure of cash flow information:
Non cash transactions:
Common stock issued in connection with promissory notes	$-	$67,725
Warrants issued in connection with promissory notes	$914,449	$45,076
Beneficial conversion feature on promissory notes	$1,827,100	$-
Liabilities assumed in purchase of oil and gas properties	$1,809,572	$-
Sale of oil and gas properties in exchange for note receivable	$990,000	$-
Capitalized interest cost	$32,335	$-
Reclassification of paid in capital to common stock	$-	$9,837
Interest paid	$26,665	$-

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

At June 30, 2013, the Company had not yet achieved profitable operations, had accumulated losses of $8,388,581 since its inception and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For assets and liabilities that require re-measurement to fair value the Company categorizes them in a three-level fair value hierarchy as follows:

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of June 30, 2013 and December 31, 2012 no valuation allowance was considered necessary.

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

Capitalized interest - The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized.  During six months ended June 30, 2013, the Company capitalized $32,335 of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption which is based on the unweighted arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs. The Company did not recognize impairment on its oil and gas properties during the quarter ended June 30, 2013, nor any prior period. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur.

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

Goodwill was $447,084 as of June 30, 2013 and December 31, 2012, and was acquired on November 23, 2010 in connection with the Company’s reverse acquisition (Note 1).

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

Recent accounting pronouncements – In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures.  This guidance includes amendments that clarify the application of existing fair value measurement requirements, in addition to other amendments that change principles or requirements for measuring fair value and for disclosing information about fair value measurements.  This guidance is effective for annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

Subsequent events – The Company evaluated subsequent events through August 15, 2013, the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

Reclassifications – Certain amounts from the prior year have been reclassified to conform to the current year presentation. The reclassifications had no impact on total assets or the net loss.

4.

RELATED PARTY PAYABLES

As of June 30, 2013, related party payables consisted of accrued and unpaid compensation to our two executive officers totaling $715,000 and compensation to directors payable in common stock with a total value of $73,500.  The Company has agreed to issue 25,000 common shares to each of its two outside directors for services rendered in 2012.  The Company accrued $73,500 in compensation expense related to the issuance of these shares.  The balance at June 30, 2013 also consisted entirely of accrued compensation and travel expenses due to our executive officers and directors.

5.

COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of June 30, 2013 and December 31, 2012, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

6.

STOCKHOLDERS’ EQUITY

The Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series, to fix the number of shares constituting any such series, and to fix the rights and preferences of the shares constituting any series, without any further vote or action by the stockholders. As of June 30, 2013 there were no issued and outstanding shares of preferred stock and there were no agreements or understandings for the issuance of preferred stock.

During the quarter ended June 30, 2013, the Company issued 120,000 shares of common stock as compensation for services, with a total value of $175,000.  Of this amount, $175,000 had been accrued during the quarter ended March 31, 2013.

During the quarter ended June 30, 2013, the Company issued 721,014 warrants in connection with financing transactions discussed in Note 9, including 240,345 warrants issued to the placement agent, and 1,200,000 warrants for consulting services to the Company.

A summary of warrants outstanding as of June 30, 2013 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2014	2015	2016	2017	2018	Total

$ 1.75	80,000	855,000	1,235,714	-	-	2,170,714
$ 2.00	-	-	775,259	126,000	690,798	1,592,057
$ 2.14					1,000,000	1,000,000
$ 2.50	225,000	50,000	-	-	-	275,000
$ 5.00	771,212	-	-	-	-	771,212
	1,076,212	905,000	2,010,973	126,000	1,690,798	5,808,983

At June 30, 2013 the Company had reserved 5,808,983 shares for future exercise of warrants.

Warrants issued in relation to the promissory notes issued (see note 9) were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued are as follows:

Risk-free interest rate	0.78%
Expected volatility of common stock	102%
Dividend yield	0.00%
Discount due to lack of marketability	30.00%
Expected life of warrant	3 years - 5 years

7.

CAPITALIZED COSTS

The following table presents the capitalized costs of the Company as of June 30, 2013 and December 31, 2012:

	2013	2012

Evaluated costs subject to amortization	$8,136,000	$3,435,918
Unevaluated costs	609,001	577,658
Total capitalized costs	8,745,001	4,013,576
Less accumulated depreciation, depletion and amortization	(906,473)	(551,890)
Net capitalized costs	$7,838,528	$3,461,686

Unevaluated costs as of June 30, 2013 consisted of $609,001 associated with the Company’s interest in the Coulter #1 well.  The Coulter #1 wells is undergoing production and test operations with the goal of removing sufficient water from the wellbore to allow production of natural gas.  The unevaluated costs as of December 31, 2012 consisted entirely of the Company’s interest in the Coulter #1 well.

In April 2013, we entered into an agreement to acquire certain assets of Xtreme Oil & Gas, Inc. of Plano, Texas (“Xtreme”).  Included in that agreement were the Smokey Hills Prospect in McPherson County, Kansas, the Cimarron Area Hunton Project in Logan County, Oklahoma,  and an interest in a salt water disposal facility in Seminole, Oklahoma.  Total consideration for all the properties was $1.6 million.

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

As of June 30, 2013, the Company had federal net operating loss carryforwards of approximately $7.1 million available to offset future taxable income, and has incurred additional taxable losses during 2013.  These loss carryforwards will expire in various years through 2031, if not previously utilized. Utilization of these net operating loss carryforwards is dependent, in part, on generating sufficient taxable income prior to the expiration of such loss carryforwards.  In addition, the Company’s ability to utilize its net operating loss carryforwards may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

9.

 PROMISSORY NOTES

On December 18, 2012, the Company exchanged $412,500 of outstanding convertible promissory notes for new 12% Series A Secured Convertible Promissory Notes (12% Notes) described below.  The 12% Notes were issued as part of a larger offering with senior liens on the Company’s oil and gas properties.  In order to induce the holders of the previously outstanding convertible promissory notes to exchange such promissory notes and to relinquish their priority liens on the Company’s oil and gas properties in favor of all 12% Convertible Promissory Note Holders, the Company agreed to grant the note holders a total of 235,714 four year warrants to purchase common stock at $1.75 per share, valued at $240,428, and 235,714 four year warrants to purchase common stock at $2.00 per share, valued at $233,357.  The total of these warrants, $473,785, is reflected as debt issuance costs on the balance sheet as of December 31, 2012, as these costs relate to the larger offering of 12% Convertible Promissory Notes.

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

During the quarter ended June 30, 2013, the Company issued an additional $4,205,850 in principal value of 12% Notes.  Such notes carry the same terms as described above.  In connection therewith, the Company also issued a total of 480,669 five-year warrants to purchase common stock at an exercise price of $2.00 per share.  The value of the warrant shares was $432,602 and the amount recorded for the beneficial conversion feature was $1,233,930.  These amounts were recorded as a discount on the 12% Notes.  In addition, the Company engaged a placement agent to source investors for the majority of these additional notes.  This placement agent was paid a fee of 10% of the principal amount of the notes plus a non-accountable expense reimbursement of up to 2% of the principal raised by the agent.  The placement agent also received 240,345 warrants to purchase common shares at $2.00 per share for a period of three years, valued at $187,469.  All the amounts paid to the placement agent have been included in debt issuance costs and will be amortized into interest expense over the life of the 12% Notes.

The 12% Notes have a first priority lien on all of the assets of the Company.  Additionally, the Company is required to set aside in a separate account, monthly, in arrears, an amount of funds equal to the (x) outstanding principal amount of each 12% Note divided by the total number of full calendar months after the date of issuance of that 12% Note until the maturity date, plus (y) the annual amount of simple interest to accrue on the outstanding principal amount of that 12% Note divided by 12.  Such funds can be used for payment principal and interest on the notes.  Scheduled sinking fund requirements on the 12% Notes are as follows:

Requirement as of June 30,2013	$790,256

Projected requirement to June 30,2014	$3,693,762

Projected requirement to March 15, 2015 Maturity	$2,770,321

Total	$7,254,339

As of June 30, 2013, there was a deficiency of $639,753 in the sinking fund account, after accounting for the quarterly interest payment that was timely made on interest due for that quarter. Subsequent to June 30, 2013, the Company placed $200,000 in the sinking fund account whereby the deficiency was reduced. The Company has had conversations with the agent for the holders of the 12% Notes and intends to remedy this deficiency by either modifying the notes or allocating additional funds to the sinking fund account.

10.

ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through June 30, 2013:

Asset retirement obligation – January 1, 2011	$-
Estimated liabilities recorded	10,828
Accretion expense	541
Asset retirement obligation – December 31, 2011	11,369
Adjustment to estimated liability	693
Accretion expense	552
Asset retirement obligation – December 31, 2012	12,614
Adjustment to estimated liability	-
Accretion expense	346
Asset retirement obligation – March 31, 2013	12,960
Accretion expense	346
Asset retirement obligation – June 30, 2013	$13,306

11.

SUBSEQUENT EVENTS

Subsequent to June 30, 2013, the Company issued an additional $1.45 million in 12% convertible promissory notes, with the same terms and maturity dates described in Note 9.  The Company continued to sell 12% convertible promissory notes through July 31, 2013.  Substantially all of these notes were sold through a placement agent and carried placement fees and debt issuance costs similar to those described in Note 9.

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

Basis of Presentation of Financial Information

On November 23, 2010, the Share Exchange Agreement (the “Exchange Agreement” or “Transaction”) between Pole Perfect Studios, Inc. (“PPS”) and Torchlight Energy, Inc. (“TEI”) was entered into and closed, through which the former shareholders of TEI became shareholders of PPS. At closing, PPS abandoned its previous business. Consequently, as a result of the Transaction, the business of TEI became our sole business

Summary of Key Results

Overview

Our sole business is that of Torchlight Energy, Inc., a company engaged in oil and gas acquisition and development, formed as a corporation in the state of Nevada on June 25, 2010.  We are engaged in the acquisition, exploration, exploitation and/or development of oil and natural gas properties in the United States.

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

Current Projects

We currently have interests in four oil and gas projects, the Marcelina Creek Field Development in Wilson County, Texas, the Coulter Field in Waller County, Texas, the Smokey Hills Prospect in McPherson County, Kansas and the Cimarron Area, Hunton play in Logan and Kingfisher Counties, Oklahoma.

Marcelina Creek Field Development.

On July 6, 2010, TEI entered into a participation agreement with Bayshore Operating Corporation, LLC (“Bayshore”), which is currently the holder of an oil, gas and mineral lease covering approximately 1,045 acres in Wilson County, Texas, known as the Marcelina Creek Field Development.  The Participation Agreement provides for the drilling of four wells. Three of the obligation wells have been drilled.  The first three wells include a horizontal re-entry well known as the Johnson-1-H, a vertical well known as the Johnson #4, and a lateral well known as the Johnson #2-H.  All are presently producing.  The remaining well is to be a vertical development well at a location to be determined within the existing lease.

TEI paid Bayshore an initial $50,000 deposit in July 2010, which amount was credited to the initial $50,000 payment due at the rig move in for the first well, the Johnson #1-BH.  TEI was responsible for 100% of total drilling and completion costs for this re-entry well, in return for a 50% working interest.  In August 2010, drilling on the first well commenced, with the drilling of a lateral section of the Buda Formation of approximately 1840 feet.  The Johnson #1-BH encountered good oil and gas shows and a completion was attempted.  The well, however, produced large volumes of water, some introduced by Bayshore during drilling and some from another source, either a deeper formation or from a nearby well.  In July 2011 a workover crew was brought in to service the well, replace a broken rod and re-work the downhole pump.  On July 27, 2011, the crew dropped two joints of pipe in the hole and on July 28 another six joints.  The well was damaged sufficiently to be “shut-in” (meaning the valves at the wellhead have been closed so that the well stops pumping).  The service company, Mercer Well Services, was notified of the damage and a meeting was to be arranged to settle the claim Bayshore and TEI would file against Mercer.  In May 2012, Mercer informed us that they would re-drill the lateral portion of the Johnson #1, at their sole expense, as soon as was practical.  Field operations began in June and the rig was moved in at the end of June.  In July and August, the Johnson 1-BH well was successfully drilled and completed by Mercer.  The Johnson #1 was originally drilled in the Buda Formation but was completed in the Austin Chalk Formation to avoid water problems.  We completed the well at an initial rate of 419 barrels of oil per day (BOPD) and later tested 196 BOPD on an extended 30 day test.   We have a 50% working interest in the well.  This well averaged gross production of approximately 40 BOPD during the quarter ended June 30, 2013.

On April 15, 2011, TEI exercised its option to continue with the development program in Marcelina Creek by committing to the second well in the program (the first vertical development location well), the Johnson #4 well.  We paid to Bayshore the $50,000 rig move in and paid drilling and completion costs of approximately $1.6 million for a 75% working interest in the well.  We also paid $200,000 when the well was completed pursuant to the contract.  A rig was contracted and moved in to drill the well and drilling operations began in July 2011.  The well encountered several pay zones and an attempt to complete in the Buda Formation was made.  We have encountered several mechanical and pump problems with the well which has delayed completion.  After correcting the mechanical problems, in February 2012 the well was acidized (a technique involving pumping hydrochloric acid into the well under high pressure to reopen and enlarge the pores in the oil-bearing formations), and subsequently we have seen more stabilized flow in the well.  The Johnson #4 is producing 25 to 30 barrels of oil a day.  Although the well is producing in economic quantities, another acid job is planned for the third quarter.

On December 31, 2010 TEI executed an agreement with Bayshore for an extension of its drilling obligation deadline under the Participation Agreement.  As a condition for the extension we paid to Bayshore $50,000 and issued it 10,000 shares of our common stock.  As additional consideration, Bayshore is no longer obligated to pay its proportionate share of completion costs on the third well (the second vertical well) under the Participation Agreement.  As of December 2012, we have paid Bayshore $50,000 for the rig move in fees for the third obligation well.  We have entered into extension agreements with Bayshore, pursuant to which, by April 17, 2013 we are required to have paid 100% of the drilling, testing and completion costs of the third well.  We are also obligated to pay the equipping or abandoning costs, as the case may be, and thereafter, $200,000 of the acquisition fee for the third well.  Also pursuant to the extension agreements, in February 2013 we agreed to issue a total of 20,000 restricted shares of common stock to Bayshore principals and have paid, in advance, $150,000 as the portion of the leasehold money that becomes due and payable at the completion or plug and abandonment of the third well.  For the third well, TEI was responsible for 100% of the total drilling costs and 100% of the completion costs, for a 75% working interest in the well.  Drilling operations began the third week of May and the well was successfully completed at the end of June 2013.  Subsequent to the quarter, the well is presently being tested with rates of 200 barrels of oil per day.  Total estimated costs of the well, including contingent amounts for unexpected problems that may or may not be encountered in drilling operations, are $3.5 million.  Actual well costs, including costs subsequent to the quarter, are $2.62 million.

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

Pursuant to the Coulter Agreement, we acquired a 34% working interest and a 25.5% net revenue interest from La Sal’s interest in the John Coulter #1-R for the purchase price of $350,000, which was to be applied to 100% of the costs of a fracture stimulation treatment on the well.  Under the agreement, we had options to purchase additional working interests up to a total of 45%.  We exercised the first option and purchased an additional 6% for $50,000, bringing our working interest to 40% and our net revenue interest to 30%.  Our option to purchase an additional 5% working interest can be exercised by the payment of $50,000 within 30 days of first commercial production from the well.  If commercial production is established, the net revenue split will be 80% to us and 20% to La Sal until net revenue totals $437,500, after which the net revenue will be split according to the interests in the well.  Expenses above the initial $350,000 will be split according to the working interests in the well.  Our total investment in the project, including fracture stimulation, subsequent testing, purchase of additional interests and capitalized interest, amounted to $609,001 as of June 30, 2013.

The Coulter #1-R was a replacement well drilled by La Sal for the Coulter #1 which had mechanical problems caused by split casing.  In February 2012 the well was fracture stimulated.  The results were encouraging and the well appears to be capable of commercial gas production.  However, the well is still recovering fluid and has not yet been hooked up to a nearby pipeline for production.  The source of the fluid has not been conclusively determined.  It may be recovery of drilling and/or fracture stimulation fluid or may be entering the wellbore from one or more downhole formations or an adjacent wellbore in the field.  We are continuing to flow fluid from the well and the well is periodically shut–in for pressure build up tests.  We have cemented off the split casing in the Coulter #1 well and are conducting tests to determine productivity.   We have begun discussions with the gas gatherer in the area and are working on completing the gas contract and the well.

Smokey Hills Prospect, McPherson County, Kansas

In April 2013, we entered into an agreement to acquire certain assets of Xtreme Oil & Gas, Inc. of Plano, Texas (“Xtreme”).  Included in that agreement were the Smokey Hills Prospect in McPherson County, Kansas, the Cimarron Area Hunton Project in Logan County, Oklahoma,  and an interest in a salt water disposal facility in Seminole, Oklahoma.  Total consideration for all the properties was $1.6 million.

The Smokey Hills acquisition included approximately 10,000 gross acres and a well, the Hoffman 1-H within the greater Lindsborg Field area.  Our working interest is nearly 18%.  Wells had been drilled vertically in the 1960’s to present at depths of less than 4,000 feet looking for production from Mississippian carbonated fractured reservoirs.  The Hoffman well, which was drilled laterally 4,200 feet, had not been fracked.  Core analysis and logs indicated good porosity at 14 to 22%. Following our acquisition, the well was hydraulically fractured, but the results were disappointing.  We presently are evaluating our next efforts to monetize the investment of nearly $940,000.  Allocated costs are high due to the large acreage position.

Cimarron Area Hunton Play, Logan and Kingfisher Counties, Oklahoma

The Xtreme transaction also included the acquisition of three Hunton wells, the Hancock, Robinson and Lenhart.  The Hancock and Robinson are producing wells but have small working interests of 1% and ¼ of 1%, respectively.  The Lenhart well is a 62% working interest and was being prepared for a fracture stimulation when it was previously damaged, prior to our acquisition, by the service contractor.  The well bore at the Hunton level has an irretrievable pipe in the hole and cannot be used to produce from the Hunton.  Although Xtreme won the litigation against the contractor, he failed to pay for the replacement of the well bore, and Xtreme was responsible for costs primarily to Baker-Hughes for work done on the well.  We took responsibility for those charges and negotiated a settlement of approximately $600,000.

Subsequent to the above, we have identified a shallow sandstone that could potentially be productive and are planning on testing that zone in the third quarter.  We are the operator of the well.

While doing the due diligence for the above projects, we met with the operator of the Hancock and Robinson well, Husky Ventures of Oklahoma City.  At that time Husky had completed 17 successful wells in the Hunton formation and was expanding its acreage position.  We were able to negotiate a 15% working interest in approximately 3,700 acres in the Cimarron Area of Logan County in May 2013.  Within a week the Boeckman #1-H well was spud and was subsequently completed and fracture stimulated in July.  At present the well is “unloading” but initial results are exceeding our expectations, and after only 14 days of returning the frac fluids injected, the well is making 275 barrels of oil per day and over 500 thousand cubic feet of gas per day.  We and our partner plan on at least two more wells to be drilled in the Cimarron Area this year.

The Company acquired a working interest in the Boeckman #1-H well and subsequently sold part of its ownership in the Boeckman well for $990,000. The purchaser executed a promissory note dated May 1, 2013 for the purchase. The Company has collected $631,500 as of the date of these financial statements, and the purchaser has committed full payment within a few more days. The Company agreed to a preferential payout to the purchaser equal to 50% of his acquired interest.

Salt Water Disposal Facility

We also acquired, at no associated cost, a 22.5% net royalty on a salt water disposal facility in Seminole, Oklahoma.  The facility which was newly commissioned in January 2013 is a state of the art disposal facility which can handle 20,000 barrels of produced and injected fluids per day.  Oil and gas wells produce large quantities of saltwater that must be trucked and disposed of at a cost to the producer.  During the second quarter, the facility averaged only approximately 2,000 barrels of fluids per day. But with increasing activity in the area, we anticipate that volume increasing in the future.  With only a royalty, we have no working interest and are therefore not responsible for any operating expenses.  We do however have the right to a working interest of 37.5% when the original investors in the facility receive a payout of their investment.

Historical Results for the Six Months Ended June 30, 2013 and 2012

Revenues and Cost of Revenues

For the six months ended June 30, 2013, we had revenue of $399,390 compared to $275,629 of revenue for the six months ended June 30, 2012.  During the first half of 2013, production began a natural decline in both the Johnson #1-BH and the Johnson #4 wells. For the six months ended June 30, 2013 the wells produced an average of approximately 70 BOPD for the Johnson #1-BH and 35 BOPD for the Johnson #4.  Our net volumes for the six months ended June 30, 2013 were 3,926 barrels at an average price of $99.36 per barrel. Our cost of revenue, consisting of lease operating expenses and production taxes, was $161,021 ($41.01 per barrel) and $263,745 for the six months ended June 30, 2013 and 2012, respectively.

We recorded depreciation, depletion and amortization expense of $354,584 ($90.31 per barrel) for the six months ended June 30, 2013.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2013 and 2012 were $2,114,651 and $1,450,959, respectively. Our general and administrative expenses consisted of compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees and other general corporate expenses.  The increase in general and administrative expenses for the six months ended June 30, 2013 compared to the prior six months is primarily related to higher consulting costs and compensation incurred during the latter period as the Company has grown and increased operations.

Historical Results for the Three Months Ended June 30, 2013 and 2012

Revenues and Cost of Revenues

For the three months ended June 30, 2013, we had revenue of $170,186 compared to $251,412 of revenue for the three months ended June 30, 2012. During the first half of 2013, production began a natural decline in both the Johnson #1-BH and the Johnson #4 wells.  In June 2013 the Company recognized the need to stimulate the Johnson #4 with another acid job and to work over the pumping unit on the Johnson #1-BH. Both procedures were done in early July, subsequently increasing production in the Johnson #1-BH to an un stabilized rate of 100 BOPD and 40 BOPD for the Johnson #4. Our net volumes for the three months ended June 30, 2013 were 1,672 barrels at an average price of $96.22 per barrel. Our cost of revenue, consisting of lease operating expenses and production taxes, was $93,021 ($55.63 per barrel) and $247,221 for the three months ended June 30, 2013 and 2012, respectively.

We recorded depreciation, depletion and amortization expense of $237,737 ($142.19 per barrel) for the three months ended June 30, 2013.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2013 and 2012 were $1,581,102 and $1,219,738, respectively. Our general and administrative expenses consisted of compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees and other general corporate expenses.  The increase in general and administrative expenses for the three months ended June 30, 2013 compared to the prior year’s quarter is primarily related to higher consulting costs and compensation incurred during the latter period as the Company has grown and increased operations.

Liquidity and Capital Resources

As June 30, 2013, we had working capital of $(792,564), current assets of $1,940,874 consisting of cash, accounts receivable and prepaid expenses and total assets of $11,350,060 consisting of current assets, investments in oil and gas properties and goodwill. As of June 30, 2013, we had current liabilities of $2,733,438, consisting of the balance due on acquisition of properties of $1,120,023, accounts payable, payables to related parties, notes payable and accrued interest and stockholders’ equity was $4,099,539.

Cash flow used in operating activities for the six months ended June 30 2013, was $(1,390,286) compared to $(91,257) for the six months ended June 30, 2012. Cash flow used in operating activities during 2013 can be primarily attributed to net losses from operations, which consists primarily of general and administrative expenses, a substantial portion of which are non-cash in nature, offset by increases in accounts and note receivable and increases in accounts payable. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flow used in investing activities for six months ended June 30, 2013 was $3,879,519 compared to $640,573 for the six months ended June 30, 2012.  Cash flow used in investing activities consists primarily of oil and gas investments in the Johnson wells in the Marcelina Creek Field and the Oklahoma properties acquired during the six months ended June 30, 2013.

Cash flow provided by financing activities for the six months ended June 30, 2013 was $5,990,800 as compared to $214,000 for the six months ended June 30, 2012.  Cash flow provided by financing activities in 2013 consists of convertible promissory notes issued for cash, net of repayments of debt.  We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such we will require additional debt or equity financing. Subsequent to June 30, 2013, we received net proceeds of approximately $1.45 million from the sale of additional 12% convertible promissory notes, but these proceeds will not be sufficient to fund all of our proposed drilling operations and operating needs during 2013. We will seek additional financing to meet these plans and needs.  We face obstacles in continuing to attract new financing due to our history and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

We do not expect to pay cash dividends in the foreseeable future.

Commitments and Contingencies

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time.  As of June 30, 2013 and December 31, 2012, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

We currently have interests in three oil and gas projects, the Marcelina Creek Field Development in Wilson County, Texas, the Coulter Field in Waller County, Texas, and projects in Logan and Kingfisher counties, Oklahoma.  See the description under “Current Projects” above for more information and disclosure regarding commitments and contingencies relating to these projects.  During the three months ended June 30, 2013, the Company signed an Authority for Expenditure to drill the third well in the Marcelina Creek Field, the Johnson #2, and the drilling is substantially complete at June 30, 2013.  Total estimated costs of the well, including contingent amounts for unexpected problems that may or may not be encountered in drilling operations, are approximately $3.5 million.

Additionally, we have undertaken certain financial obligations in connection with an agreement signed April 15, 2013 with Xtreme Oil and Gas, Inc. as described in Note 11, Subsequent Events, to the financial statements.

The Company is required to set aside in a separate account, monthly, in arrears, an amount of funds equal to the (x) outstanding principal amount of each 12% Note divided by the total number of full calendar months after the date of issuance of that 12% Note until the maturity date, plus (y) the annual amount of simple interest to accrue on the outstanding principal amount of that 12% Note divided by 12.  Such funds can be used for payment principal and interest on the notes.  Scheduled sinking fund requirements on the 12% Notes are as follows:

Requirement as of June 30,2013	$790,256

Projected requirement to June 30,2014	$3,693,762

Projected requirement to March 15, 2015 Maturity	$2,770,321

Total	$7,254,339

As of June 30, 2013, there was a deficiency of $639,753 in the sinking fund account, after accounting for the quarterly interest payment that was timely made on interest due for that quarter. Subsequent to June 30, 2013, the Company placed $200,000 in the sinking fund account whereby the deficiency was reduced. The Company has had conversations with the agent for the holders of the 12% Notes and intends to remedy this deficiency by either modifying the notes or allocating additional funds to the sinking fund account.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for our next fiscal year.

At June 30, 2013, we had not yet achieved profitable operations and had accumulated losses of $8,388,581.  We expect to incur further losses in the development of our business, which casts substantial doubt about our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management’s plan to address our ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 16, 2012, we filed a lawsuit against Hockley Energy, Inc. and Frank O. Snortheim in the District Court of Harris County, Texas in connection with farmout agreements we entered into with Hockley Energy in November 2011 for the Marcelina Creek prospect and the East Stockdale prospect.  We allege that Hockley Energy did not perform its obligations under the agreements, which obligations included providing the agreed upon funding, and we seek damages against both Hockley and Mr. Snortheim (who is a shareholder of Hockley Energy) for breach of contract, fraudulent inducement and promissory estoppel.  Each defendant has answered our original petition with a general denial, and we have filed a motion for default judgment which is pending.  We have also had discussions with the defendants regarding resolving this matter out of court, but we have not reached an agreement to date.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April, 2013, we issued a total of 120,000 shares of restricted common stock to individuals as consideration for consulting services.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuances of the securities were isolated private transactions; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of the securities issued.

In April, 2013, we granted 1,000,000 warrants to purchase shares of common stock to Willard G. McAndrew, III as consideration under his consulting agreement.  The warrants have an exercise price of $2.09 and a term of five years.  Additional warrants are issuable to Mr. McAndrew if and when the Company’s net production reaches specified levels. The valuation of those future warrants computed under the Black Scholes Model as if they were all issued at June 30, 2013 is $1,335,000.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuances of the securities were isolated private transactions; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of the securities issued.

In May, 2013, we granted 200,000 warrants to purchase shares of common stock to an individual as consideration for consulting services.  The warrants have an exercise price of $2.00 and a term of three years.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuances of the securities were isolated private transactions; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of the securities issued.

ITEM 5.  OTHER INFORMATION

Other Events - In Item 10 of our Form 10-K for the year ended December 31, 2012, we disclosed information regarding a lawsuit brought against John Brda, our President, in November 2007 (the lawsuit does not involve Torchlight Energy Resources, Inc. in any way).  As of August 2013, the court has vacated the default judgment against Mr. Brda and dismissed all claims against him, in connection with a settlement.

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

10.3	Employment Agreement with John A. Brda (Incorporated by reference from Form 8-K filed with the SEC on January 24, 2012.) *

10.4	Purchase and Sale Agreement between Torchlight Energy, Inc. and Xtreme Oil and Gas, Inc. effective April 1, 2013. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2013.) *

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

Torchlight Energy Resources, Inc.

Date: August 16, 2013	/s/ Thomas Lapinski
By: Thomas Lapinski
Chief Executive Officer and Principal Financial Officer