Form 10-Q
period 2013-09-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2013-11-14
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2013.

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

As of November 11, 2013, there were 14,731,923 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$1,215,491	$63,252
Accounts Receivable	516,386	92,897
Prepaid costs	73,632	8,346
Total current assets	1,805,509	164,495

Investment in oil and gas properties, net	9,683,203	3,461,686
Office Equipment	10,434	-
Debt issuance costs, net	1,060,976	473,785
Goodwill	447,084	447,084
Other Assets	21,406	-

TOTAL ASSETS	$13,028,612	$4,547,050

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,059,349	$89,247
Accrued liabilities	128,691	62,055
Related party payables	90,000	768,648
Notes payable to related party	-	51,000
Due to working interest owners	492,056	-
Interest payable	228,778	10,581
Total current liabilities	1,998,874	981,531

Convertible promissory notes, net of discount of $4,313,329 and $521,864 at September 30, 2013 and December 31, 2012, respectively	4,688,459	580,636
Asset retirement obligation	13,651	12,614

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 70,000,000 shares authorized; 14,731,923 issued and outstanding at September 30, 2013 13,564,815 issued and outstanding at December 31, 2012	14,732	13,565
Additional paid-in capital	15,724,181	8,381,001
Warrants outstanding	2,361,170	-
Accumulated deficit	(11,772,455)	(5,422,297)
Total stockholders' equity	6,327,628	2,972,269

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,028,612	$4,547,050

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDING	ENDING	ENDING	ENDING
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Oil and gas sales	$430,782	$274,896	837,901	550,525
Royalty	23,774	-	33,078	-

Cost of revenue	(136,607)	(142,189)	(314,662)	(405,934)

Gross income	317,949	132,707	556,317	144,591

Operating expenses:
General and administrative expenses	2,701,062	457,031	4,815,712	1,907,990
Depreciation, depletion and amortization	539,782	88,463	894,366	88,463

Total operating expenses	3,240,844	545,494	5,710,078	1,996,453

Other income (expense)
Income – Cancellation of debt	660,000	-	660,000	-
Interest income	6	6	46	18
Interest expense	(244,643)	(62,322)	(411,230)	(173,565)

Total other income (expense)	415,363	(62,316)	248,816	(173,547)

Accretion Expense	876,342	-	1,445,214	-

Net (loss) before taxes	(3,383,874)	(475,103)	(6, 350,159)	(2,025,409)

Provision for income taxes	-	-	-	-

Net (loss)	$(3,383,874)	$(475,103)	$(6, 350,159)	$(2,025,409)

Loss per share:
Basic and Diluted	$(0.244)	$(0.034)	$(0.465)	$(0.138)

Weighted average shares outstanding:
Basic and Diluted	13,858,030	14,156,119	13,655,021	14,659,614

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
	NINE MONTHS	NINE MONTHS
	ENDING	ENDING
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(6,350,159)	$(2,025,409)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	3,357,148	1,310,974
Accretion expense	1,451,237	155,229
Debt Cancellation income	(660,000)	-
Depreciation, depletion and amortization	894,366	89,275
Change in:
Accounts and note receivable	566,511	(132,763)
Prepaid expenses	(65,286)	(4,257)
Debt issuance costs	(720,450)	-
Increase on other assets	(21,406)	-
Accounts payable and accrued liabilities	(457,835)	195,298
Accounts payable - related party	(18,648)	281,250
Revenue payable – Participants	167,056	-
ARO	-	-
Interest payable	170,885	56,374
Net cash provided (used) in operating activities	(1,686,581)	(74,029)

Cash Flows From Investing Activities
Purchase property, plant, & equipment	(10,434)	-
Proceeds from sale of leases	86,400	-
Investment in oil and gas properties, net	(5,101,434)	(657,230)
Net Cash From Investing Activities	(5,025,468)	(657,230)

Cash Flows From Financing Activities
Proceeds from issuance of convertible Debt	8,465,288	-
Payment of promissory notes	(601,000)	-
Net cash provided by financing activities	7, 864,288	214,000

Net increase (decrease) in cash	1,152,239	(517,259)

Cash - beginning of period	63,252	518,281

Cash - end of period	$1,215,491	$1022

Supplemental disclosure of cash flow information:
Non cash transactions:
Common stock issued in acquisition of leases	$1,758,821	$-
Common stock issued in connection with promissory Notes	$56,000	$67,725
Warrants issued in connection with promissory notes	$914,449	$45,076
Beneficial conversion feature on promissory notes	$1,827,100	$-
Promissory Note issued for debt issuance cost	$(50,000)	$-
Liabilities assumed in purchase of oil and gas properties	$1,809,572	$-
Sale of oil and gas properties in exchange for note receivable	$990,000	$-
Capitalized interest cost	$32,335	$-

Interest paid	$244,643	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

NATURE OF BUSINESS

Torchlight Energy Resources, Inc. (“we,” “us,” and the “Company”) was incorporated in October 2007 under the laws of the State of Nevada as Pole Perfect Studios, Inc. (“PPS”).  From its incorporation to November 2010, the company was primarily engaged in business start-up activities.

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

At September 30, 2013, the Company had not yet achieved profitable operations, had accumulated losses of $11,772,455 since its inception and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of September 30, 2013 and December 31, 2012 no valuation allowance was considered necessary.

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

Capitalized interest - The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized.  During nine months ended September 30, 2013, the Company capitalized $47,312 of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption which is based on the unweighted arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs. The Company did not recognize impairment on its oil and gas properties during the quarter ended September 30, 2013, nor any prior period. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur.

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

Goodwill was $447,084 as of September 30, 2013 and December 31, 2012, and was acquired on November 23, 2010 in connection with the Company’s reverse acquisition (Note 1).

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

Subsequent events – The Company evaluated subsequent events through November 14, 2013, the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

Reclassifications – Certain amounts from the prior year have been reclassified to conform to the current year presentation. The reclassifications had no impact on total assets or the net loss.

4.

RELATED PARTY PAYABLES

As of September 30, 2013, related party payables consisted of accrued and unpaid compensation to our two executive officers totaling $90,000. The balance at September 30, 2013 consisted entirely of accrued compensation and travel expenses due to our executive officers and directors.

5.

COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of September 30, 2013 and December 31, 2012, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

6.

STOCKHOLDERS’ EQUITY

The Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series, to fix the number of shares constituting any such series, and to fix the rights and preferences of the shares constituting any series, without any further vote or action by the stockholders. As of September 30, 2013 there were no issued and outstanding shares of preferred stock and there were no agreements or understandings for the issuance of preferred stock.

During the quarter ended September 30, 2013, the Company issued 361,752 shares of Common Stock as compensation for services valued at $689,972.

During the quarter ended September 30, 2013, the Company issued 558,356 shares of Common Stock as acquisition of lease interests valued at $1,233,967.

During the quarter ended September 30, 2013 the Company issued 32,000 shares of Common Stock in conversions of convertible note principal of $56,000.

A summary of warrants outstanding as of September 30, 2013 by exercise price and year of expiration is presented below:

Exercise		Expiration Date in
Price	2014	2015	2016	2017	2018	Total

$ 1.75	80,000	855,000	1,235,714	-	-	2,170,714
$ 2.00	-	-	855,938	126,000	1,462,040	2,443,978
$ 2.09					100,000	100,000
$ 2.14					1,000,000	1,000,000
$ 2.50	225,000	50,000	-	-	-	275,000
$ 2.75			250,000			250,000
$ 2.82					38,174	38,174
$ 5.00	771,212	-	-	-	-	771,212
	1,076,212	905,000	2,341,652	126,000	2,600,214	7,049,078

At September 30, 2013 the Company had reserved 7,049,078 shares for future exercise of warrants.

Warrants issued in relation to the promissory notes issued (see note 9) were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued are as follows:

Risk-free interest rate	0.78%
Expected volatility of common stock	191% - 247%
Dividend yield	0.00%
Discount due to lack of marketability	30.00%
Expected life of warrant	3 years - 5 years

7.

CAPITALIZED COSTS

The following table presents the capitalized costs of the Company as of September 30, 2013 and December 31, 2012:

	2013	2012

Evaluated costs subject to amortization	$10,505,481	$3,435,918
Unevaluated costs	623,978	577,658
Total capitalized costs	11,129,459	4,013,576
Less accumulated depreciation, depletion and amortization	(1,446,256)	(551,890)
Net capitalized costs	$9,683,203	$3,461,686

Unevaluated costs as of September 30, 2013 consisted of $623,978 associated with the Company’s interest in the Coulter #1 well.  The Coulter #1 wells is undergoing production and test operations with the goal of removing sufficient water from the wellbore to allow production of natural gas.  The unevaluated costs as of December 31, 2012 consisted entirely of the Company’s interest in the Coulter #1 well.

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

As of September 30, 2013, the Company had federal net operating loss carryforwards of approximately $7.1 million available to offset future taxable income, and has incurred additional taxable losses during 2013.  These loss carryforwards will expire in various years through 2031, if not previously utilized. Utilization of these net operating loss carryforwards is dependent, in part, on generating sufficient taxable income prior to the expiration of such loss carryforwards.  In addition, the Company’s ability to utilize its net operating loss carryforwards may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

9.

 PROMISSORY NOTES

On December 18, 2012, the Company exchanged $412,500 of outstanding convertible promissory notes for new 12% Series A Secured Convertible Promissory Notes (“12% Notes”) described below.  The 12% Notes were issued as part of a larger offering with senior liens on the Company’s oil and gas properties.  In order to induce the holders of the previously outstanding convertible promissory notes to exchange such promissory notes and to relinquish their priority liens on the Company’s oil and gas properties in favor of all 12% Convertible Promissory Note holders, the Company agreed to grant the note holders a total of 235,714 four year warrants to purchase common stock at $1.75 per share, valued at $240,428, and 235,714 four year warrants to purchase common stock at $2.00 per share, valued at $233,357.  The total of these warrants, $473,785, is reflected as debt issuance costs on the balance sheet as of December 31, 2012, as these costs relate to the larger offering of 12% Convertible Promissory Notes.

On December 18, 2012, the Company issued $690,000 of 12% Notes to new investors.  Together with the conversion described above, there was $1,102,500 of principal amount outstanding as of December 31, 2012.  The 12% Notes are due and payable on March 31, 2015 and provide for conversion into common stock at a price of $1.75 per share and include the issuance of 8,000 warrants for each $70,000 of principal amount purchased.  The warrants carry a five year term and have an exercise price of $2.00 per share.  They were valued at $137,340, which is reflected as a discount on the 12% Notes, to be amortized over the life of the debt under the effective interest method.  Since the conversion price on the 12% Notes was below the market price of the Company’s common stock on the date of issuance, this constitutes a beneficial conversion feature.  The amount is calculated as the difference between the market price of the common stock on the date of closing and the effective conversion price as adjusted by the discount for the warrants issued.  The amount of the beneficial conversion feature was $390,600, and is also reflected as a discount on the 12% Notes.  The fair value of the 12% Notes is determined utilizing Level 2 measurements in the fair value hierarchy.

During the quarter ended June 30, 2013, the Company issued an additional $4,205,850 in principal value of 12% Notes.  Such notes carry the same terms as described above.  In connection therewith, the Company also issued a total of 480,669 five-year warrants to purchase common stock at an exercise price of $2.00 per share.  The value of the warrant shares was $432,602 and the amount recorded for the beneficial conversion feature was $1,233,930.  These amounts were recorded as a discount on the 12% Notes.  In addition, the Company engaged a placement agent to source investors for the majority of these additional notes.  This placement agent was paid a fee of 10% of the principal amount of the notes.  The placement agent also received 240,345 warrants to purchase common shares at $2.00 per share for a period of three years, valued at $187,469.  All the amounts paid to the placement agent have been included in debt issuance costs and will be amortized into interest expense over the life of the 12% Notes.

During the quarter ended September 30, 2013, the Company issued and additional $2,463,488 in principal value of 12% Notes.  Such notes carry the same terms as described above.  In connection therewith, the Company also issued a total of 281,542 five-year warrants to purchase common stock at an exercise price of $2.00 per share.  The value of the warrant shares was $467,361 and the amount recorded for the beneficial conversion feature was $1,806,238.  These amounts were recorded as a discount on the 12% Notes.  In addition, the Company engaged a placement agent to source investors for the majority of these additional notes.  This placement agent was paid a fee of 10% of the principal amount of the notes plus a non-accountable expense reimbursement up to 2% of the principal raised by the agent.  The placement agent also received 30,679 warrants to purchase common shares at $2.00 per share for a period of three years, valued at $43,257.  All the amounts paid to the placement agent have been included in debt issuance costs and will be amortized into interest expense over the life of the 12% Notes.

The 12% Notes have a first priority lien on all of the assets of the Company.  The Company was previously required to set aside in a separate account, an amount of funds equal to the (x) outstanding principal amount of each 12% Note divided by the total number of full calendar months after the date of issuance of that 12% Note until the maturity date, plus (y) the annual amount of simple interest to accrue on the outstanding principal amount of that 12% Note divided by 12.    The sinking fund requirement was waived by the note holders during the quarter that ended September 30, 2013.

10.

ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through September 30, 2013:

Asset retirement obligation – January 1, 2011	$-
Estimated liabilities recorded	10,828
Accretion expense	541
Asset retirement obligation – December 31, 2011	11,369
Adjustment to estimated liability	693
Accretion expense	552
Asset retirement obligation – December 31, 2012	12,614
Adjustment to estimated liability	-
Accretion expense	346
Asset retirement obligation – March 31, 2013	$12,960
Accretion expense	346
Asset retirement obligation – June 30, 2013	$13,306
Accretion Expense	$345
Asset retirement obligation – September 30, 2013	$13,651

11.

SUBSEQUENT EVENTS

Subsequent to September 30, 2013, the Company issued an additional $2.9 million in 12% Series A Secured Convertible Promissory Notes, with the same terms and maturity dates described in Note 9.  The Company continued to sell 12% convertible promissory notes until October 31, 2013 when the offering terminated.  Substantially all of these notes were sold through a placement agent and carried placement fees and debt issuance costs similar to those described in Note 9.

On October 15, 2013, the Company entered into a Development Agreement with Ring Energy, Inc. for the development of an area of mutual interest located in the Kansas counties of Gray, Finney and Haskell.  Under the terms of the agreement, Torchlight is responsible to drill ten wells to its account for a 50% Working Interest in the 17,000 acres currently under lease by Ring Energy.  The total amount of drilling capital needed for the ten well program is expected to be around $6.2 million.  Once Torchlight reaches $6.2 million in capital spending, we earn our 50% Working Interest in the entire play.  Thereafter, all drilling costs are equally borne by each entity respective of their Working Interest.  Well locations have been selected for the first five wells, and drilling operations are expected to commence in December 2013.

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

On April 15, 2011, TEI exercised its option to continue with the development program in Marcelina Creek by committing to the second well in the program (the first vertical development location well), the Johnson #4 well.  We paid to Bayshore the $50,000 rig move in and paid drilling and completion costs of approximately $1.6 million for a 75% working interest in the well.  We also paid $200,000 when the well was completed pursuant to the contract.  A rig was contracted and moved in to drill the well and drilling operations began in July 2011.  The well encountered several pay zones and an attempt to complete in the Buda Formation was made.  We have encountered several mechanical and pump problems with the well which has delayed completion.  After correcting the mechanical problems, in February 2012 the well was acidized (a technique involving pumping hydrochloric acid into the well under high pressure to reopen and enlarge the pores in the oil-bearing formations), and subsequently we have seen more stabilized flow in the well.  Although the well is producing, we are contemplating either a lateral buda or re-perforating the entire Buda zone in an effort to increase production.

On December 31, 2010 TEI executed an agreement with Bayshore for an extension of its drilling obligation deadline under the Participation Agreement.  As a condition for the extension we paid to Bayshore $50,000 and issued it 10,000 shares of our common stock.  As additional consideration, Bayshore is no longer obligated to pay its proportionate share of completion costs on the third well (the second vertical well) under the Participation Agreement.  As of December 2012, we have paid Bayshore $50,000 for the rig move in fees for the third obligation well.  We have entered into extension agreements with Bayshore, pursuant to which, by April 17, 2013 we are required to have paid 100% of the drilling, testing and completion costs of the third well.  We are also obligated to pay the equipping or abandoning costs, as the case may be, and thereafter, $200,000 of the acquisition fee for the third well.  Also pursuant to the extension agreements, in February 2013 we agreed to issue a total of 20,000 restricted shares of common stock to Bayshore principals and have paid, in advance, $150,000 as the portion of the leasehold money that becomes due and payable at the completion or plug and abandonment of the third well.  For the third well, TEI was responsible for 100% of the total drilling costs and 100% of the completion costs, for a 75% working interest in the well.  Drilling operations began the third week of May and the well was successfully completed at the end of June 2013.  Subsequent to the quarter end June 30, 2013, the well tested with rates of 200 barrels of oil per day.  Total estimated costs of the well, including contingent amounts for unexpected problems that may or may not be encountered in drilling operations, are $3.5 million.  Actual well costs, including costs subsequent to the quarter, are $2.94 million. If we continue with the fourth well contemplated by the Participation Agreement, TEI is obligated to pay Bayshore $50,000 at rig move in and $150,000 when the well is completed or plugged and abandoned.  For the fourth well, we will be responsible for 100% of the total drilling costs and 75% of the completion costs (with Bayshore to pay 25% of the completion costs), for a 75% working interest in the well.  TEI will also receive a 75% working interest on any subsequent wells drilled outside of the Johnson unit, with work to be done, as and when proposed, on a pro rata basis.

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

Pursuant to the Coulter Agreement, we acquired a 34% working interest and a 25.5% net revenue interest from La Sal’s interest in the John Coulter #1-R for the purchase price of $350,000, which was to be applied to 100% of the costs of a fracture stimulation treatment on the well.  Under the agreement, we had options to purchase additional working interests up to a total of 45%.  We exercised the first option and purchased an additional 6% for $50,000, bringing our working interest to 40% and our net revenue interest to 30%.  Our option to purchase an additional 5% working interest can be exercised by the payment of $50,000 within 30 days of first commercial production from the well.  If commercial production is established, the net revenue split will be 80% to us and 20% to La Sal until net revenue totals $437,500, after which the net revenue will be split according to the interests in the well.  Expenses above the initial $350,000 will be split according to the working interests in the well.  Our total investment in the project, including fracture stimulation, subsequent testing, purchase of additional interests and capitalized interest, amounted to $609,001 as of September 30, 2013.

The Coulter #1-R was a replacement well drilled by La Sal for the Coulter #1 which had mechanical problems caused by split casing.  In February 2012 the well was fracture stimulated.  The results were encouraging and the well appears to be capable of commercial gas production.  However, the well is still recovering fluid and has not yet been hooked up to a nearby pipeline for production.  The source of the fluid has not been conclusively determined.  It may be recovery of drilling and/or fracture stimulation fluid or may be entering the wellbore from one or more downhole formations or an adjacent wellbore in the field.  We are continuing to flow fluid from the well and the well is periodically shut–in for pressure build up tests.  We have cemented off the split casing in the Coulter #1 well and are conducting tests to determine productivity.   We have begun discussions with the gas gatherer in the area and are working on completing the gas contract and the well.  No activity has occurred in the third quarter as we continue to explore our options for this property.

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

The Smokey Hills acquisition included approximately 10,000 gross acres and a well, the Hoffman 1-H within the greater Lindsborg Field area.  Our working interest is nearly 18%.  Wells had been drilled vertically in the 1960’s to present at depths of less than 4,000 feet looking for production from Mississippian carbonated fractured reservoirs.  The Hoffman well, which was drilled laterally 4,200 feet, had not been fracked.  Core analysis and logs indicated good porosity at 14 to 22%. Following our acquisition, the well was hydraulically fractured, but the results were disappointing.  We presently are evaluating our next efforts to monetize the investment of nearly $940,000.  Allocated costs are high due to the large acreage position.   We are planning to drill a ten well program late Q4 or early Q1 to evaluate the possibility of producing the formation in a traditional vertical method.  Of the 800 wells of interest in the area, all were produced vertically and in economic quantities.

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

Subsequent to the above, we have identified a shallow sandstone that could potentially be productive.  As previously planned, we tested this formation, and although there were hydrocarbons present, they are not in sufficient quantities to be economic. Therefore, we have elected to plug and abandon this well bore.

While doing the due diligence for the above projects, we met with the operator of the Hancock and Robinson well, Husky Ventures of Oklahoma City.  At that time Husky had completed 17 successful wells in the Hunton formation and was expanding its acreage position.  We were able to negotiate a 15% working interest in approximately 3,700 acres in the Cimarron Area of Logan County in May 2013.  Within a week the Boeckman #1-H well was spud and was subsequently completed and fracture stimulated in July.  At present the well is “unloading” but initial results are exceeding our expectations, and after only 14 days of returning the frac fluids injected, the well is making 275 barrels of oil per day and over 500 thousand cubic feet of gas per day.  The Boeckman well continues to produce nicely at a rate of 175 barrels of oil per day and over 675 thousand cubic feet of gas per day.  The well has produced significant income to date, however, as of September 30, 2013 Torchlight has yet to be paid on its oil and gas revenue from this well. Estimated revenue to September 30, 2013 is accrued based on production reports.

The Company acquired a working interest in the Boeckman #1-H well and subsequently sold part of its ownership in the Boeckman well for $990,000. The purchaser executed a promissory note dated May 1, 2013 for the purchase. The Company has collected the balance in full as of the date of these financial statements. The Company agreed to a preferential payout to the purchaser equal to 50% of his acquired interest. Revenue payable to the investor based on estimated revenue to September 30 has been accrued at 9/30/13.

In the third quarter, Torchlight acquired from a third party for stock, a 15.3% working interest in 5011+/- acres in the Chisolm Trail AMI with Husky Ventures Inc. as the operator.  This acquisition will allow Torchlight to participate in 60+ gross wells in the coming two years.  This acquisition along with the previous acreage position in the Cimarron Trail will give Torchlight 80+ drilling locations in the entire play.  It is our intention to continue to increase this position through advanced leasing and forced pooling.

At the end of Q3, in addition to the producing Boeckman well, our operator Husky Ventures Inc. was actively drilling four wells in which Torchlight owned an interest.  Two of these wells, we financed by a third party, whereby they paid 100% of the costs and we retained a small ORRI and a small working interest.  The second two, we paid our AFE directly and we are participating in these wells based on our pro-rated working interest.  By year end we will likely be participating in two to four more wells in this play with 30 to 40 wells planned for 2014.

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

Historical Results for the Nine Months Ended September 30, 2013 and 2012

Revenues and Cost of Revenues

For the nine months ended September 30, 2013, we had production revenue of $837,901 compared to $550,525 of production revenue for the nine months ended September 30, 2012.  During the first half of 2013, production began a natural decline in both the Johnson #1-BH and the Johnson #4 wells. Refer to the table of production and revenue for 2013 included below.  Our cost of revenue, consisting of lease operating expenses and production taxes, was $314,662, and $405,934 for the nine months ended September 30, 2013 and 2012, respectively.

We recorded depreciation, depletion and amortization expense of $894,366 for the nine months ended September 30, 2013.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2013 and 2012 were $4,815,712 and $1,907,990, respectively. Our general and administrative expenses consisted of compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees and other general corporate expenses.  The increase in general and administrative expenses for the nine months ended September 30, 2013 compared to 2012 is primarily related to higher consulting costs and compensation incurred during the latter period as the Company has grown and increased operations.

Historical Results for the Three Months Ended September 30, 2013 and 2012

Revenues and Cost of Revenues

For the three months ended September 30, 2013, we had production revenue of $430,782 compared to $274,896 of production revenue for the three months ended September 30, 2012.  During the first half of 2013, production began a natural decline in both the Johnson #1-BH and the Johnson #4 wells. Refer to the table of production and revenue for 2013 included above. Our cost of revenue, consisting of lease operating expenses and production taxes, was $136,607 and $142,189 for the three months ended September 30, 2013 and 2012, respectively.

We recorded depreciation, depletion and amortization expense of $539,782 for the three months ended September 30, 2013.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2013 and 2012 were $2,701,062 and $457,031, respectively. Our general and administrative expenses consisted of compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees and other general corporate expenses.  The increase in general and administrative expenses for the three months ended September 30, 2013 compared to 2012 is primarily related to higher consulting costs and compensation incurred during the latter period as the Company has grown and increased operations.

Liquidity and Capital Resources

As September 30, 2013, we had working capital of $(193,365), current assets of $1,805,509 consisting of cash, accounts receivable and prepaid expenses and total assets of $13,028,612 consisting of current assets, investments in oil and gas properties and goodwill. As of September 30, 2013, we had current liabilities of $1,998,874, consisting of the balance due on acquisition of properties of $852,931, accounts payable, payables to related parties, notes payable and accrued interest and stockholders’ equity was $6,327,628.

Cash flow used in operating activities for the nine months ended September 30 2013, was $1,686,581 compared to $74,029 for the nine months ended September 30, 2012. Cash flow used in operating activities during 2013 can be primarily attributed to net losses from operations, which consists primarily of general and administrative expenses, a substantial portion of which are non-cash in nature, offset by increases in accounts and note receivable and increases in accounts payable. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flow used in investing activities for nine months ended September 30, 2013 was $5,025,468 compared to $657,230 for the nine months ended September 30, 2012.  Cash flow used in investing activities consists primarily of oil and gas investments in the Johnson wells in the Marcelina Creek Field and the Oklahoma properties acquired during the nine months ended September 30, 2013.

Cash flow provided by financing activities for the nine months ended September 30, 2013 was $7,864,288 as compared to $214,000 for the nine months ended September 30, 2012.  Cash flow provided by financing activities in 2013 consists of convertible promissory notes issued for cash, net of repayments of debt.  We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such we will require additional debt or equity financing. Subsequent to September 30, 2013, we received net proceeds of approximately $2.9 million from the sale of additional 12% convertible promissory notes, but these proceeds will not be sufficient to fund all of our proposed drilling operations and operating needs during 2013 and 2014. We will seek additional financing to meet these plans and needs.  We face obstacles in continuing to attract new financing due to our history and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

We do not expect to pay cash dividends in the foreseeable future.

Commitments and Contingencies

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time.  As of September 30, 2013 and December 31, 2012, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

We currently have interests in three oil and gas projects, the Marcelina Creek Field Development in Wilson County, Texas, the Coulter Field in Waller County, Texas, and projects in Logan and Kingfisher counties, Oklahoma.  See the description under “Current Projects” above for more information and disclosure regarding commitments and contingencies relating to these projects.  During the three months ended June 30, 2013, the Company signed an Authority for Expenditure to drill the third well in the Marcelina Creek Field, the Johnson #2, and the drilling was completed on July 31, 2013.  Total estimated costs of the well, including contingent amounts for unexpected problems that may or may not be encountered in drilling operations, are approximately $3.0 million.

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

At September 30, 2013, we had not yet achieved profitable operations and had accumulated losses of $11,772,455.  We expect to incur further losses in the development of our business, which casts substantial doubt about our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management’s plan to address our ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure of Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2013.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

On September 9, 2013, we appointed a full-time Chief Financial Officer, which may be deemed a change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The addition of this full-time accounting employee should (i) create more segregation of duties within accounting functions, which is a basic internal control, (ii) provide expertise internally in the key functional areas of finance and accounting, (iii) reduce our reliance on outside contractors and other resources in the areas of finance and accounting, (iv) aid us in properly implementing control procedures and (v) reduce the risk of management override of controls over financial reporting. We will continue to monitor the effects the addition of our Chief Financial Officer has on our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2013, we issued 50,000 shares of restricted common stock and granted 50,000 warrants to purchase shares of common stock as consideration for consulting services.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of securities issued.

In September 2013, we issued 250,000 shares of restricted common stock and granted 250,000 warrants to purchase shares of common stock as consideration under a consulting agreement.  The warrants have an exercise price of $2.75 and a term of three years.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors:  (i) the issuances of the securities were isolated private transactions; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of securities issued.

In September 2013, we issued 558,356 shares of common stock as consideration for mineral lease acquisition.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of securities issued.

During the third quarter of 2013 we issued 111,752 shares of restricted common stock to four parties for consulting services.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuances of the securities were isolated private transactions; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of securities issued.

During the third quarter of 2013, 38,174 warrants to purchase common stock were issued in connection with a working interest owner investment.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors:  (i) the issuances of the securities were isolated private transactions; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of securities issued.

During the third quarter of 2013, we issued 490,000 warrants to officers as consideration for services.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors:  (i) the issuances of the securities were isolated private transactions; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of securities issued.

During the third quarter of 2013, we issued 100,000 warrants to Roger Wurtele, CFO, in connection with an employment agreement.  Additional warrants are issuable to Mr. Wurtele if and when the company’s net production reaches specified levels.  The valuation of those future warrants computed under the Black Scholes model as if they were all issued on September 30, 2013 is $360,000.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors:  (i) the issuances of the securities were isolated private transactions; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of securities issued.

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

10.2	Purchase and Sale Agreement between Torchlight Energy, Inc. and Xtreme Oil and Gas, Inc. effective April 1, 2013. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2013.) *
10.3	Employment Agreement with Thomas Lapinski (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *
10.4	Employment Agreement with John A. Brda (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *
10.5	Employment Agreement with Roger Wurtele (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *
10.6	Amendment to Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *
10.7	Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *
10.8	Development Agreement between Ring Energy, Inc. and Torchlight Energy Resources, Inc. (Incorporated by reference from Form 8-K filed with the SEC on October 22, 2013.) *
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

Torchlight Energy Resources, Inc.

Date: November 14, 2013	/s/ Thomas Lapinski
By: Thomas Lapinski
Chief Executive Officer