Form 10-K
period 2013-12-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2014-03-31
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013.

      .Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _______ to _______.

Commission file number: 000-53473

Torchlight Energy Resources, Inc.

(Exact name of registrant in its charter)

Nevada	74-3237581
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
Organization)

5700 W. Plano Parkway, Suite 3600

Plano, Texas 75093

(Address of principal executive offices)

(214) 432-8002

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock ($0.001 Par Value)

(Title of Each Class)

NASDAQ

(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:

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

At June 30, 2013, the aggregate market value of shares held by non-affiliates of the registrant (based upon 8,242,315 shares held by non-affiliates on June 30, 2013) was approximately $16,402,207.

At March 20, 2014, there were 18,270,408 shares of the registrant’s common stock outstanding (the only class of common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with the company's ability to obtain additional capital in the future to fund planned expansion, the demand for oil and natural gas, general economic factors, competition in the industry and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Torchlight Energy Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

TABLE OF CONTENTS

PART I

PART I

ITEM 1.  BUSINESS

Corporate History and Background

Torchlight Energy Resources, Inc. was incorporated in October 2007 under the laws of the State of Nevada as Pole Perfect Studios, Inc. (“PPS”).  From its incorporation to November 2010, the company was primarily engaged in business start-up activities.

On November 23, 2010, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) between the major shareholders of PPS and the shareholders of Torchlight Energy, Inc. (“TEI”).  As a result of the transactions effected by the Exchange Agreement, at closing TEI became our wholly-owned subsidiary, and the business of TEI became our sole business.  TEI is an exploration stage energy company, incorporated under the laws of the State of Nevada in June 2010.  We are engaged in the acquisition, exploration, exploitation and/or development of oil and natural gas properties in the United States.  In addition to TEI, we also operate our business through Torchlight Energy Operating, LLC, a Texas limited liability company and wholly-owned subsidiary.

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

Business Overview

Our business model is to focus on drilling and working interest programs within the United States that have a short window of payback, a high internal rate of return and proven and bookable reserves.  We currently have interests in four oil and gas projects, which projects are described in more detail below in the section titled “Current Projects.”  We anticipate being involved in multiple other oil and gas projects moving forward, pending adequate funding.  We anticipate acquiring exploration and development projects primarily as a non-operating working interest partner, participating in drilling activities primarily on a basis proportionate to the working interest.  We intend to spread the risk associated with drilling programs by entering into a variety of programs in different fields with differing economics.

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

Key Business Attributes

Experienced People.  We build on the expertise and experiences of our management team, including Thomas Lapinski, John Brda, Willard McAndrew and Roger Wurtele.  We will also receive guidance from outside advisors and will align with high quality exploration and technical partners.

Project Focus. We are focusing on low risk exploitation projects by pursuing resources where commercial production has already been established but where opportunity for additional and nearby development is indicated.

Lower Cost Structure.  We will attempt to maintain the lowest possible cost structure, enabling the greatest margins and providing opportunities for investment that would not be feasible for higher cost competitors for lower-risk, valuable projects.

Limit Capital Risks.  Limited capital exposure is planned initially to add value to a project and determine its economic viability.  Projects are staged and have options before additional capital is invested. We will limit our exposure in any one project by participating at reduced working interest levels, thereby being able to diversify with limited capital. Management has experience in successfully managing risks of projects, finance, and value.

Partnering for Excellence.  Partnering with highly select and experienced vendors provides ongoing access to external perspectives, new project opportunities, specialization, networks, operations support, and the ability to test continuously for more effective and cost efficient services.

Project Focus

Generally, we will focus on lower risk exploitation projects (primarily for oil, although gas projects will be considered if the economics are favorable).  Projects are first identified, evaluated, and then we will secure a third party operating or financial partner. Subject to overall availability of capital, our interest in large capital projects will be limited.  Each opportunity will be investigated on a standalone basis for both technical and financial merit.   High risk exploration prospects are less favored than low risk exploitation.  We will, however, consider high risk-high reward exploration in connection with exploitation opportunities in a project that would reduce the overall project economic risk.  We will consider such projects on their individual merits, and we expect them to be a minor part of our overall portfolio.

We will be actively seeking quality new investment opportunities to sustain our growth, and we believe we will have access to many new projects.  The sources of these opportunities will vary but all will be evaluated with the same criteria of technical and economic factors.  With a focus on development rather than higher risk exploration projects, it is expected that projects will come from the many small producers who find themselves under-funded or over-extended and therefore vulnerable to price volatility.  The financial ability to respond quickly to opportunities will ensure a continuous stream of projects and will enable us to negotiate from a stronger position to enhance value.

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

Current Projects

We currently have interests in five oil and gas projects, the Marcelina Creek Field Development in Wilson County, Texas, the Coulter Field in Waller County, Texas, the Smokey Hills Prospect in McPherson County, Kansas, the Ring Energy Joint Venture in Southwest Kansas and the Hunton play in partnership with Husky Ventures in Central Oklahoma.

Marcelina Creek Field Development.

On July 6, 2010, TEI entered into a participation agreement with Bayshore Operating Corporation, LLC (“Bayshore”), which is currently the holder of an oil, gas and mineral lease covering approximately 1,045 acres in Wilson County, Texas, known as the Marcelina Creek Field Development.  The Participation Agreement provides for the drilling of four wells. Three of the obligation wells have been drilled.  The first three wells include a horizontal re-entry well known as the Johnson-1-H, a vertical well known as the Johnson #4, and a lateral well known as the Johnson #2-H.  These three wells are presently producing a total of approximately 150 BOPD.  The remaining well is to be a vertical development well at a location to be determined within the existing lease.

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

Coulter Field

In January 2012, we entered into a farm-in agreement, titled the “Coulter Limited Partnership Agreement” (the “Coulter Agreement”), with La Sal Energy, LLC (“La Sal”).  La Sal owns a 100% working interest and a 75% net revenue interest in approximately 940 acres of oil, gas and mineral leases in Waller County, Texas, on which the well known as “John Coulter #1-R” is located. This well is adjacent to the Katy Field, located on its northwestern updip edge, which produces primarily from the Wilcox Sparks formation.

Pursuant to the Coulter Agreement, we acquired a 34% working interest and a 25.5% net revenue interest from La Sal’s interest in the John Coulter #1-R for the purchase price of $350,000, which was to be applied to 100% of the costs of a fracture stimulation treatment on the well.  Under the agreement, we had options to purchase additional working interests up to a total of 45%.  We exercised the first option and purchased an additional 6% for $50,000, bringing our working interest to 40% and our net revenue interest to 30%.  Our option to purchase an additional 5% working interest can be exercised by the payment of $50,000 within 30 days of first commercial production from the well.  If commercial production is established, the net revenue split will be 80% to us and 20% to La Sal until net revenue totals $437,500, after which the net revenue will be split according to the interests in the well.  Expenses above the initial $350,000 will be split according to the working interests in the well.  Our total investment in the project, including fracture stimulation, subsequent testing, purchase of additional interests and capitalized interest, amounted to $639,609 as of December 31, 2013.

The Coulter #1-R was a replacement well drilled by La Sal for the Coulter #1 which had mechanical problems caused by split casing.  In February 2012 the well was fracture stimulated.  The results were encouraging and the well appears to be capable of commercial gas production.  However, the well is still recovering fluid and has not yet been hooked up to a nearby pipeline for production.  The source of the fluid has not been conclusively determined.  It may be recovery of drilling and/or fracture stimulation fluid or may be entering the wellbore from one or more downhole formations or an adjacent wellbore in the field.  We are continuing to flow fluid from the well and the well is periodically shut–in for pressure build up tests.  We have cemented off the split casing in the Coulter #1 well and are conducting tests to determine productivity.   We have begun discussions with the gas gatherer in the area and are working on completing the gas contract and the well.  No activity has occurred in the fourth quarter as we continue to explore our options for this property.

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

The Smokey Hills acquisition included approximately 10,000 gross acres and a well, the Hoffman 1-H within the greater Lindsborg Field area.  Our working interest is nearly 18%.  Wells had been drilled vertically in the 1960’s to present at depths of less than 4,000 feet looking for production from Mississippian carbonated fractured reservoirs.  The Hoffman well was drilled laterally 4,200 feet and fracking had not been completed at the time of our acquisition of the project.  Core analysis and logs indicated good porosity at 14 to 22%. Following our acquisition, the well was hydraulically fractured, but the results were disappointing.  We presently are evaluating our next efforts to monetize the investment of nearly $940,000.  Allocated costs are high due to the large acreage position.   We are planning to drill a ten well program late Q2 or early Q3 to evaluate the possibility of producing the formation in a traditional vertical method.  Of the 800 wells of interest in the area, all were produced vertically and in economic quantities.

The Ring Energy Joint Venture, Southwest Kansas

In October 2013, we entered into a Joint Venture agreement with Ring Energy.  The agreement called for us to provide for $6.2 million in drilling capital to, in effect, match Ring Energy’s expenditures for leasing.  In exchange for this commitment, we would receive a 50% interest in each well bore drilled and the acreage unit it held, until we had spent $6.2 million.  At such time, we would then receive a 50% Working Interest in the entire lease block consisting of 17,000 +/- acres.  We were to provide $3.1 million in advance of the program commencing, which would cover approximately 5 wells to be drilled and completed.  Once the initial five wells are completed, we and Ring would evaluate the program and the drilling activity and determine if another five wells are to be drilled.  Should we continue with the program, we would then deposit another $3.1 million with Ring for drilling and completion of the next five wells.

We have made the initial $3.1 million deposit and the first five well drilling program is currently underway.

Hunton Play, Central Oklahoma

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

While doing the due diligence for the above projects, we met with the operator of the Hancock and Robinson well, Husky Ventures of Oklahoma City.  At that time Husky had completed 17 successful wells in the Hunton formation and was expanding its acreage position.  We were able to negotiate a 15% working interest in approximately 3,700 acres in the Cimarron Area of Logan County in May 2013.  Within a week the Boeckman #1-H well was spud and was subsequently completed and fracture stimulated in July.  At present, the Boeckman well continues to produce at a rate of 85 barrels of oil per day and 450 thousand cubic feet of gas per day. We acquired a working interest in the Boeckman #1-H well and subsequently sold part of our ownership in the Boeckman well for $990,000. The purchaser executed a promissory note dated May 1, 2013 for the purchase. We have collected the balance in full as of the date of these financial statements. We agreed to a preferential payout to the purchaser equal to 50% of his acquired interest.  The agreement was amended in the first quarter of 2014 to include our agreement to advance funds under a note receivable from the purchaser to be repaid from the purchaser’s revenue preference subsequent to October, 2014.  Revenue payable to the investor based on revenue to December 31, 2013 has been accrued in the accompanying financial statements.

In the third quarter of 2013, we acquired from a third party for stock, a 15.3% working interest in 5011+/- acres in the Chisolm Trail AMI with Husky Ventures Inc. as the operator.  This acquisition will allow us to participate in 60+ gross wells in the coming two years.  This acquisition along with the previous acreage position in the Cimarron Trail will give us 80+ drilling locations in the entire play.  It is our intention to continue to increase this position through advanced leasing and forced pooling.

At the end of November 2013, in addition to the producing Boeckman well, our operator Husky Ventures Inc. was actively drilling four wells in which we owned an interest.  Two of these wells, we financed by a third party, whereby they paid 100% of the costs and we retained a small ORRI and a small working interest.  The second two, we paid our AFE directly and we are participating in these wells based on our pro-rated working interest.  In the fourth quarter of 2013 we entered into our 3rd Area of Mutual Interest (AMI) with Husky Ventures, the Viking Prospect.  This AMI covers four townships in size and currently there is over 5,000 acres under lease.  We own a 25% Working Interest in the project.  Leasing is continuing monthly and recently, Husky has spud the first two wells in the AMI.  In January of 2014, we again elected to continue to expand in the Hunton Play with Husky Ventures.  We again contracted for a 25% Working Interest in an AMI consisting of eight townships in South Central Oklahoma.  There is an active leasing program in this AMI as well with over 5,000 acres under lease.  We expect to spud our first well in this AMI by July of 2014.  Lastly, in February of 2014, we picked up a 10% Working Interest in a well in the Prairie Grove AMI that is currently drilling.  We picked up this interest from a non-consenting third party who elected not to participate in the well.  Currently, we are actively producing, drilling, fracking, or flowing back in twenty-two wells across all of our AMI’s with Husky Ventures.

Salt Water Disposal Facility

As part of the Xtreme transaction we also acquired a 22.5% net royalty on a salt water disposal facility in Seminole, Oklahoma.  No value was placed on the facility due to operational uncertainty.  The facility which was newly commissioned in January 2013 is a state of the art disposal facility which can handle 20,000 barrels of produced and injected fluids per day.  Oil and gas wells produce large quantities of saltwater that must be trucked and disposed of at a cost to the producer.  During the second quarter, the facility averaged only approximately 2,000 barrels of fluids per day. But with increasing activity in the area, we anticipate that volume increasing in the future.  With only a royalty, we have no working interest and are therefore not responsible for any operating expenses.  We do however have the right to a working interest of 37.5% when the original investors in the facility receive a payout of their investment.

Project Prospects

We have an ongoing process to identify specific projects that we will consider investing in, pending our ability to obtain adequate funding.  We have not yet conducted thorough due diligence on any project prospect, nor had we made any significant commitments on any new projects as of December 31, 2013, beyond the continued involvement and expansion of our current projects with our partners.  There is no assurance we will choose to invest in any of these projects, if and when adequate funding becomes available.

Industry and Business Environment

Our industry and its business environment have been altered during the last decade and in particular since Torchlight was founded in early 2010.  Population in the US has increased by nearly 40 million people in the last decade.  Yet our demand for crude oil has remained relatively constant at slightly less than 20 million barrels per day. When Torchlight was founded in 2010 over one-half of US crude oil daily requirements were imported; with a significant amount from non-North American sources.  The industry was also just beginning to see production from shale resource plays make an impact and a “land rush” to acquire mineral leases was exploding.  The “Shale Gale”, as some in the industry call it was just starting to gain momentum.  In particular resource plays in the Bakken formation of North Dakota, the Eagle Ford formation in Texas and the Marcelius of the Eastern U.S. drew industry attention.  Acreage costs skyrocketed and huge deals such as the Marathon Oil-Hillcorp acquisition made headlines.

Since then, the industry has steadily increased the number of wells drilled and improved completion techniques, increasing production, and lowered capital requirements.  The Bakken formation and the Eagle Ford formation now each produce 1 million barrels of oil per day to add to our domestic supply.  With additional secure domestic supply this has allowed the US to significantly reduce its reliance on non-North American crude sources, namely the Middle East.

Industry sources that look at long term planning forecast that the “Shale Gale” could provide secure domestic supplies well into the mid 21st century and further reduce our need to import non-North American crude. Added to this is the Keystone Pipeline Project from Canada which is under construction in several states.  It will bring crude oil extracted from tar sands in Alberta Province to US refineries.  Federal approval is needed however to make the international link between the US and Canada. This flood of activity in the resource plays provides opportunities to Torchlight.  The conventional plays, or exploitation plays such as our Hunton projects are avoided by the resource players creating a vacuum into which we can selectively locate and exploit at reasonable costs.  Projects in plays where production has previously been proven, infrastucture exists and entry costs are modest will provide Torchlight a platform for additional growth in the future.  Our projects in the Hunton in Oklahoma, the Mississippian formations in Kansas, and the Marcelina Creek block in Texas are examples of such opportunities. Additional opportunities come as leases that had not been drilled come available.  With the land rush by companies to acquire lease several years ago not all could be drilled and converted to production, they will create an inventory of leases from which to select. As for natural gas, Torchlight’s focus has been on liquids-rich projects but should the opportunity present itself for a gas project it will be considered.  Natural gas resource plays such as the Marcelius in the Eastern US provide huge resource potential in the densely populated area.  Gas prices parallel weather and with the cold winter of 2013 and the subsequent very cold weather of early 2014 gas prices have escalated to unprecedented amounts. Longer-term gas production will be increasing as the resource plays are drilled.  There is now the opportunity for the industry to develop an export strategy for the gas which would receive a short-term spike in prices since world gas prices are more than  50 percent greater than domestic gas prices.  However we believe that in the longer term prices will stabilize much as they are now with spikes in prices based on weather. In summary, we believe that demand in the US will show only slight growth as more efficient auto engines and alternative fuels offset population growth.  Prices for crude oil will be reasonably stable but subject to external international incidents.  Increased gas markets, such as exports may create opportunites for small gas projects in which Torchlight could participate.  As the larger plays keep their focus on the resource plays the opportunities in conventional plays will remain, providing Torchlight with a pipeline of projects to evaluate.  Lastly should the opportunity to expand into the resource plays we will have the benefit, without the cost, of the experience the industry has gained in the last years.

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

•

limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and

•

impose substantial liabilities for pollution resulting from operations;

•

restrict certain areas from fracking and other stimulation techniques

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

Employees

We currently have six full time employees and no part time employees.  We anticipate adding additional employees, when adequate funds are available, and using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.  We presently have independent technical professionals under consulting agreements who are available to us on an as needed basis.

Research and Development

We did not spend any funds on research and development activities during years ended December 31, 2013 and 2012.

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

There is substantial doubt about our ability to continue as a going concern

At December 31, 2013, we had not yet achieved profitable operations, had accumulated losses of $15,840,959 since our inception, and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management's plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As a non-operator, our development of successful operations relies extensively on third-parties who, if not successful, could have a material adverse effect on our results of operation.

We expect to primarily participate in wells operated by third-parties.   As a result, we will not control the timing of the development, exploitation, production and exploration activities relating to leasehold interests we acquire.  We do, however, have certain rights as granted in our Joint Operating Agreements that allow us a certain degree of freedom such as, but not limited to, the ability to propose the drilling of wells.    If our drilling partners are not successful in such activities relating to our leasehold interests, or are unable or unwilling to perform, our financial condition and results of operation could have an adverse material effect.

Further, financial risks are inherent in any operation where the cost of drilling, equipping, completing and operating wells is shared by more than one person.  We could be held liable for the joint activity obligations of the operator or other working interest owners such as nonpayment of costs and liabilities arising from the actions of the working interest owners.  In the event the operator or other working interest owners do not pay their share of such costs, we would likely have to pay those costs.  In such situations, if we were unable to pay those costs, there could be a material adverse effect to our financial position.

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

Our future success is dependent, in a large part, on retaining the services of our current management team.  Our executive officers possess a unique and comprehensive knowledge of our industry and related matters that are vital to our success within the industry.  The knowledge, leadership and technical expertise of these individuals would be difficult to replace.  The loss of one or more of our officers could have a material adverse effect on our operating and financial performance, including our ability to develop and execute our long term business strategy.  We do not maintain key-man life insurance with respect to any employees.  We do have employment agreements with each of our executive officers.  There can be no assurance, however, that any of our officers will continue to be employed by us.

Our officers and directors control a significant percentage of our current outstanding common stock and their interests may conflict with those of our stockholders.

As of the date of this report our executive officers and directors collectively and beneficially own approximately 38% of our outstanding common stock.  This concentration of voting control gives these affiliates substantial influence over any matters which require a stockholder vote, including without limitation the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders.  It could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us.  This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

In the future, we may incur significant increased costs as a result of operating as a public company, and our management may be required to devote substantial time to new compliance initiatives.

In the future, we may incur significant legal, accounting and other expenses as a result of operating as a public company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

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

Our common stock is currently quoted on The NASDAQ Stock Market LLC.  Our shares, however, are very thinly traded, and we have a very limited trading history.  There could be volatility in the volume and market price of our common stock moving forward.  This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, factors relating to the oil and gas industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 5700 W. Plano Parkway, Suite 3600, Plano, Texas 75093. We currently lease this office space which totals approximately 3,181 square feet.  We believe that the condition and size of our offices are adequate for our current needs.

Investment in oil and gas properties for 2013 is detailed as follows:

	2013	2012
Property acquisition costs	$6,274,154	$529,184
Development costs	3,885,730	323,955
Exploratory costs	$-0-	$-0-

Oil and Natural Gas Reserves

Reserve Estimates

SEC Case. The following tables sets forth, as of December 31, 2013, our estimated net proved oil and natural gas reserves, the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves and our estimated net probable oil and natural gas reserves, each prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”).  All of our reserves are located in the United States.

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

The estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2013. For purposes of determining prices, we used the average of prices received for each month within the 12-month period ended December 31, 2013, adjusted for quality and location differences, which was $97.08 per barrel of oil and $5.85 per MCF of gas.  This average historical price is not a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

	December 31, 2013		December 31, 2013
	Net Reserves (BOE)		Future Net Revenue (M$)
	Gross	Net		Present Worth
Category	(BOE)	(BOE)	Total	at 10%

Proved Developed Producing	2,466,556	82,884	$4,407	$3,215
Proved Undeveloped	12,642,271	1,483,561	49,153	23,310
Total Proved	15,108,827	1,566,445	$53,560	$26,525

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties				$19,691
Probable Undeveloped	1,364,567	657,773	$33,571	$16,253

	December 31, 2012		December 31, 2012
	Net Reserves (BBL)		Future Net Revenue (M$)
	Gross	Net		Present Worth
Category	(BBL)	(BBL)	Total	at 10%

Proved Developed Producing	55,800	24,800	$1,397	$1,169
Proved Undeveloped	751,000	392,700	8,538	2,131
Total Proved	806,000	417,500	$9,935	$3,300

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties				$2,909
Probable Undeveloped	1,875,300	937,100	$30,986	$12,237

Proved Reserves
	2013		2012
	Oil (BBL)	Gas (MCF)	(BBL)

Balance, beginning	417,549	-	-

Purchases of minerals in place	638,898	3,143,435	428,204
Productions	(13,286)	(3,540)	(10,655)

Balance, ending	1,043,161	3,139,595	417,549

Proved developed reserves	64,858	108,001	24,804

Standardized Measure of Oil & Gas Quantities
Year Ended December 31, 2013 & 2012

The standardized measure of discounted future net cash flows relating
to proved oil and natural gas reserves is as follows :	2013	2012

Future cash inflows	$119,629,906	$41,103,000
Future production costs	(31,656,853)	(12,413,000)
Future development costs	(34,152,898)	(18,755,000)
Future income tax expense	(11,264,101)	(1,012,000)
Future net cash flows	42,556,054	8,923,000
10% annual discount for estimated
timing of cash flows	(22,865,456)	(6,014,000)
Standardized measure of discounted future
net cash flows related to proved reserves	$19,690,598	$2,909,000

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows :

Balance, beginning of year	$2,909,000	$-
Sales and transfers of oil and gas produced during the period	(905,125)	-
Net change in sales and transfer prices and in production (lifting) costs related to future production	(1,647,568)	-
Net change due to purchases of minerals in place	30,474,988	-
Net change due to extensions and discoveries	22,411,372	-
Changes in estimated future development costs	(17,355,723)	-
Previously estimated development costs incurred during the period	(3,181,356)	-
Net change due to revisions in quantity estimates	(4,633,853)	-
Other	(1,468,500)	-
Accretion of discount	(318,085)	-
Net change in income taxes	(6,594,552)	-
Balance, end of year	$19,690,598	$-

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

Reserve Estimation Process, Controls and Technologies

The reserve estimates, including PV-10 estimates, set forth above were prepared by Netherland, Sewell & Associates, Inc. and Wright & Company, Inc.  A copy of their full report with regard to our reserves is attached as Exhibit 99.1 to this annual report on Form 10-K.  These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

Our Chief Executive Officer is an experienced and qualified geoscience professional with a degree in geophysical science, but we do not have any employees with specific reservoir engineering qualifications in the company.  Our Chief Executive Officer worked closely with Netherland, Sewell & Associates, Inc. and Wright & Company Inc. in connection with their preparation of our reserve estimates, including assessing the integrity, accuracy and timeliness of the methods and assumptions used in this process.

Netherland, Sewell & Associates, Inc. is a large Texas-based professional engineering firm specializing in technical and financial evaluation of oil and gas assets.  They used a combination of production and pressure performance, simulation studies, offset analogies, seismic data and interpretation, geophysical logs and other relevant field data to calculate our reserves estimates.

Wright & Company Inc. is a Tennessee based professional engineering firm made up of petroleum engineers, geologists, geophysicists and petro physicists that specialize in technical and financial evaluation of oil and gas assets.  They used a combination of production and pressure performance, simulation studies, offset analogies, seismic data and interpretation, geophysical logs and other relevant field data to calculate our reserves estimates.

Proved Undeveloped Reserves

As of December 31, 2013, our proved undeveloped reserves totaled 1.483 MM barrels of oil equivalents.  These proved undeveloped reserves at December 31, 2013 were associated with our Marcelina Creek Field property and our Hunton projects.    These numbers are taken from the third party reserves studies by Netherland, Sewell and Associates and Wright & Company.

Our current drilling plans, subject to sufficient capital resources and the periodic evaluation of interim drilling results and other potential investment opportunities, include drilling substantially all of the Buda wells in our proved undeveloped reserves during 2014 and 2015.  We do not currently have plans to drill the Eagle Ford shale wells in the next year.  The area of the Marcelina Creek Field is an active area of Eagle Ford shale development, and we intend to actively explore our options with regard to these proved undeveloped locations and other potential Eagle Ford drilling locations on our acreage.  Further we will maintain our continuos drilling program in the Hunton projects for the foreseeable future.

Production, Price and Production Cost History

During the year ended December 31, 2013, we produced and sold 13,286 barrels of oil net to our interest at an average sale price of $100.67   per bbl. We produced and sold 3,540 MCF of gas net to our interest at an average sales price of $5.68 per MCF.  Our average production cost including lease operating expenses and direct production taxes was $31.29 per bbl.  Our depreciation, depletion and amortization expense was $49.09 per bbl.

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

As of December 31, 2013, we had three productive wells in the Marcelina Creek Field (1.75 net wells) and one well which was in the process of being tested in the Coulter Field (.40 net wells).  Net wells consist of the sum of our fractional working interests in these wells.

ITEM 3.  LEGAL PROCEEDINGS

On February 16, 2012, we filed a lawsuit against Hockley Energy, Inc. and Frank O. Snortheim in the District Court of Harris County, Texas in connection with farmout agreements we entered into with Hockley Energy in November 2011 for the Marcelina Creek prospect and the East Stockdale prospect.  We allege that Hockley Energy did not perform its obligations under the agreements, which obligations included providing the agreed upon funding, and we seek damages against both Hockley and Mr. Snortheim (who is a shareholder of Hockley Energy) for breach of contract, fraudulent inducement and promissory estoppel.  Each defendant has answered our original petition with a general denial, and we have filed a motion for default judgment. A trial date has been set for April 28, 2014.  We have also had discussions with the defendants regarding resolving this matter out of court, but we have not reached an agreement to date.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The NASDAQ Stock Market LLC under the symbol, “TRCH.”  Trading in our common stock in the over-the-counter market has historically been limited and occasionally sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  The high and low sales prices for the common stock for each quarter of the fiscal years ended December 31, 2013 and 2012, according to NASDAQ, were as follows:

Quarter Ended	High	Low
December 31, 2013	$6.75	$2.65
September 30, 2013	$3.50	$1.85
June 30, 2013	$2.34	$1.70
March 31, 2013	$2.31	$1.75
December 31, 2012	$2.66	$1.60
September 30, 2012	$2.45	$1.14
June 30, 2012	$1.60	$0.73
March 31, 2012	$2.05	$0.79

Record Holders

As of March 20, 2014, there were approximately 238 stockholders of record holding a total of 18,270,408 shares of common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Equity Compensation Plan Information

As of December 31, 2013, we did not have any compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Sales of Unregistered Securities

Other than the sale below, all equity securities that we have sold during the period covered by this report that were not registered under the Securities Act have previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

In December 2013, investors exercised warrant agreements, whereby they purchased from us a total of 101,714 shares of common stock at a price of $2.00 per share.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuances of securities did not involve a “public offering” based upon the following factors: (i) the issuances of the securities were isolated private transactions; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the purchaser previously represented that he was an “accredited investors”; (v) the investment intent of the purchaser; and (vi) the restriction on transferability of the securities issued.

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

Summary of Key Results

Overview

We are engaged in the acquisition, exploration, exploitation and/or development of oil and natural gas properties in the United States.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements included herewith for the year ended December 31, 2013.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment by our management.

We had no active operations prior to the inception of TEI on June 25, 2010 and had limited revenues prior to the year ended December 31, 2012.

Historical Results for the Years Ended December 31, 2013 and 2012

Revenues and Cost of Revenues

For the year ended December 31, 2013, we had production revenue of $1,243,998 compared to $1,037,247 of production revenue for the year ended December 31, 2012.  During the first half of 2013, production began a natural decline in both the Johnson #1-BH and the Johnson #4 wells. Refer to the table of production and revenue for 2013 included below.  Our cost of revenue, consisting of lease operating expenses and production taxes, was $434,119, and $500,053 for the years ended December 31, 2013 and 2012, respectively.

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue ($)	Gas Revenue ($)	Total Revenue ($)
Marcelina	Q1 - 2013	2,255	0	229,204	-	229,204
Oklahoma	Q1 - 2013	0	0	-	-	-
Total Q1		2,255	0	229,204	-	229,204
Marcelina	Q2 - 2013	1,673	0	160,823	-	160,823
Oklahoma	Q2 - 2013	0	0	-	-	-
Total Q2		1,673	0	160,823	-	160,823
Marcelina	Q3 - 2013	3,896	0	387,872	-	387,872
Oklahoma	Q3 - 2013	316	1,321	7,064	-	7,064
Total Q3		4,212	1,321	394,936	-	394,936
Marcelina	Q4 - 2013	4,626	0	401,956	-	401,956
Oklahoma	Q4 - 2013	519	2,220	47,793	9,286	57,079
Total Q4		5,145	2,220	449,749	9,286	459,035

Year ended 12/31/13		13,286	3,541	1,234,712	9,286	1,243,998

We recorded depreciation, depletion and amortization expense of $652,179 for the year ended December 31, 2013.

General and Administrative Expenses

Our general and administrative expenses for the years ended December 31, 2013 and 2012 were $6,682,377 and $2,430,884, respectively. Our general and administrative expenses consisted of compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees and other general corporate expenses.  The increase in general and administrative expenses for the years ended December 31, 2013 compared to 2012 is primarily related to higher consulting costs and compensation incurred during the latter period as we have grown and increased operations.

Liquidity and Capital Resources

As December 31, 2013, we had working capital of $(468,453), current assets of $2,250,556 consisting of cash, accounts receivable and prepaid expenses and total assets of $16,743,321 consisting of current assets, investments in oil and gas properties and goodwill. As of December 31, 2013, we had current liabilities of $2,719,009, consisting of, accounts payable, payables to related parties, notes payable and accrued interest and stockholders’ equity was $9,197,219.

Cash flow used in operating activities for the years ended December 31 2013, was $2,262,636 compared to $130,274 for the year ended December 31, 2012. Cash flow used in operating activities during 2013 can be primarily attributed to net losses from operations, which consists primarily of general and administrative expenses, a substantial portion of which are non-cash in nature, offset by increases in accounts and note receivable and increases in accounts payable. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flow used in investing activities for year ended December 31, 2013 was $8,587,104 compared to $830,755 for the year ended December 31, 2012.  Cash flow used in investing activities consists primarily of oil and gas investments in the Johnson wells in the Marcelina Creek Field and the Oklahoma properties acquired during the year ended December 31, 2013.

Cash flow provided by financing activities for the year ended December 31, 2013 was $12,598,201 as compared to $506,000 for the year ended December 31, 2012.  Cash flow provided by financing activities in 2013 consists of convertible promissory notes issued for cash, net of repayments of debt, and proceeds from common stock issues and warrant exercises.  We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such we will require additional debt or equity financing. Subsequent to December 31, 2013, we received net proceeds of approximately $6.15 million from the offering of units of equity consisting of our common stock and warrants, but these proceeds will not be sufficient to fund all of our proposed drilling operations and operating needs during 2014. We will seek additional financing to meet these plans and needs.  We face obstacles in continuing to attract new financing due to our history and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

We do not expect to pay cash dividends in the foreseeable future.

Commitments and Contingencies

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time.  As of December 31, 2013 and December 31, 2012, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

We currently have interests in five oil and gas projects, the Marcelina Creek Field Development in Wilson County, Texas, the Coulter Field in Waller County, Texas, projects in Logan and Kingfisher counties, Oklahoma and projects in McPherson and Gray and Finney counties in Kansas.  See the description under “Current Projects” above under “Item 1.  Business” for more information and disclosure regarding commitments and contingencies relating to these projects.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our comparative financial statements for the fiscal year ended December 31, 2013 are attached hereto.

CalvettiFerguson
Advising beyond Accounting

1201 Louisiana, Ste 800
Houston, TX 77002
Office: 713.957.2300
Fax: 713.895.9393
www.calvettiferguson.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Torchlight Energy Resources, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheets of Torchlight Energy Resources, Inc. (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Calvetti Ferguson

Houston, Texas

March 31, 2014

Houston | The Woodlands | Calgary

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$1,811,713	$63,252
Accounts receivable	429,699	92,897
Prepaid expenses	9,144	8,346
Total current assets	2,250,556	164,495

Investment in oil and gas properties, net	13,038,751	3,461,686
Office equipment	11,604
Debt issuance costs, net	920,947	473,785
Goodwill	447,084	447,084
Other Assets	74,379	-

TOTAL ASSETS	$16,743,321	$4,547,050

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$985,123	$89,247
Accrued liabilities	-	62,055
Related party payables	90,000	768,648
Notes payable	753,904	51,000
Due to working interest owners	580,484	-
Interest payable	309,498	10,581
Total current liabilities	2,719,009	981,531

Convertible promissory notes, net of discount of $5,500,462 and $521,864 at December 31, 2013 and December 31, 2012, respectively	4,802,711	580,636
Asset retirement obligation	24,382	12,614
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 70,000,000 shares authorized;	16,142	13,565
16,141,765 issued and outstanding at December 30, 2013
13,564,815 issued and outstanding at December 31, 2012
Additional paid-in capital	21,978,616	8,381,001
Warrants outstanding	3,043,420	-
Accumulated deficit	(15,840,959)	(5,422,297)
Total stockholders' equity	9,197,219	2,972,269

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,743,321	$4,547,050

TORCHLIGHT ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31, 2013	DECEMBER 31, 2012
Revenue
Oil and gas sales	$1,243,998	$1,037,247
Royalties	51,501	-

Cost of revenue	(434,119)	(500,053)

Gross income	861,380	537,194

Operating expenses:
General and administrative	6,682,377	2,430,884
Depreciation, depletion and amortization	652,179	551,890
Total operating expenses	7,334,556	2,982,774

Other income (expense)
Forgiveness of debt income	660,000	-
Interest income	59	12
Interest and accretion expense	(4,605,545)	(363,235)
Total other income (expense)	(3,945,486)	(363,223)

Net loss before taxes	(10,418,662)	(2,808,803)

Provision for income taxes	-	-

Net (loss)	$(10,418,662)	$(2,808,803)

Loss per share:
Basic and Diluted	$(0.74)	$(0.21)
Weighted average shares outstanding:
Basic and Diluted	14,016,240	13,564,815

TORCHLIGHT ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2012 TO DECEMBER 31, 2013

			Common stock	Additional paid-in	Accumulated	Warrants
	Preferred stock	Common stock shares	Amount ($)	Capital ($)	Deficit ($)	Outstanding ($)	Total ($)

Balance, January 1, 2012	-	14,664,815	14,665	5,861,985	(2,613,494)	-	3,263,156

Issuance of common stock for services	-	425,000	425	329,450	-	-	329,875
Shares issued in connection with promissory notes	-	75,000	75	67,650	-	-	67,725
Warrants issued in connection with promissory notes	-	-	-	791,376	-	-	791,376
Beneficial conversion feature on convertible notes	-	-	-	390,600	-	-	390,600
Warrants issued for services	-	-	-	938,340	-	-	938,340
Common stock retired	-	(1,600,000)	(1,600)	1,600	-	-	-
Net loss	-	-	-	-	(2,808,803)	-	(2,808,803)

Balance, December 31, 2012	-	13,564,815	13,565	8,381,001	(5,422,297)	-	2,972,269

Issuance of common stock for services	-	735,752	735	1,438,245	-	-	1,438,980
Shares issued in connection with promissory notes	-	968,628	969	1,694,123	-	-	1,695,092
Warrants issued re: convertible promissory notes	-	-	-	2,531,321	-	-	2,531,321
Beneficial conversion feature on convertible notes	-	-	-	5,770,654	-	-	5,770,654
Warrants exercised	-	101,714	102	203,326	-	-	203,428
Warrants issued for services	-	-	-	-	-	2,920,170	2,920,170
Warrants issued in connection with stock issuance	-	-	-	(123,250)	-	123,250	-
Common stock issued	-	212,500	213	849,787	-	-	850,000
Common stock issued for mineral leases	-	558,356	558	1,233,409	-	-	1,233,967
Net loss	-	-	-	-	(10,418,662)	-	(10,418,662)

Balance, December 31, 2013	-	16,141,765	16,142	21,978,616	(15,840,959)	3,043,420	9,197,219

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
	YEAR ENDED	YEAR ENDED
	December 31, 2013	December 31, 2012
Cash Flows From Operating Activities
Net (loss)	$(10,418,662)	$(2,808,803)
Adjustments to reconcile net loss to net cash
from operating activities:
Stock based compensation	4,331,143	1,268,216
Accretion of convertible note discounts	3,894,389	313,963
Depreciation, depletion and amortization	652,179	551,890
Forgiveness of debt income	(660,000)	-
Change in:
Accounts receivable	(336,803)	(75,623)
Prepaid expenses	(798)	7,921
Debt issuance costs	(967,020)	-
Increase in other assets	(74,379)	-
Accounts payable and accrued liabilities	833,820	106,291
Related party payable	(18,648)	509,898
Due to working interest owners	255,484	-
ARO accretion	1,360	-
Interest payable	245,299	(4,027)
Net cash used in operating activities	(2,262,636)	(130,274)

Cash Flows From Investing Activities
Investment in oil and gas properties	(9,663,504)	(905,326)
Proceeds from the sale of oil and gas properties	-	74,571
Proceeds from sale of leases	1,076,400	-
Net cash used in investing activities	(8,587,104)	(830,755)

Cash Flows From Financing Activities
Proceeds from promissory notes	10,855,773	1,049,000
Repayment of promissory notes	(61,000)	(543,000)
Proceeds from promissory notes	750,000
Proceeds from warrant exercise	203,428
Issuance of common stock	850,000
Net cash provided by financing activities	12,598,201	506,000

Net increase (decrease) in cash	1,748,461	(455,029)

Cash - beginning of period	63,252	518,281

Cash - end of period	$1,811,713	$63,252

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$468,841	$105,488
Cash paid for income taxes	$-	$-

Non cash transactions:
Common stock issued for leases	$1,233,967	$-
Common stock issued in connection with promissory notes	$1,695,100	$67,725
Warrants issued in connection with promissory notes	$2,531,321	$791,376
Warrants issued in connection with common stock issuance	$123,250	$-
Beneficial conversion feature on promissory notes	$5,770,654	$390,600
Exchange of promissory notes	$-	$412,500
Retirement of common stock	$-	$1,600
Asset retirement obligation	$10,407	$693
Convertible Note issued for debt issuance costs	$40,000	$-
Liabilities assumed in purchase of oil and gas properties	$1,809,572	$-
Sale of oil and gas properties in exchange for note receivable	$990,000	$-
Capitalized interest cost	$56,347	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Torchlight Energy Resources, Inc. was incorporated in October 2007 under the laws of the State of Nevada as Pole Perfect Studios, Inc. (“PPS”).  From its incorporation to November 2010, the company was primarily engaged in business start-up activities.

On November 23, 2010, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) between the major shareholders of PPS and the shareholders of Torchlight Energy, Inc. (“TEI”).  As a result of the transactions effected by the Exchange Agreement, at closing TEI became our wholly-owned subsidiary, and the business of TEI became our sole business.  TEI is an exploration stage energy company, incorporated under the laws of the State of Nevada in June 2010.  We are engaged in the acquisition, exploration, exploitation and/or development of oil and natural gas properties in the United States.  In addition to TEI, we also operate our business through Torchlight Energy Operating, LLC, a Texas limited liability company and wholly-owned subsidiary.

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

At December 31, 2013, the Company had not yet achieved profitable operations, had accumulated losses of $15,840,959 since its inception and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair value of financial instruments – Financial instruments consist of cash, accounts receivable, accounts payable, notes payable to related party and convertible promissory notes. The estimated fair values of cash, accounts receivable, accounts payable and related party payables approximate the carrying amount due to the relatively short maturity of these instruments. The carrying amounts of the convertible promissory notes approximate their fair value giving affect for the term of the note and the effective interest rates.

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of December 31, 2013 and December 31, 2012 no valuation allowance was considered necessary.

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

Capitalized interest - The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized.  During years ended December 31, 2013 and 2012, the Company capitalized $104,821 and $48,474, respectively, of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption which is based on the unweighted arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs. The Company did not recognize impairment on its oil and gas properties during the years ended December 31, 2013 and 2012. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur.

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

Goodwill was $447,084 as of December 31, 2013 and December 31, 2012, and was acquired on November 23, 2010 in connection with the Company’s reverse acquisition (Note 1).

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

Subsequent events – The Company evaluated subsequent events through March 31, 2014, the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

4. RELATED PARTY PAYABLES

As of December 31, 2013, related party payables consisted of accrued and unpaid compensation to two of our executive officers totaling $90,000. The related party payables at December 31, 2012 included $660,000 of accrued compensation due to our executive officers and directors. The officers forgave the $660,000 of related party debt during third quarter, 2013.

5. COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of December 31, 2013 and 2012, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

6. STOCKHOLDERS’ EQUITY

The Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series, to fix the number of shares constituting any such series, and to fix the rights and preferences of the shares constituting any series, without any further vote or action by the stockholders. As of December 31, 2013 and 2012 there were no issued and outstanding shares of preferred stock and there were no agreements or understandings for the issuance of preferred stock.

During the years ended December 31, 2013 and 2012, the Company issued 735,752 and 425,000 shares of common stock, respectively, as compensation for services, with total values of $1,438,977 and $329,875.

During the years ended December 31, 2013 and 2012, the Company issued 2,403,174 and -0- warrants, respectively, as compensation for services, with a total values of $2,920,170 and $-0-.

During the year ended December 31, 2013 and 2012, the Company issued 1,308,124 and 126,000 warrants, respectively, in connection with financing transactions discussed in Note 9, including 552,057 and -0- warrants issued to the placement agent.

During the year ended December 31, 2013, the Company issued 558,356 shares of Common Stock as acquisition of lease interests valued at $1,233,967.

During the year ended December 31, 2013 the Company issued 969,000 shares of Common Stock in conversions of 12% Convertible Notes Payable valued at $1,695,100.

During the year ended December 31, 2013 the Company issued 101,714 shares of Common Stock resulting from Warrant exercises for cash totaling $203,428.

During December 2013 and early January 2014, we sold to investors in a private offering an aggregate of 350,000 shares of restricted common stock and 87,500 warrants to purchase shares of restricted common stock.  Each warrant has an exercise price of $6.00 per share and expires on December 31, 2018.  We received aggregate consideration of $1,400,000 for the securities, $850,000 in December and $550,000 in January, 2014. Warrants were issued in connection with the $850,000 in notes issued in December – 53,125 valued at $123,250.

A summary of stock options and warrants outstanding as of December 31, 2013 by exercise price and year of expiration is presented below:

Exercise		Expiration Date in
Price	2014	2015	2016	2017	2018	Total

$1.75	80,000	855,000	1,235,714	-	-	2,170,714
$2.00	-	-	1,050,264	126,000	1,696,380	2,872,644
$2.09	-	-	-	-	1,100,000	1,100,000
$2.50	225,000	50,000	100,000	-	-	375,000
$2.75	-	-	250,000	-	-	250,000
$2.82	-	-	-	-	38,174	38,174
$3.00	-	-	100,000	-	-	100,000
$5.00	778,356	-	25,000	-	-	803,356
$6.00	-	-	-	-	53,125	53,125
	1,083,356	905,000	2,760,978	126,000	2,887,679	7,763,013

At December 31, 2013 the Company had reserved 7,763,013 shares for future exercise of warrants.

Warrants issued in relation to the promissory notes issued (see note 9) were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued are as follows:

Risk-free interest rate	0.78%
Expected volatility of common stock	191% - 253%
Dividend yield	0.00%
Discount due to lack of marketability	30.00%
Expected life of warrant	3 years - 5 years

7. CAPITALIZED COSTS

The following table presents the capitalized costs of the Company as of December 31, 2013 and December 31, 2012:

	2013	2012

Evaluated costs subject to amortization	$9,484,014	$3,435,918
Unevaluated costs	4,758,806	577,658
Total capitalized costs	14,242,820	4,013,576
Less accumulated depreciation, depletion and amortization	(1,204,069)	(551,890)
Net capitalized costs	$13,038,751	$3,461,686

Unevaluated costs as of December 31, 2013 consisted of $639,590 associated with the Company’s interest in the Coulter #1 well.  The Coulter #1 wells is undergoing production and test operations with the goal of removing sufficient water from the wellbore to allow production of natural gas.  The unevaluated costs as of December 31, 2013 consisted entirely of the Company’s interest in the Coulter #1 well.

In April 2013, we entered into an agreement to acquire certain assets of Xtreme Oil & Gas, Inc. of Plano, Texas (“Xtreme”).  Included in that agreement were the Smokey Hills Prospect in McPherson County, Kansas, the Cimarron Area Hunton Project in Logan County, Oklahoma,  and an interest in a salt water disposal facility in Seminole, Oklahoma.  Total consideration for all the properties was $1.6 million allocated to $940,820 to the Smokey Hills Project and $659,180 to the Cimarron Area.

8. INCOME TAXES

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.  The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

The following is a reconciliation between the federal income tax benefit computed at the statutory federal income tax rate of 34% and actual income tax provision for the years ended December 31, 2013 and December 31, 2012:

	Year ended	Year ended
	Dec. 31, 2013	Dec. 31, 2012
Federal income tax benefit at statutory rate	(3,542,345)	(954,993)
Permanent Differences	696,631	84,574
Other	(470,413)	(22,185)
Change in valuation allowance	3,316,127	892,604
Provision for income taxes	0	0

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2013 and December 31, 2012 are as follows:

	Dec. 31, 2013	Dec. 31, 2012
Deferred tax assets:
Net operating loss carryforward	$4,229,034	$1,988,631
Accruals	30,600	163,200
Reserves	1,132,778	372
Deferred tax liabilities:
Intangible drilling and other costs for oil and gas properties	(318,039)	(393,958)
Net deferred tax assets and liabilities	5,074,373	1,758,245
Less valuation allowance	(5,074,373)	(1,758,245)
Total deferred tax assets and liabilities	$-	$-

The Company had a net deferred tax asset related to federal net operating loss carry forwards of $12,620,377 and $5,616,449 at December 31, 2013 and December 31, 2012, respectively.  The federal net operating loss carry forward will begin to expire in 2030.  Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carry forwards.  The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

During the year ended December 31, 2013, the Company issued an additional $10,895,773 in principal value of 12% Notes.  Such notes carry the same terms as described above.  In connection therewith, the Company also issued a total of 1,308,082 five-year warrants to purchase common stock at an exercise price of $2.00 per share.  The value of the warrant shares was $1,917,158 and the amount recorded for the beneficial conversion feature was $5,770,654.  These amounts were recorded as a discount on the 12% Notes.  In addition, the Company engaged a placement agent to source investors for the majority of these additional notes.  This placement agent was paid a fee of 10% of the principal amount of the notes plus a non-accountable expense reimbursement of up to 2% of the principal raised by the agent.  The placement agent also received 552,057 warrants to purchase common shares at $2.00 per share for a period of three years, valued at $614,163.  All the amounts paid to the placement agent have been included in debt issuance costs and will be amortized into interest expense over the life of the 12% Notes.

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

The Company is obligated on a short term note payable for $750,000 which is due June 12, 2014 with 10% interest at maturity.

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through December 31, 2013:

Asset retirement obligation – January 1, 2012	$11,369
Adjustment to estimated liability	693
Accretion expense	552
Asset retirement obligation – December 31, 2012	$12,614

Estimated liabilities recorded	$10,407
Accretion Expense	1,361
Asset retirement obligation – December 31, 2013	$24,382

11. SUBSEQUENT EVENTS

During December 2013 and early January 2014, we sold to investors in a private offering an aggregate of 350,000 shares of restricted common stock and 87,500 warrants to purchase shares of restricted common stock.  Each warrant has an exercise price of $6.00 per share and expires on December 31, 2018.  We received aggregate consideration of $1,400,000 for the securities, $850,000 in December and $550,000 in January, 2014.

On January 31, 2014, we sold to investors in a private offering an aggregate of 1,400,000 shares of restricted common stock and 350,041 warrants to purchase shares of restricted common stock.  Each warrant has an exercise price of $6.00 per share and expires on December 31, 2018.  The securities were sold in units, each of which consisted of one share of common stock and ¼ of a warrant to purchase a share of common stock (the “Units”).  We received aggregate consideration of $5,600,000 for the securities.  In connection with the sale of these securities, we paid National Securities Corporation, the placement agent, a fee of $560,000 and paid additional transaction expenses of approximately $25,000 plus issued the placement agent warrants to purchase a total of 140,000 Units at an exercise price of $6.00 per Unit until December 31, 2018.

We also granted registration rights to the purchasers in both offerings, whereby, under certain terms and conditions, we agreed to use our best efforts to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock purchased in the offerings and the shares of common stock underlying the warrants purchased in the offerings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

Changes in internal control over financial reporting

On November 14, 2013, the Board of Directors established an Audit Committee and appointed the four independent members of the Board to the committee, including Wayne Turner, Jerry Barney, Edward Devereaux and Eunis L. Shockey.  The Board appointed Mr. Devereaux as Chairman of the Audit Committee.  Also on November 14, 2013, the Board adopted a charter for the Audit Committee. The appointment of the Audit Committee and adoption of a written charter of the Audit Committee may be deemed a change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. These changes should provide oversight of our financial affairs and accounting and provide oversight in the establishment and monitoring of required internal controls and procedures.  The Committee will assist the Board of Directors in fulfilling its responsibility to oversee: (i) management’s conduct of the financial reporting process; (ii) the integrity of the financial statements and other financial information we provide to the SEC and the public; (iii) our system of internal accounting and financial controls; (iv) our compliance with legal and regulatory requirements; (v) the performance of our internal audit function; (vi) the independent auditors’ qualifications, performance, and independence; and (vii) the annual independent audit of our financial statements.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting – Guidance for Smaller Public Companies.  Based on this evaluation, management concluded that, our internal control over financial reporting is not effective.  This determination is based on management’s belief that there is currently not an adequate level of review and approvals to ensure all information is gathered and recorded  in a timely manner.  We are, however, addressing the issue and performing a final update of our policies and procedures.  Upon finalizing these policies and procedures and ensuring they are effectively applied, we believe our internal control will be deemed effective.

In light of the results of the evaluation above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  Further, although we determined our internal control is not effective, there have been no material misstatements in our financial statements.

Limitations on Effectiveness of Controls and Procedures

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

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position(s) and Office(s)
Thomas Lapinski	69	Chief Executive Officer and Director
John A. Brda	49	President, Secretary and Director
Willard G. McAndrew III	59	Chief Operating Officer and Director
Roger N. Wurtele	67	Chief Financial Officer
Wayne Turner	65	Director
Jerry D. Barney	67	Director
Edward J. Devereaux	71	Director
Eunis L. Shockey	77	Director

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

Willard G. McAndrew III – Mr. McAndrew has served as our Chief Operating Officer since September 2013 and as a member of the Board since October 2013.  He has forty three years of experience in the energy industry, from field operations to refining.  From December 2006 to September 2013, Mr. McAndrew served as the Chairman of the Board, CEO and President of Xtreme Oil & Gas, Inc., a company engaged in the acquisition, operation and development of oil and natural gas properties located in Texas and the southeast region of the United States.  He began his career in 1969, gaining experience working for Hercules Drilling Company as a roustabout in South Louisiana.  Mr. McAndrew attended Louisiana State University and then spent two years in the United States Marine Corps.  Later, he joined Exxon Corporation Refinery’s Distillation and Specialties division in Baton Rouge, Louisiana, becoming the fourth generation in his family to work for Exxon. Mr. McAndrew has served as President and owner of several small companies that were involved in all phases of the oil and gas business from drilling, reworking, completion, leases, etc.  He has also been a consultant since 1990 to companies and is responsible for the structure, formation and marketing of partnerships and energy financing.

We believe that Mr. McAndrew’s many years in the oil and gas industry and his vast network of contacts in the investment banking and broker-dealer communities compliments the Board of Directors.

Involvement in certain legal proceedings.  From 2001 through May 2006, Mr. McAndrew served as the CEO, President and Director of Energy & Engine Technology, Inc.  After he left the company, it filed for bankruptcy protection in December 2006.

Roger N. Wurtele – Mr. Wurtele has served as our Chief Financial Officer since September 2013.  He is a versatile, experienced finance executive that has served as Chief Financial Officer for several public and private companies. He has a broad range of experience in public accounting, corporate finance and executive management.  Mr. Wurtele previously served as CFO of Xtreme Oil & Gas, Inc. from February 2010 to September 2013.  Since May 2013 he has worked as a financial consultant for us.  From November 2007 to January 2010, Mr. Wurtele served as CFO of Lang and Company LLC, a developer of commercial real estate projects.  He graduated from the University of Nebraska and has been a Certified Public Accountant for 40 years.

Involvement in certain legal proceedings.  From 2001 through May 2006, Mr. Wurtele served as the CFO of Energy & Engine Technology, Inc.  After he left the company, it filed for bankruptcy protection in December 2006.

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

Jerry Barney – Dr. Barney has served as member of the Board of Directors since October 2013.  He has over 30 years of experience in various management and consulting positions with technology, oil services and government entities. Dr. Barney was a director of Barney Family Companies, a successful investment firm with holdings in oil and gas properties, office buildings and financial assets. Dr. Barney has a Bachelor of Science from the University of Kansas; a MA and EdD in Education from Columbia University; and a MBA from Rensselaer University.

We believe that Dr. Barney’s broad range of business experience and skills, punctuated by noteworthy higher education credentials, compliments the Board of Directors.

Edward Devereaux – Mr. Devereaux has served as member of the Board of Directors since October 2013.  He is a seasoned investment executive with over three decades of experience in investment management, investment banking and securities sales and marketing.  From 2010 to the present, he has served as a consultant to companies wishing to raise capital within the independent broker dealer and registered investment advisors communities.  From 2006 to 2010, he served as President and CEO of Advanced Marketing Services, a marketing consulting and investment banking firm. Mr. Devereaux has participated in raising more than $10 billion of investment capital in his career.  He has worked for various investment firms, including Prudential Securities and Lightstone Securities.  Mr. Devereaux has a B.A. from Hofstra University.

Edward Devereaux expertise in the securities industry makes him an excellent fit to the Board of Directors.  In particular, we believe his oversight of our capital raising strategies is a valuable asset to the company.

Eunis L. Shockey – Mr. Shockey has served as member of the Board of Directors since October 2013.  He is a successful and experienced entrepreneur and executive.  Mr. Shockey retired in 2000, but since then he has acted as a mentor for many of the companies in his investment portfolio. After completing his service in the U.S. Navy, Mr. Shockey entered the software industry and gained broad knowledge of military software and telephony applications while at GE, RCA, Raytheon, and Northern Telecom. He founded Computerware in 1978 and successfully developed and marketed a telephone company management system for shared tenant services. Computerware was bought by a venture capital fund in 1986. Mr. Shockey then founded Telecommunications Support Systems (TSS) to dispatch substitute teachers for schools. Its customers included 600 of the largest school districts in the U.S. and Canada. TSS was sold in 2000 and currently operates as eSchools Solutions, Inc.

We believe Mr. Shockey is an excellent fit to our Board of Directors based on his extensive experience in successfully owning and operating multiple successful companies over the years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2013, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2013, with the exception of (i) a Form 4 that Edward Devereaux, a member of the Board, filed late, (ii) a Form 3 and a Form 4 that Willard McAndrew, our Chief Operating Officer, filed late, (iii) a Form 4 that Thomas Lapinski, our Chief Executive Officer, filed late, and (iv) a Form 3 and two Form 4’s that Robert Kenneth Dulin, significant beneficial shareholder, filed late.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Code of Ethics is available at our website at torchlightenergy.com.  Further, we undertake to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to: Torchlight Energy Resources, Inc., 5700 W. Plano Parkway, Suite 3600, Plano, Texas 75093.

Procedures for Stockholders to Recommend Nominees to the Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since we last provided disclosure regarding this process.

Audit Committee

We have established a separately-designated standing audit committee.  The Audit Committee consists of our four independent members of the Board of Directors, Wayne Turner, Jerry Barney, Edward Devereaux and Eunis L. Shockey.  Mr. Devereaux is the Chairman of the Audit Committee, and the Board of Directors has determined that he is an audit committee financial expert as defined in Item 5(d)(5) of Regulation S-K.  The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2013 and 2012 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers.

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Thomas Lapinski CEO/Director	2013	180,000	-	-	355,250 (1)	-	-	-	535,250
	2012	240,000 (2)	-	-	-	-	-	-	240,000

John A. Brda President/Director	2013	205,000	-	-	355,250 (3)	-	-	-	560,250
	2012	240,000 (4)	-	-	-	-	-	-	240,000
Willard G. McAndrew III	2013	60,000	-	-	890,000 (5)	-	-	75,000 (6)	1,025,000
COO/Director	2012	-	-	-	-	-	-	-	-
Roger Wurtele CFO	2013	40,000	-	-	180,000 (7)	-	-	52,500 (6)	272,500
	2012	-	-	-	-	-	-	-	-

(1)

On September 4, 2013, we granted Mr. Lapinski a fully vested option to purchase 245,000 shares of stock at an exercise price of $2.00 per share.  The value of these options was determined using the Black Scholes Method.

(2)

In September 2013, Mr. Lapinski forgave a total of $489,000 in outstanding indebtedness in connection with his then accrued and unpaid compensation, which included this unpaid salary for 2012.

(3)

On September 4, 2013, we granted Mr. Brda a fully vested option to purchase 245,000 shares of stock at an exercise price of $2.00 per share.  The value of these options was determined using the Black Scholes Method.

(4)

In September 2013, Mr. Brda forgave a total of $240,000 in outstanding indebtedness in connection with his then accrued and unpaid compensation, which included this unpaid salary for 2012.

(5)

Prior to his appointment as COO in September, 2013, during 2013 we granted him a fully vested warrant to purchase 1,000,000 shares of stock at an exercise price of $2.09 per share as consideration for consulting services, which this value represents. The value of these options was determined using the Black Scholes Method.  In September 2013, we granted Mr. McAndrew an option to purchase 1,500,000 shares of stock at an exercise price of $2.09 per share, which was to vest over upon certain performance thresholds.  The September 2013 options are not included in this table because they had not vested as December 31, 2013.

(6)

This amount represents consulting fees paid prior to the effective date of employment with the Company.

(7)

In October 2013, we granted Mr. Wurtele an option to purchase 300,000 shares of stock at an exercise price of $2.09 per share.  100,000 of the options vested immediately, with the remaining options to vest on the first and second anniversaries of his employment. The value of these options was determined using the Black Scholes Method.

Employment Agreements

We have an employment agreement with Thomas Lapinski, our Chief Executive Officer, through Opal Marketing and Consulting, Inc. (“Opal”).  Mr. Lapinski owns and is the President of Opal.  The agreement has an effective date as of July 1, 2013 and states that Opal will provide the services of Mr. Lapinski to serve as our Chief Executive Officer.  The agreement has a term that expires on June 30, 2014 and provides that we will pay Opal a base fee equal to $15,000 per month.  The agreement also provides for an increase in Opal’s base fee of (i) $5,000 per month when we achieve 500 barrels of oil or gas equivalent per day (“BOEPD”) in net production (ii) an additional $5,000 per month when we achieve 750 BOEPD in net production, and (iii) an additional $5,000 per month when we achieve 1,000 BOEPD in net production.  Opal is also eligible for a discretionary annual bonus based on factors to be considered by the Board of Directors.  The employment agreement includes a confidentiality provision and a non-compete provision.

We entered into an employment agreement with John A. Brda, our president, in January 2012.  The agreement, as amended in October 2013, has a term that expires in December 2016 and provided for a base salary of $15,000 per month.  The agreement was amended in January 2014 so that effective the first of that month, his annual base salary increased to $300,000.  He is also eligible for a discretionary annual bonus based on factors to be considered by the Board of Directors.  The employment agreement includes a confidentiality provision and a non-compete provision.

We entered into an employment agreement with Willard G. McAndrew III, our Chief Operating Officer, in September 2013.  The agreement has a term of three years and provided for a base salary of $15,000 per month.  Additionally, the agreement granted Mr. McAndrew 1,500,000 stock options in September 2013 that were to vest upon certain production thresholds being met by the company.  The agreement was amended in January 2014 so that effective the first of that month, his annual base salary increased to $300,000 and all of the 1,500,000 options became fully vested.  These options are currently held by WMDM Family, Ltd.  Mr. McAndrew is also eligible for a discretionary annual bonus based on factors to be considered by the Board of Directors.  The employment agreement includes a confidentiality provision and a non-compete provision.

We entered into an employment agreement with Roger Wurtele, our Chief Financial Officer, in October 2013 that has a term that ends in September 2016 and provides for a base salary of $10,000 per month.  Additionally, the agreement granted Mr. Wurtele 300,000 stock options in October 2013, with 100,000 options vesting immediately and the remaining 200,000 options to vest upon the second and third anniversaries of his employment.  The agreement was amended in January 2014 so that effective the first of that month, his annual base salary increased to $180,000 and the remaining 200,000 options became fully vested.  These options are currently held by Birch Glen Investments Ltd.  Mr. Wurtele is also eligible for a discretionary annual bonus based on factors to be considered by the Board of Directors.  The employment agreement includes a confidentiality provision and a non-compete provision.

Outstanding Equity Awards at Fiscal Year End

The following table details all outstanding equity awards held by our named executive officers at December 31, 2013:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity bIncentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Thomas Lapinski	245,000	-	-	2.00	09/04/2018
John A. Brda	245,000	-	-	2.00	09/04/2018
Willard G. McAndrew III	900,000(1)	-	-	2.09	04/15/2018
	-	1,500,000(1)(2)	-	2.09	09/09/2018
Roger Wurtele	100,000(3)	200,000(3)(4)	-	2.09	10/10/2018

(1)

Mr. McAndrew gifted these options to WMDM Family, Ltd. The general partner and 1% owner of WMDM Family, Ltd. is a limited liability company which is owned by a trust of which Mr. McAndrew is a beneficiary.

(2)

These options were awarded to Mr. McAndrew in September 2013, and as of December 31, 2013 had not yet vested, and were to vest based on certain production thresholds being met by the Company.  In January 2014, however, all of these options became vested.

(3)

Mr. Wurtele gifted these options to Birch Glen Investments Ltd.  Mr. Wurtele and his wife together hold a 98% interest in the general partner of Birch Glen Investments Ltd.

(4)

These options were awarded to Mr. Wurtele in October 2013, and as of December 31, 2013 had not yet vested, and were to vest on the first and second anniversaries of his employment with the Company.  In January 2014, however, all of these options became vested.

Compensation of Directors

At present, we do not pay our directors for attending meetings of the Board of Directors, although we may adopt a director compensation policy in the future. We have no standard arrangement pursuant to which directors are compensated for any services they provide or for committee participation or special assignments.  We did, however, provide compensation to certain directors in the form of restricted common stock during the year ended December 31, 2013 as follows:

Summary Director Compensation Table

Name	Fees Earned of Paid in Cash ($)	Stock Awards ($) (A)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wayne Turner	-	102,250	-	-	-	-	102,250
Jerry Barney	-	72,750	-	-	-	-	72,750
Edward Devereaux	-	72,750	-	-	-	-	72,750
Eunis L. Shockey	-	72,750	-	-	-	-	72,750

(A)

Stock Value was determined using the Black Scholes Method.

(1)

Includes 50,000 restricted shares of common stock issued on November 1, 2013.

(2)

Includes 25,000 restricted shares of common stock issued on November 14, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 20, 2014, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.  Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Torchlight Energy Resources, Inc., 5700 W. Plano Parkway, Suite 3600, Plano, Texas 75093.  We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 18,270,408 shares of common stock outstanding at March 20, 2014. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 20, 2014. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Thomas Lapinski	3,245,000 shares (1)	17.53%
Chief Executive Officer and Director

John A. Brda	2,757,500 shares (2)	14.89%
President, Secretary and Director

Willard G. McAndrew III	2,400,000 shares (3)	11.61%
COO and Director

Roger N. Wurtele	300,000 shares (4)	1.62%
Chief Financial Officer

Jerry D. Barney	330,715 shares (5)	1.79%
Director

Edward J. Devereaux	35,000 shares	*
Director

Eunis L. Shockey	134,000 shares (6)	*
Director

Wayne Turner	75,000 shares	*
Director

All directors and executive officers as a group (eight persons)	9,277,215 shares	42.62%

Robert Kenneth Dulin	2,486,718 shares (7)	12.62%
8449 Greenwood Drive
Niwot, Colorado, 80503

Sawtooth Properties, LLLP	1,131,216 shares (8)	6.00%
8449 Greenwood Drive
Niwot, Colorado, 80503

(1)

Includes 3,000,000 shares of common stock and stock options that are exercisable into 245,000 shares of common stock.

(2)

Includes 182,500 shares of common stock and stock options that are exercisable into 245,000 shares of common stock, both held individually by John A. Brda.  Also includes 2,330,000 shares of common stock held by Brda & Company LLC.  Mr. Brda is the sole owner and Managing Director of this entity and has voting and investment authority over the shares held by it.

(3)

Includes securities held by WMDM Family, Ltd., including warrants that are exercisable into 900,000 shares of common stock and stock options that are exercisable into 1,500,000 shares of common stock.  The general partner and 1% owner of WMDM Family, Ltd. is a limited liability company of which Mr. McAndrew is the manager. He has voting and investment authority over the shares held by WMDM Family, Ltd..

(4)

Includes stock options held by Birch Glen Investments Ltd. that are exercisable into 300,000 shares of common stock.   Mr. Wurtele and his wife together hold a 98% interest in the general partner of Birch Glen Investments Ltd., and Mr. Wurtele shares voting and investment authority over the shares held by Birch Glen Investments Ltd.  Additionally, the general partner and 1% owner of WMDM Family, Ltd. (see footnote “(3)” above) is a limited liability company which is owned by a trust of which Mr. Wurtele is the trustee.  Securities held by WMDM Family, Ltd. are not included, however, because Mr. Wurtele is not deemed to have voting or investment authority over the shares held by WMDM Family, Ltd.

(5)

Includes (a) 25,000 shares of common stock held individually by Dr. Barney; (b) securities held by an investment club, including 50,000 shares of common stock, a 12% Series A Convertible Promissory Note that is convertible into 71,429 shares of common stock, and a Series A Warrant that is exercisable into 14,286 shares of common stock; and (c) securities held by an entity that is wholly-owned by the Barney 2012 Children’s Trust, including 50,000 shares of common stock, a 12% Series A Convertible Promissory Note that is convertible into 100,000 shares of common stock, and a Series A Warrant that is exercisable into 20,000 shares of common stock.  Dr. Barney is a member of the investment club and shares the voting and investment authority over the shares held by the club.  Dr. Barney is a beneficiary of the Barney 2012 Children’s Trust and historically has had influence over decisions made by the trustee who has voting and investment authority over the shares held by the trust.

(6)

Includes 34,000 shares of common stock and warrants that are exercisable into 100,000 shares of common stock.

(7)

Includes (a) 66,860 shares of common stock held individually by Robert Kenneth Dulin; (b) 209,500 shares of common stock held in trust for the benefit of immediate family members of Mr. Dulin; (c) securities held by Sawtooth Properties, LLLP (“Sawtooth”), including (i) 535,074 shares of common stock, (ii) warrants that are exercisable into 433,285 shares of common stock and (iii) promissory notes that are convertible into up to 162,857 shares of common stock; (d) securities held by another limited liability limited partnership (“LLLP2”), including (i) 125,000 shares of common stock, (ii) warrants that are exercisable into 133,000 shares of common stock and (iii) promissory notes that are convertible into up to 90,000 shares of common stock; and (e) securities held by a limited liability company (“LLC1”), including (i) 120,000 shares of common stock, (ii) warrants that are exercisable into 448,285 shares of common stock and (iii) promissory notes that are convertible into up to 162,857 shares of common stock.  Mr. Dulin is trustee/custodian of each of the trusts and/or accounts referenced in “(b)” above and has voting and investment authority over the shares held by them. Mr. Dulin is the Managing Partner of Sawtooth Properties, LLLP, the Managing Partner of LLLP2 and the Managing Member of LLC1, and he has voting and investment authority over the shares held by each entity.

(8)

Includes (i) 535,074 shares of common stock, (ii) warrants that are exercisable into 433,285 shares of common stock and (iii) a promissory note that, as of June 18, 2013, is convertible into up to 162,857 shares of common stock.  Robert Kenneth Dulin is the Managing Partner of Sawtooth Properties, LLLP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director Independence

We currently have four independent directors on our Board, Wayne Turner, Jerry Barney, Edward Devereaux and Eunis L. Shockey.  The definition of “independent” used herein is based on the independence standards of The NASDAQ Stock Market LLC.  The Board performed a review to determine the independence of Wayne Turner, Jerry Barney, Edward Devereaux and Eunis L. Shockey and made a subjective determination as to each of these directors that no transactions, relationships or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of Torchlight Energy Resources, Inc.  In making these determinations, the Board reviewed information provided by these directors with regard to each Director’s business and personal activities as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by Calvetti Ferguson, our independent registered public accountants, during the years ended December 31, 2013 and 2012.

	2013	2012
Audit Fees(1)	$73,830	$68,640
Audit Related Fees(2)	0	1,000
Tax Fees(3)	3,298	4,491
All Other Fees	7,560	-

Total Fees	$84,688	$74,131

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

Pre-Approval of Audit and Non-Audit Services

We did not have a standing audit committee of the board of directors until November, 2013. Therefore, for the fiscal years ended December 31, 2013 and 2012, all audit services, audit-related services and tax services for 2012, as described above, were provided to us by Calvetti Ferguson  based upon prior approval of the Board of Directors. Whitley Penn has been engaged for tax services for the year 2014 including preparation of 2013 tax returns.

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

10.2	Purchase and Sale Agreement between Torchlight Energy, Inc. and Xtreme Oil and Gas, Inc. effective April 1, 2013. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2013.) *

10.3	Employment Agreement with Thomas Lapinski (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.4	Employment Agreement with John A. Brda (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.5	Amendment to Employment Agreement with John A. Brda

10.6	Employment Agreement with Roger Wurtele (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.7	Amendment to Employment Agreement with Roger Wurtele

10.8	Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.9	Amendment to Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.10	Second Amendment to Employment Agreement with Willard McAndrew III

10.11	Development Agreement between Ring Energy, Inc. and Torchlight Energy Resources, Inc. (Incorporated by reference from Form 8-K filed with the SEC on October 22, 2013.) *

14.1	Code of Ethics (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

21.1	Subsidiaries.

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

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

99.1	Report of Netherland, Sewell & Associates, Inc. and Wright & Company, Inc.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definitions Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torchlight Energy Resources, Inc.

/s/ Thomas Lapinski
By: Thomas Lapinski
Chief Executive Officer

Date:	March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Lapinski
Thomas Lapinski	Director and Chief Executive Officer	March 31, 2014

/s/ John A. Brda		March 31, 2014
John A. Brda	Director, President and Secretary

/s/ Willard G. McAndrew III
Willard G. McAndrew III	Director and Chief Operating Officer	March 31, 2014

/s/ Roger N. Wurtele
Roger N. Wurtele	Chief Financial Officer	March 31, 2014

/s/ Wayne Turner
Wayne Turner	Director	March 31, 2014

/s/ Jerry D. Barney
Jerry D. Barney	Director	March 31, 2014

/s/ Edward J. Devereaux
Edward J. Devereaux	Director	March 31, 2014

/s/ Eunis L. Shockey
Eunis L. Shockey	Director	March 31, 2014