Form 10-Q
period 2014-03-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2014-05-15
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2014.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
For the transition period from _______ to _______.

Commission file number: 001-36247

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of May 15, 2014, there were 18,904,256 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with the company's ability to obtain additional capital in the future to fund planned expansion, the demand for oil and natural gas, general economic factors, competition in the industry and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Torchlight Energy Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,873,388	$1,811,713
Accounts receivable	629,636	429,699
Note receivable	129,820	-
Prepaid costs	53,823	9,144
Total current assets	2,686,667	2,250,556

Investment in oil and gas properties, net	17,964,852	13,038,751
Office Equipment	27,453	11,604
Debt issuance costs, net	999,712	920,947
Goodwill	447,084	447,084
Other Assets	74,081	74,379

TOTAL ASSETS	$22,199,849	$16,743,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,064,080	$985,123
Accrued liabilities	240,000	-
Related party payables	90,000	90,000
Convertible promissory notes, net of discount of $3,895,437
at March 31, 2014	5,425,910	-
Notes payable within one year	772,397	753,904
Due to working interest owners	444,303	580,484
Interest payable	298,520	309,498
Total current liabilities	9,335,210	2,719,009

Convertible promissory notes, net of discount of
$5,500,462 at December 31, 2013	-	4,802,711

Asset retirement obligation	24,916	24,382

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, par value $0.001 per share; 75,000,000 shares authorized;	18,346	16,142
18,345,308 issued and outstanding at March 31, 2014
16,141,765 issued and outstanding at December 31, 2013
Additional paid-in capital	28,917,918	21,978,616
Warrants outstanding	7,306,170	3,043,420
Accumulated deficit	(23,402,711)	(15,840,959)
Total stockholders' equity	12,839,723	9,197,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,199,849	$16,743,321

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)
Revenue
Oil and gas sales	$642,970	$229,204
Royalties	39,165	-

Cost of revenue	(179,051)	(68,000)

Gross income (loss)	503,084	161,204

Operating expenses:
General and administrative expense	5,821,068	533,549
Depreciation, depletion and amortization	334,331	116,847
Total operating expenses	6,155,399	650,396

Other income (expense)
Interest income	50	-
Interest and accretion expense	(1,909,487)	(169,001)
Total other income (expense)	(1,909,437)	(169,001)

Net loss before taxes	(7,561,752)	(658,193)

Provision for income taxes	-	-

Net (loss)	$(7,561,752)	$(658,193)

Loss per share:
Basic and Diluted	$(0.48)	$(.05)
Weighted average shares outstanding:
Basic and Diluted	15,741,749	13,634,482

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
	THREE MONTHS	THREE MONTHS
	ENDING	ENDING
	March 31, 2014	March 31, 2013
Cash Flows From Operating Activities
Net (loss)	$(7,561,752)	$(658,193)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	4,393,375	131,005
Accretion of convertible note discounts	1,605,025	138,194
Depreciation, depletion and amortization	334,331	116,847
Change in:
Accounts receivable	(199,937)	30,981
Note receivable	(129,820)	-
Prepaid expenses	(44,679)	(11,538)
Other assets	298	-
Accounts payable and accrued liabilities	1,318,957	146,750
Related party payable	-	4,852
Due to working interest owners	(136,181)	-
Asset retirement obligation	534	-
Interest payable	(24,168)	42,369
Net cash used in operating activities	(444,017)	(58,733)

Cash Flows From Investing Activities
Investment in oil and gas properties	(5,247,243)	(198,918)
Acquisition of office equipment	(15,849)	-
Net cash used in investing activities	(5,263,092)	(198,918)

Cash Flows From Financing Activities
Proceeds from sale of common stock	5,570,291	-
Proceeds from warrant exercise	180,000	-
Proceeds from promissory notes	18,493	1,627,680
Repayment of promissory notes	-	(51,000)
Net cash provided by financing activities	5,768,784	1,576,680

Net increase (decrease) in cash	61,675	1,319,029
Cash - beginning of period	1,811,713	63,252

Cash - end of period	$1,873,388	$1,382,281

Supplemental disclosure of cash flow information:
Non cash transactions:
Common stock issued for services	$7,375	$
Warrants issued in connection with promissory notes	$-	$294,378
Warrants issued for services	$4,464,765	$-
Beneficial conversion feature on promissory notes	$-	$593,170
Common stock issued in conversion of promissory notes	$981,825	$-
Common stock issued in warrant exercises	$180,000	$-
Asset retirement obligation	$-	$-
Interest paid	$309,498	$5,868

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

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

At March 31, 2014, the Company had not yet achieved profitable operations, had accumulated losses of $23,402,711 since its inception and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	SIGNIFICANT ACCOUNTING POLICIES

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. These interim period unaudited financial statements should be read in conjunction with the audited financial statements and footnotes which are included as part of the Company’s Form 10-K for the year ended December 31, 2013.  Accounting principles followed and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below:

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and certain assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

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

Fair value of financial instruments – Financial instruments consist of cash, accounts receivable, notes receivable, accounts payable, notes payable to related party and convertible promissory notes. The estimated fair values of cash, accounts receivable, notes receivable, accounts payable and notes to related party approximate the carrying amount due to the relatively short maturity of these instruments. The carrying amounts of  notes receivable and convertible promissory notes approximate their fair value giving affect for the term of the note and the effective interest rates.

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of March 31, 2014 and December 31, 2013 no valuation allowance was considered necessary.

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

Capitalized interest - The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized.  During three months ended March 31, 2014, the Company capitalized $13,190 of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption which is based on the nweighted arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs. The Company did not recognize impairment on its oil and gas properties during the quarter ended March 31, 2014, nor any prior period. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

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

Goodwill was $447,084 as of March 31, 2014 and December 31, 2013, and was acquired on November 23, 2010 in connection with the Company’s reverse acquisition (Note 1).

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

Revenue recognition – The Company recognizes oil and gas revenues based on production date. When production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured any revenue adjustments for volume variances are recognized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

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

Subsequent events – The Company evaluated subsequent events through May 15, 2014 the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

Reclassifications – Certain amounts from the prior year have been reclassified to conform to the current year presentation. The reclassifications had no impact on total assets or the net loss.

4.	RELATED PARTY PAYABLES

As of March 31, 2014 related party payables consisted of accrued and unpaid compensation to two of our executive officers totaling $90,000.

5.	COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of March 31, 2014 and December 31, 2013, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

6.	STOCKHOLDERS’ EQUITY

The Board of Directors does not currently have the authority to issue any shares of preferred stock. As of March 31, 2014 there were no issued and outstanding shares of preferred stock and there were no agreements or understandings for the issuance of preferred stock.

During the quarter ended March 31, 2014, the Company issued 1,537,500 shares of Common Stock for cash of $5,570,291.

During the quarter ended March 31, 2014, the Company issued 2,500 shares of Common Stock as compensation for services valued at $7,375.

During the quarter ended March 31, 2014, the Company issued 102,500 shares of Common Stock for exercise of warrants.

During the quarter ended March 31, 2014 the Company issued 561,043 shares of Common Stock in conversions of convertible note principal of $981,825.

During January, 2014 warrants previously issued to officers pursuant to Employment Agreements, which had been subject to vesting based on milestones, were fully vested resulting in  noncash charges computed using the Black-Scholes Option Pricing Model totaling $4,386,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.	STOCKHOLDERS’ EQUITY - continued

A summary of warrants outstanding as of March 31, 2014 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2014	2015	2016	2017	2018	2019	Total

$1.75	87,144	855,000	1,135,714	-	-		2,077,858
$2.00	-	-	1,085,271	126,000	1,696,380		2,907,651
$2.09					2,800,000		2,800,000
$2.50	225,000	50,000	100,000	-	-		375,000
$2.75			250,000				250,000
$2.82					38,174		38,174
$3.00			100,000				100,000
$5.00	771,212	-	25,000	-			796,212
$6.00					577,501		577,501
	1,083,356	905,000	2,695,985	126,000	5,112,055	-	9,922,396

At March 31, 2014 the Company had reserved 9,922,396 shares for future exercise of warrants.

Warrants issued in relation to the promissory notes issued (see note 9) were valued using the Black-Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued are as follows:

Risk-free interest rate	0.78%
Expected volatility of common stock	191% - 247%
Dividend yield	0.00%
Discount due to lack of marketability	30.00%
Expected life of warrant	3 years - 5 years

7.	CAPITALIZED COSTS

The following table presents the capitalized costs of the Company as of March 31, 2014 and December 31, 2013:

	3/31/2014	12/31/2013

Evaluated costs subject to amortization	$13,897,154	$9,484,014
Unevaluated costs	5,606,098	4,758,806
Total capitalized costs	19,503,252	14,242,820
Less accumulated depreciation, depletion and amortization	(1,538,400)	(1,204,069)
Net capitalized costs	$17,964,852	$13,038,751

Unevaluated costs as of March 31, 2014 include $656,647 associated with the Company’s interest in the Coulter #1 well.  The Coulter #1 wells is undergoing production and test operations with the goal of removing sufficient water from the wellbore to allow production of natural gas. Other unevaluated costs are related to accumulated mineral lease costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

As of December 31, 2013 the Company had federal net operating loss carry forwards of approximately $12.6 million available to offset future taxable income, and has incurred additional taxable losses during 2014.  These loss carryforwards will expire in various years through 2032, if not previously utilized. Utilization of these net operating loss carryforwards is dependent, in part, on generating sufficient taxable income prior to the expiration of such loss carryforwards.  In addition, the Company’s ability to utilize its net operating loss carryforwards may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

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

The 12% Notes have a first priority lien on all of the assets of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through March 31, 2014:

Asset retirement obligation – January 1, 2011	$-
Estimated liabilities recorded	10,828
Accretion expense	541
Asset retirement obligation – December 31, 2011	11,369
Adjustment to estimated liability	693
Accretion expense	552
Asset retirement obligation – December 31, 2012	12,614
Adjustment to estimated liability	10,407
Accretion expense	1,361
Asset retirement obligation – December 31, 2013	24,382
Accretion expense	534
Asset retirement obligation – March 31, 2014	$24,916

11.	SUBSEQUENT EVENTS

None

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

Coulter Field

In January 2012, we entered into a farm-in agreement, titled the “Coulter Limited Partnership Agreement” (the “Coulter Agreement”), with La Sal Energy, LLC (“La Sal”).  La Sal owns a 100% working interest and a 75% net revenue interest in approximately 940 acres of oil, gas and mineral leases in Waller County, Texas, on which the well known as “John Coulter #1-R” is located. This well is adjacent to the Katy Field, located on its northwestern up dip edge, which produces primarily from the Wilcox Sparks formation.

Pursuant to the Coulter Agreement, we acquired a 34% working interest and a 25.5% net revenue interest from La Sal’s interest in the John Coulter #1-R for the purchase price of $350,000, which was to be applied to 100% of the costs of a fracture stimulation treatment on the well.  Under the agreement, we had options to purchase additional working interests up to a total of 45%.  We exercised the first option and purchased an additional 6% for $50,000, bringing our working interest to 40% and our net revenue interest to 30%.  Our option to purchase an additional 5% working interest can be exercised by the payment of $50,000 within 30 days of first commercial production from the well.  If commercial production is established, the net revenue split will be 80% to us and 20% to La Sal until net revenue totals $437,500, after which the net revenue will be split according to the interests in the well.  Expenses above the initial $350,000 will be split according to the working interests in the well.  Our total investment in the project, including fracture stimulation, subsequent testing, and purchase of additional interests and capitalized interest, amounted to $639,609 as of March 31, 2014.

The Coulter #1-R was a replacement well drilled by La Sal for the Coulter #1 which had mechanical problems caused by split casing.  In February 2012 the well was fracture stimulated.  The results were encouraging and the well appears to be capable of commercial gas production.  However, the well is still recovering fluid and has not yet been hooked up to a nearby pipeline for production.  The source of the fluid has not been conclusively determined.  It may be recovery of drilling and/or fracture stimulation fluid or may be entering the wellbore from one or more downhole formations or an adjacent wellbore in the field.  We are continuing to flow fluid from the well and the well is periodically shut–in for pressure build up tests.  We have cemented off the split casing in the Coulter #1 well and are conducting tests to determine productivity. We have begun discussions with the gas gatherer in the area and are working on completing the gas contract and the well. Limited activity has occurred in the first quarter as we continue to explore our options for this property.

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

We have made the initial $3.1 million deposit and the first five well drilling program is currently underway. Well locations have been selected and drilling operations have commenced in March, 2014. We are currently in well five of the first five well program.

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

Subsequent to the above, we have identified a shallow sandstone that could potentially be productive.  As previously planned, we tested this formation, and although there were hydrocarbons present, they were thought not to be in sufficient quantities to be economic. However, prior to plugging the well, we had a crew check the well one last time and we found that the well had significant pressure build up indicating a possibility of economic hydrocarbons.  We are currently testing the well to determine economic feasibility.

While doing the due diligence for the above projects, we met with the operator of the Hancock and Robinson well, Husky Ventures of Oklahoma City.  At that time Husky had completed 17 successful wells in the Hunton formation and was expanding its acreage position.  We were able to negotiate a 15% working interest in approximately 3,700 acres in the Cimarron Area of Logan County in May 2013.  Within a week the Boeckman #1-H well was spud and was subsequently completed and fracture stimulated in July, 2013.  At present, the Boeckman well continues to produce at a rate of 81 barrels of oil per day and 438 thousand cubic feet of gas per day. We acquired a working interest in the Boeckman #1-H well and subsequently sold part of our ownership in the Boeckman well for $990,000. The purchaser executed a promissory note dated May 1, 2013 for the purchase. We have collected the balance in full. We agreed to a preferential payout to the purchaser equal to 50% of his acquired interest.  The agreement was amended in the first quarter of 2014 to include our agreement to advance funds under a note receivable from the purchaser to be repaid from the purchaser’s revenue preference subsequent to October, 2014.  Revenue payable to the investor based on revenue to March 31, 2014 has been accrued in the accompanying financial statements.

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

In the fourth quarter of 2013 we entered into our 3rd Area of Mutual Interest (AMI) with Husky Ventures, the Viking Prospect.  This AMI covers four townships in size and currently there is over 5,000 acres under lease.  We own a 25% Working Interest in the project.  Leasing is continuing monthly and recently, Husky has spud the first two wells in the AMI.  In January of 2014, we again elected to continue to expand in the Hunton Play with Husky Ventures in our fourth AMI.  We again contracted for a 25% Working Interest in an AMI consisting of eight townships in South Central Oklahoma.  There is an active leasing program in this AMI as well with over 5,000 acres under lease.  We expect to spud our first well in this AMI by July of 2014.  Lastly, in February of 2014, we picked up a 10% Working Interest in a well in the Prairie Grove AMI that is currently drilling.  We picked up this interest from a non-consenting third party who elected not to participate in the well.  Currently, we are actively producing in 15 wells, drilling 5 wells, and 5 wells are currently fracking or flowing back for a total of twenty five wells across all of our AMI’s with Husky Ventures.

Salt Water Disposal Facility

As part of the Xtreme transaction we also acquired a 22.5% net royalty on a salt water disposal facility in Seminole, Oklahoma.  No value was placed on the facility due to operational uncertainty.  The facility which was newly commissioned in January 2013 is a state of the art disposal facility which can handle 20,000 barrels of produced and injected fluids per day.  Oil and gas wells produce large quantities of saltwater that must be trucked and disposed of at a cost to the producer.  During the first quarter, 2014 the facility averaged only approximately 400 barrels of fluids per day. But with increasing activity in the area, we anticipate that volume increasing in the future.  With only a royalty, we have no working interest and are therefore not responsible for any operating expenses.  We do however have the right to a working interest of 37.5% when the original investors in the facility receive a payout of their investment.

Historical Results for the quarters ended March 31, 2014 and 2013:

Revenues and Cost of Revenues

For the quarter ended March 31, 2014, we had production revenue of $682,135 compared to $229,204 for 2013.  During the first half of 2013, production began a natural decline in both the Johnson #1-BH and the Johnson #4 wells. Refer to the table of production and revenue included below.  Our cost of revenue, consisting of lease operating expenses and production taxes, was $179,051, and $68,000 for the quarters ended March 31, 2014 and 2013, respectively.

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue
Marcelina	Q1 - 2013	2,255	0	$229,204	$-	$229,204
Oklahoma	Q1 - 2013	0	0	$-	$-	$-
Total Q1		2,255	0	$229,204	$-	$229,204
Marcelina	Q2 - 2013	1,673	0	$160,823	$-	$160,823
Oklahoma	Q2 - 2013	0	0	$-	$-	$-
Total Q2		1,673	0	$160,823	$-	$160,823
Marcelina	Q3 - 2013	3,896	0	$387,872	$-	$387,872
Oklahoma	Q3 - 2013	316	1,321	$7,064	$-	$7,064
Total Q3		4,212	1,321	$394,936	$-	$394,936
Marcelina	Q4 - 2013	4,626	0	$401,956	$-	$401,956
Oklahoma	Q4 - 2013	519	2,220	$47,793	$9,286	$57,079
Total Q4		5,145	2,220	$449,749	$9,286	$459,035

Year ended 12/31/13		13,285	3,541	$1,234,712	$9,286	$1,243,998

Marcelina	Q1 - 2014	3,888	0	$360,074	$-	$360,074
Oklahoma	Q1 - 2014	2,326	7,366	$233,686	$49,210	$282,896
Total Q1-2014		6,214	7,366	$593,760	$49,210	$642,970

We recorded depreciation, depletion and amortization expense of $334,331 for the quarter ended March 31, 2014.

General and Administrative Expenses

Our general and administrative expenses for the quarters ended March 31, 2014 and 2013 were $5,821,068 and $533,549, respectively. Our general and administrative expenses consisted of compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees and other general corporate expenses.  The increase in general and administrative expenses for the quarters ended March 31, 2014 compared to 2013 is primarily related to the significant increase in business operations and noncash compensation and accretion expense related to amortization on debt discount on convertible notes payable for the quarter ended March 31, 2014.

Liquidity and Capital Resources

As March 31, 2014, we had working capital of ($6,648,543), current assets of $2,686,667 consisting of cash, accounts receivable, notes receivable, and prepaid expenses and total assets of $22,199,849 consisting of current assets, investments in oil and gas properties and goodwill. As of March 31, 2014, we had current liabilities of $9,335,210, consisting of, accounts payable (principally for development costs), payables to related parties, notes payable and accrued interest. The remaining balance of convertible notes payable (which mature on March 15, 2015) were reclassified from long term liabilities to current liabilities as of March 31, 2014 which accounts for $5,425,910 of negative working capital at March 31, 2014. Stockholders’ equity was $12,839,723.

Cash flow used in operating activities for the quarters ended March 31, 2014 was $444,017 compared to $58,733 for the quarter ended March 31, 2013. Cash flow used in operating activities can be primarily attributed to net losses from operations, which consists primarily of general and administrative expenses, a substantial portion of which are non-cash in nature, plus increases in accounts and note receivable and offset by increases in accounts payable. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flow used in investing activities for quarter ended March 31, 2014 was $5,263,091 compared to $198,918 for the quarter ended March 31, 2013.  Cash flow used in investing activities consists primarily of oil and gas investments in Oklahoma and Kansas properties acquired during the quarter ended March 31, 2014.

Cash flow provided by financing activities for the quarter ended March 31, 2014 was $5,768,784 as compared to $1,576,680 for the quarter ended March 31, 2013.  Cash flow provided by financing activities consists primarily of proceeds from common stock issues and warrant exercises.  We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such we will require additional debt or equity financing. Subsequent to December 31, 2013, we received net proceeds of approximately $5.57 million from the offering of units of equity consisting of our common stock and warrants, but these proceeds will not be sufficient to fund all of our proposed drilling operations and operating needs during 2014. We will seek additional financing to meet our drilling plans and needs.  We face obstacles in continuing to attract new financing due to our history and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

We do not expect to pay cash dividends in the foreseeable future.

Commitments and Contingencies

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time.  As of March 31, 2014 and March 31, 2013, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

We currently have interests in five oil and gas projects, the Marcelina Creek Field Development in Wilson County, Texas, the Coulter Field in Waller County, Texas, projects in Logan and Kingfisher counties, Oklahoma and projects in McPherson and Gray and Finney counties in Kansas.  See the description under “Current Projects” above under  “Overview” for more information and disclosure regarding commitments and contingencies relating to these projects.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure of Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2014. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

Our principal executive officer and principal financial officer have indicated that, upon evaluation, there were no changes in our internal control over financial reporting or other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 16, 2012, we filed a lawsuit against Hockley Energy, Inc. and Frank O. Snortheim in the District Court of Harris County, Texas in connection with farmout agreements we entered into with Hockley Energy in November 2011 for the Marcelina Creek prospect and the East Stockdale prospect.  We allege that Hockley Energy did not perform its obligations under the agreements, which obligations included providing the agreed upon funding, and we seek damages against both Hockley and Mr. Snortheim (who is a shareholder of Hockley Energy) for breach of contract, fraudulent inducement and promissory estoppel.  Each defendant has answered our original petition with a general denial, and we have filed a motion for default judgment. A trial date was set for April 28, 2014 but we have refiled for summary judgment.  We have also had discussions with the defendants regarding resolving this matter out of court, but we have not reached an agreement to date.

On April 1, 2014, a former member of our Board of Directors, Greg Williams, filed a lawsuit in the 122nd District Court of Galveston County, Texas against us in connection with Mr. Williams’ sale of 300,000 shares of our common stock to certain third parties in April 2013.  The suit names as defendants the third parties, Torchlight Energy Resources, Inc., Torchlight Energy, Inc., our Chief Executive Officer, Thomas Lapinski, and our President, John Brda. Mr. Williams alleges that Messrs. Brda and Lapinski made misrepresentations to him in connection with the sale, and accordingly they, Torchlight and the third parties are liable to him.  The suit seeks rescission of the sale and/or damages.  We believe the suit is without merit and intend to vigorously defend ourselves.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2014, we issued 2,500 shares of common stock to a consultant as compensation for services.  The securities were issued under the exemption from registration provided by Section 4(a) (2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

During the quarter ended March 31, 2014, investors exercised warrant agreements to purchase a total of 102,500 shares of common stock, including 100,000 shares at a price of $1.75 per share and 2,500 shares at a price of $2.00 per share.  The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuances of securities did not involve a “public offering” based upon the following factors: (i) each issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the purchaser previously represented that it was an “accredited investor”; (v) the investment intent of the purchaser; and (vi) the restriction on transferability of the securities issued.

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

10.2	Purchase and Sale Agreement between Torchlight Energy, Inc. and Xtreme Oil and Gas, Inc. effective April 1, 2013. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2013.) *

10.3	Employment Agreement with Thomas Lapinski (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.4	Employment Agreement with John A. Brda (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.5	Amendment to Employment Agreement with John A. Brda (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2014.) *

10.6	Employment Agreement with Roger Wurtele (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.7	Amendment to Employment Agreement with Roger Wurtele (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2014.) *

10.8	Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.9	Amendment to Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.10	Second Amendment to Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2014.) *

10.11	Development Agreement between Ring Energy, Inc. and Torchlight Energy Resources, Inc. (Incorporated by reference from Form 8-K filed with the SEC on October 22, 2013.) *

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

Torchlight Energy Resources, Inc.

Date: May 15, 2014	/s/ Thomas Lapinski
By: Thomas Lapinski
Chief Executive Officer

Date: May 15, 2014	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer