Form 10-Q
period 2014-06-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2014-08-14
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2014.

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

As of August 14, 2014, there were 20,411,639 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,053,571	$1,811,713
Accounts receivable	330,976	429,699
Production revenue receivable	777,989	-
Note receivable	294,318	-
Prepayments - development costs	824,383	9,144
Prepaid expenses	39,000	-
Total current assets	3,320,237	2,250,556

Investment in oil and gas properties, net	26,316,900	13,038,751
Office Equipment	61,706	11,604
Debt issuance costs, net	625,980	920,947
Goodwill	447,084	447,084
Other Assets	74,894	74,379

TOTAL ASSETS	$30,846,801	$16,743,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,479,071	$985,123
Accrued liabilities	240,000	-
Related party payables	90,000	90,000
Convertible promissory notes, net of discount of $2,355,084
at June 30, 2014	5,952,513	-
Notes payable within one year	674,690	753,904
Due to working interest owners	528,438	580,484
Interest payable	277,084	309,498
Total current liabilities	11,241,796	2,719,009

Convertible promissory notes, net of discount of $587,010 at June 30, 2014	2,610,490	4,802,711
and $5,500,462 at December 31, 2013
Asset retirement obligation	25,975	24,382

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, par value $0.001 per share; 75,000,000 shares authorized;	20,440	16,142
20,440,210 issued and outstanding at June 30, 2014
16,141,765 issued and outstanding at December 31, 2013
Additional paid-in capital	35,776,392	21,978,616
Warrants outstanding	7,505,270	3,043,420
Accumulated deficit	(26,333,562)	(15,840,959)
Total stockholders' equity	16,968,540	9,197,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,846,801	$16,743,321

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Oil and gas sales	$1,630,035	$160,882	$2,273,005	$390,086
SWD and royalties	9,799	9,304	48,964	9,304

Cost of revenue	(397,184)	(93,021)	(576,235)	(161,021)

Gross income	1,242,650	77,165	1,745,734	238,369

Operating expenses:
General and administrative expense	1,318,179	1,581,102	7,139,247	2,114,651
Depreciation, depletion and amortization	628,372	237,737	962,703	354,584
Total operating expenses	1,946,551	1,818,839	8,101,950	2,469,235

Other income (expense)
Interest income	6	40	56	40
Interest and accretion expense	(2,226,957)	(566,458)	(4,136,444)	(735,459)
Total other income (expense)	(2,226,951)	(566,418)	(4,136,388)	(735,419)

Net loss before taxes	(2,930,852)	(2,308,092)	(10,492,604)	(2,966,285)

Provision for income taxes	-	-	-	-

Net (loss)	$(2,930,852)	$(2,308,092)	$(10,492,604)	$(2,966,285)

Loss per share:
Basic and Diluted	$(0.17)	$(0.168)	$(0.68)	$(0.22)
Weighted average shares outstanding:
Basic and Diluted	15,334,868	13,758,277	17,184,891	13,614,318

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
	SIX MONTHS	SIX MONTHS
	ENDING	ENDING
	June 30, 2014	June 30, 2013
Cash Flows From Operating Activities
Net (loss)	$(10,492,604)	$(2,966,285)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	4,753,686	1,352,005
Accretion of convertible note discounts	3,158,850	574,895
Depreciation, depletion and amortization	962,703	354,584
Change in:
Accounts receivable	85,677	(37,156)
Note receivable	(294,318)	-
Production revenue receivable	(777,989)
Prepayment of development costs	(824,383)
Prepaid expenses	(29,856)	(28,228)
Debt isssuance costs amortization	373,732	(601,101)
Other assets	(515)	-
Accounts payable and accrued liabilities	2,408,948	(166,439)
Related party payable	-	19,852
Due to working interest owners	(52,046)	-
Asset retirement obligation	1,593	-
Interest payable	(22,900)	107,587
Net cash used in operating activities	(749,422)	(1,390,286)

Cash Flows From Investing Activities
Investment in oil and gas properties	(10,789,519)	(3,879,519)
Acquisition of office equipment	(53,960)	-
Net cash used in investing activities	(10,843,479)	(3,879,519)

Cash Flows From Financing Activities
Proceeds from sale of common stock	7,220,291	-
Proceeds from issuance of convertible notes	3,197,500
Proceeds from warrant exercise	379,982	-
Proceeds from promissory notes	36,986	6,041,800
Repayment of promissory notes	-	(51,000)
Net cash provided by financing activities	10,834,759	5,990,800

Net increase (decrease) in cash	(758,142)	720,995
Cash - beginning of period	1,811,713	63,252

Cash - end of period	$1,053,571	$784,247

Supplemental disclosure of cash flow information:
Non cash transactions:
Cash paid for interest	$601,384	$26,665
Common stock issued for services	$168,577	$-
Warrants issued in connection with promissory notes	$405,016	$914,449
Warrants issued for services	$4,663,865	$-
Beneficial conversion feature on promissory notes	$195,466	$1,827,100
Liabilitities assumed-purchase of properties	$-	$1,809,572
Sale of properties for note receivable	$-	$990,000
Common stock issued for mineral interests	$3,225,629	$-
Capitalized interest cost	$-	$32,335
Common stock issued in conversion of promissory notes	$1,995,575	$-
Common stock issued in warrant exercises	$380,000	$-
Asset retirement obligation	$-	$-

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

On November 23, 2010, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) between the major shareholders of PPS and the shareholders of Torchlight Energy, Inc. (“TEI”).  At closing, the TEI shareholders transferred all of their shares of TEI common stock to us in exchange for an aggregate of 9,444,500 newly issued shares of our common stock.  This transaction was recorded as a reverse acquisition for accounting purposes where TEI is the accounting acquirer.  The assets and liabilities of PPS were recorded at fair value of $0.  The Company recorded $447,084 of goodwill which represents the estimated fair value of the consideration exchanged.  Also at closing of the Exchange Agreement, certain of the former PPS shareholders transferred to us an aggregate of 14,400,000 shares of our common stock for cancellation in exchange for aggregate consideration of $270,000.  Upon closing of these transactions, we had 12,251,420 shares of common stock issued and outstanding.  The 9,444,500 shares issued to the TEI Stockholders at closing represented 77.1% of our voting securities after completion of the Exchange Agreement.

As a result of the transactions effected by the Exchange Agreement, at closing (i) TEI became our wholly-owned subsidiary, (ii) we abandoned all of our previous business plans within the health and fitness industries and (iii) the business of TEI became our sole business.  TEI is an energy company, incorporated under the laws of the State of Nevada in June 2010.  It is engaged in the acquisition, exploration, exploitation and/or development of oil and natural gas properties in the United States.

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

At June 30, 2014, the Company has negative working capital of $7,921,559, had not yet achieved profitable operations, had accumulated losses of $26,333,562 since its inception and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For assets and liabilities that require re-measurement to fair value the Company categorizes them in a three-level fair value hierarchy as follows:

·	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
·
Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration.

·	Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of June 30, 2014 and December 31, 2013 no valuation allowance was considered necessary.

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

Capitalized interest - The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized.  During the six months ended June 30, 2014, the Company capitalized $13,190 of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption which is based on the weighted arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs. The Company did not recognize impairment on its oil and gas properties during the quarter ended June 30, 2014, nor any prior period. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur.

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

Goodwill was $447,084 as of June 30, 2014 and December 31, 2013, and was acquired on November 23, 2010 in connection with the Company’s reverse acquisition (Note 1).

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

Subsequent events – The Company evaluated subsequent events through August 14, 2014 the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

4.           RELATED PARTY PAYABLES

As of June 30, 2014 related party payables consisted of accrued and unpaid compensation to two of our executive officers totaling $90,000.

5.           COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of June 30, 2014 and December 31, 2013, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

6.           STOCKHOLDERS’ EQUITY

The Company’s Articles of Incorporation do not authorize the Board of Directors to issue any shares of preferred stock. As of June 30, 2014 there were no issued and outstanding shares of preferred stock and there were no agreements or understandings for the issuance of preferred stock.

During the quarter ended June 30, 2014, the Company issued 447,155 shares of Common Stock for cash of $1,650,000.

During the quarter ended June 30, 2014, the Company issued 50,180 shares of Common Stock as compensation for services valued at $161,202.

During the quarter ended June 30, 2014, the Company issued 100,000 shares of Common Stock for exercise of warrants.

During the quarter ended June 30, 2014 the Company issued 579,285 shares of Common Stock in conversions of convertible note principal of $1,013,750 and 5,437 shares for interest of $9,514 on convertible notes.

During the quarter ended June 30, 2014, the Company issued 912,845 shares of Common Stock for mineral interests valued at $3,225,629.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.           STOCKHOLDERS’ EQUITY - continued

A summary of warrants and stock options outstanding as of June 30, 2014 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2014	2015	2016	2017	2018	2019	Total

$1.75	80,000	855,000	1,135,714	-	-		2,070,714
$2.00	-	-	1,035,271	126,000	1,696,380		2,857,651
$2.09					2,800,000		2,800,000
$2.50	225,000	50,000	100,000	-	-		375,000
$2.75			250,000				250,000
$2.82					38,174		38,174
$3.00			100,000				100,000
$5.00	-	-	25,000	20,000			45,000
$6.00					577,501	142,111	719,612
	305,000	905,000	2,645,985	146,000	5,112,055	142,111	9,256,151

At June 30, 2014 the Company had reserved 9,256,151 shares for future exercise of warrants.

Warrants issued in relation to the promissory notes issued (see note 9) were valued using the Black-Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued are as follows:

Risk-free interest rate	0.78%
Expected volatility of common stock	191% - 247%
Dividend yield	0.00%
Discount due to lack of marketability	20% to 30%
Expected life of warrant	3 – 5 years

7.           INVESTMENT IN OIL AND GAS PROPERTIES

The following table presents the investment in oil and gas properties of the Company as of June 30, 2014 and December 31, 2013:

	6/30/2014	12/31/2013

Evaluated costs subject to amortization	$20,490,274	$9,484,014
Unevaluated costs	7,989,540	4,758,806
Total capitalized costs	28,479,814	14,242,820
Less accumulated depreciation, depletion and amortization	(2,162,914)	(1,204,069)
Net capitalized costs	$26,316,900	$13,038,751

Unevaluated costs as of June 30, 2014 include $656,647 associated with the Company’s interest in the Coulter #1 well.  The Coulter #1 wells is undergoing production and test operations with the goal of removing sufficient water from the wellbore to allow production of natural gas. Other unevaluated costs are related to accumulated mineral lease costs.

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

During the second quarter, 2014 the Company acquired additional interest in Hunton properties in exchange for 902,845 shares of common stock valued at $3,193,029. This acquisition increased the percentage ownership in leased acreage and working interests in various Hunton wells.

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

As of December 31, 2013 the Company had federal net operating loss carry forwards of approximately $12.6 million available to offset future taxable income, and has incurred additional taxable losses during 2014.  These loss carry forwards will expire in various years through 2032, if not previously utilized. Utilization of these net operating loss carry forwards is dependent, in part, on generating sufficient taxable income prior to the expiration of such loss carry forwards.  In addition, the Company’s ability to utilize its net operating loss carry forwards may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

9.           PROMISSORY NOTES

On December 18, 2012, the Company exchanged $412,500 of outstanding convertible promissory notes for new 12% Series A Secured Convertible Promissory Notes (“12% Notes”) described below.  The 12% Notes were issued as part of a larger offering with senior liens on the Company’s oil and gas properties.  In order to induce the holders of the previously outstanding convertible promissory notes to exchange such promissory notes and to relinquish their priority liens on the Company’s oil and gas properties in favor of all 12% Convertible Promissory Note holders, the Company agreed to grant the note holders a total of 235,714 four year warrants to purchase common stock at $1.75 per share, valued at $240,428, and 235,714 four year warrants to purchase common stock at $2.00 per share, valued at $233,357.  The total of these warrants, $473,785, is reflected as debt issuance costs on the balance sheet, as these costs relate to the larger offering of 12% Convertible Promissory Notes.

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

The 12% Notes described above have a first priority lien on all of the assets of the Company.

During the quarter ended June 30, 2014, the Company issued an additional $3,197,500 in principal value of 12% Series B Convertible Unsecured Promissory Notes. The 12% Notes are due and payable on June 30, 2017 and provide for conversion into common stock at a price of $4.50 per share and include the issuance of one warrant for each $22.50 of principal amount purchased.  The Company issued a total of 142,111 of these five-year warrants to purchase common stock at an exercise price of $6.00 per share.  The value of the warrant shares was $405,016 and the amount recorded for the beneficial conversion feature was $195,466.  These amounts were recorded as a discount on the 12% Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.           ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through June 30, 2014:

Asset retirement obligation – January 1, 2012	$11,369

Adjustment to estimated liability	693
Accretion expense	552
Asset retirement obligation – December 31, 2012	$12,614

Estimated liabilities recorded	10,407
Accretion Expense	1,361
Asset retirement obligation – December 31, 2013	$24,382

Accretion Expense	534
Asset retirement obligation – March 31, 2014	$24,916

Accretion Expense	1,059
Asset retirement obligation – June 30, 2014	$25,975

11.           SUBSEQUENT EVENTS

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”) and Greg McCabe.  Mr. McCabe is the sole owner of both Hudspeth and MPC.  Under the terms and conditions of the Purchase Agreement, at closing, we will purchase 100% of the capital stock of Hudspeth which will holds certain oil and gas assets, including a 100% working interest in 172,000 mostly contiguous acres in the Orogrande Basin in West Texas.  This acreage is in the primary term under five-year leases that carry additional five-year extension provisions.  As consideration, at closing we will issue 868,750 shares of our common stock to Mr. McCabe and pay a total of $100,000 in geologic origination fees to third parties.  Additionally, Mr. McCabe will have an optional 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement.  Closing of the transactions contemplated by the Purchase Agreement is to take place on or before September 23, 2014.

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

Marcelina Creek Field Development.

On July 6, 2010, TEI entered into a participation agreement with Bayshore Operating Corporation, LLC (“Bayshore”), which is currently the holder of an oil, gas and mineral lease covering approximately 1,045 acres in Wilson County, Texas, known as the Marcelina Creek Field Development.  The Participation Agreement provides for the drilling of four wells. Three of the obligation wells have been drilled.  The first three wells include a horizontal re-entry well known as the Johnson-1-H, a vertical well known as the Johnson #4, and a lateral well known as the Johnson #2-H.  These three wells are presently producing a total of approximately 150 BOPD.  The remaining well is to be a vertical development well at a location to be determined within the existing lease.  The company has 1,045 acres in the Project, all held by production.

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

Pursuant to the Coulter Agreement, we acquired a 34% working interest and a 25.5% net revenue interest from La Sal’s interest in the John Coulter #1-R for the purchase price of $350,000, which was to be applied to 100% of the costs of a fracture stimulation treatment on the well.  Under the agreement, we had options to purchase additional working interests up to a total of 45%.  We exercised the first option and purchased an additional 6% for $50,000, bringing our working interest to 40% and our net revenue interest to 30%.  Our option to purchase an additional 5% working interest can be exercised by the payment of $50,000 within 30 days of first commercial production from the well.  If commercial production is established, the net revenue split will be 80% to us and 20% to La Sal until net revenue totals $437,500, after which the net revenue will be split according to the interests in the well.  Expenses above the initial $350,000 will be split according to the working interests in the well.  Our total investment in the project, including fracture stimulation, subsequent testing, and purchase of additional interests and capitalized interest, amounted to $656,647 as of June 30, 2014.

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

The Smokey Hills acquisition included approximately 16,000 gross acres and a well, the Hoffman 1-H within the greater Lindsborg Field area.  Our working interest is nearly 18%.  Wells had been drilled vertically in the 1960’s to present at depths of less than 4,000 feet looking for production from Mississippian carbonated fractured reservoirs.  The Hoffman well was drilled laterally 4,200 feet and fracking had not been completed at the time of our acquisition of the project.  Core analysis and logs indicated good porosity at 14 to 22%. Following our acquisition, the well was hydraulically fractured, but the results were disappointing.  We presently are evaluating our next efforts to monetize the investment of nearly $940,000.  Allocated costs are high due to the large acreage position.   We are in process of drilling the first well in a ten well program as of June 30, 2014 to evaluate producing the formation in a traditional vertical method.  Of the 800 wells of interest in the area, all were produced vertically and in economic quantities.

The results of the ten well program will drive the continuing development of the Smokey Hills acreage. Based on the economic success of the first ten wells and the geological analysis of the acreage, a drilling program will continue at an initial planned pace of four wells each month which will hold 640 additional acres per month. The leases are beyond their primary term and in their two year extension period. The leases are scheduled to expire over the period from third quarter, 2014 through third quarter,2015. As continued drilling generates economic success we plan to increase the pace of drilling sufficient to develop 100% of the acreage prior to expiration of any of the acreage undeveloped as of December 31, 2013.

Since development did not continue due to the need for analysis after the Hoffman well experience, the acreage position declined from approximately 16,000 acres at acquisition to approximately 11,752 at December 31, 2013.

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

We made the initial $3.1 million deposit and the first five well drilling program is currently underway. Well locations have been selected and drilling operations have commenced in March, 2014. As of June 30, 2014 we are currently in well five of the first five well program.

Hunton Play, Central Oklahoma

The Xtreme transaction also included the acquisition of three Hunton wells, the Hancock, Robinson and Lenhart.  The Hancock and Robinson are producing wells but have small working interests of 1% and .25 of 1%, respectively.

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

Subsequent to the above, we have identified a shallow sandstone that could potentially be productive.  As previously planned, we tested this formation, and although there were hydrocarbons present, they were thought not to be in sufficient quantities to be economic. However, prior to plugging the well, we had a crew check the well one last time and we found that the well had significant pressure build up indicating a possibility of economic hydrocarbons.  We are currently in initial restart of production of the well to determine future economic feasibility.

During the second quarter of 2013, Torchlight entered into an agreement with Husky Ventures to participate in the drilling of wells to the Hunton Formation in central Oklahoma. We continue to expand this relationship with Husky Ventures on a monthly basis as we expand our lease acreage in the contracted Areas of Mutual Interest (AMI’s).

When Torchlight executed the agreement Husky had already drilled and completed 18 successful wells in the Hunton.  We estimated that Husky had spent, or caused to be spent, $125 million dollars in what we considered a Research and Development project.  The results of Husky’s initial program lead them to develop certain drilling and completions techniques of which we could participate in and take advantage of.

The terms in our agreement with Husky are that we pay our proportionate costs of leases and operating expenses based on our working interest.  However, for the drilling costs, the AFE, we carry Husky for 15% based on our working interest participation.  This is to compensate Husky for the initial program mentioned above and, additionally, the project coordination of the geological, leasing, legal and title opinions, survey and permitting, all drilling, frac design, completion and equipping, day to day operations, and accounting and filing all required monthly and annual reporting to all governmental agencies .

Torchlight believes this is an equitable agreement in that we have the benefit of the initial programs results while participating with a proven operator in areas that continue to provide us with outstanding results in a safe investment environment.

Specifically, we were able to negotiate a 15% working interest in approximately 3,700 acres in the Cimarron Area of Logan County in May 2013.  Leasing continued monthly which resulted in our acreage increasing to 5,061 by December 31, 2013. Within a week the Boeckman #1-H well was spud and was subsequently completed and fracture stimulated in July.  At June 30, 2014, the Boeckman well continues to produce at a rate of 68 barrels of oil per day and 424 thousand cubic feet of gas per day. We acquired a working interest in the Boeckman #1-H well and subsequently sold part of our ownership in the Boeckman well for $990,000. The purchaser executed a promissory note dated May 1, 2013 for the purchase. We have collected the balance in full. We agreed to a preferential payout to the purchaser equal to 50% of his acquired interest.  The agreement was amended in the first quarter of 2014 to include our agreement to advance funds under a note receivable from the purchaser to be repaid from the purchaser’s revenue preference subsequent to October, 2014.  Revenue payable to the investor based on revenue to June 30, 2014 has been accrued in the accompanying financial statements.

In the third quarter of 2013, we acquired from a third party for stock, a 15.3% working interest in 5011+/- acres in the Chisolm Trail AMI with Husky Ventures Inc. as the operator. Leasing also continued monthly in this AMI increasing our acreage to 8,665 as of December 31, 2013. Our acreage position at June 30, 2014 totals 12,554 acres. This acquisition will allow us to participate in 60+ gross wells in the coming two years.  This acquisition along with the previous acreage position in the Cimarron Trail will give us 80+ drilling locations in the two AMI’s.  It is our intention to continue to increase this position through continuing leasing and forced pooling.

In the fourth quarter of 2013 we entered into our 3rd Area of Mutual Interest (AMI) with Husky Ventures, the Viking Prospect.  This AMI covers four townships in size. We acquired a 25% interest in 3,945 acres in the Viking.   Leasing is continuing monthly so that we had an interest in 4,326 acres as of June 30, 2014. In second quarter, 2014 Husky spud the first two wells in the AMI.

 In January of 2014, we again elected to continue to expand in the Hunton Play with Husky Ventures.  We again contracted for a 25% Working Interest in an AMI consisting of eight townships in South Central Oklahoma.  There is an active leasing program in this AMI as well.  Our acreage position at June 30, 2014 totals 5,938 acres. We expect to spud our first well in this AMI in July, 2014.

Lastly, in February of 2014, we picked up a 10% Working Interest in a well in the Prairie Grove AMI that is currently drilling.  We picked up this interest from a non-consenting third party who elected not to participate in the well.

As of June 30, 2014, we are actively producing, drilling, fracking, or flowing back in twenty-one wells across all of our AMI’s with Husky Ventures.

During the second quarter, 2014 the Company acquired additional interest in Hunton properties in exchange for 902,845 shares of common stock valued at $3,193,029. This acquisition increased the percentage ownership in leased acreage and working interests in various Hunton wells.

Salt Water Disposal Facility

As part of the Xtreme transaction we also acquired a 22.5% net royalty on a salt water disposal facility in Seminole, Oklahoma.  No value was placed on the facility due to operational uncertainty.  The facility which was newly commissioned in January 2013 is a state of the art disposal facility which can handle 20,000 barrels of produced and injected fluids per day.  Oil and gas wells produce large quantities of saltwater that must be trucked and disposed of at a cost to the producer.  During the second quarter, 2014 disposal at the facility averaged 1,583 barrels per day. With increasing activity in the area, we anticipate volume increasing in the future.  In addition to the royalty, we have a small working interest in the Project and the right to a working interest of 37.5% when the original investors in the facility receive payout of their investment.

Historical Results for the six months ended June 30, 2014 and 2013:

Revenues and Cost of Revenues

For the six months ended June 30, 2014, we had production revenue of $2,321,969 compared to $399,390 for 2013.  Refer to the table of production and revenue included below for quarterly changes in revenue.  Our cost of revenue, consisting of lease operating expenses and production taxes, was $576,235, and $161,021 for the six months ended June 30, 2014 and 2013, respectively.

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue
Marcelina	Q1 - 2013	2,255	0	$229,204	$-	$229,204
Oklahoma	Q1 - 2013	0	0	$-	$-	$-
Total Q1		2,255	0	$229,204	$-	$229,204
Marcelina	Q2 - 2013	1,673	0	$160,823	$-	$160,823
Oklahoma	Q2 - 2013	0	0	$-	$-	$-
Total Q2		1,673	0	$160,823	$-	$160,823
Marcelina	Q3 - 2013	3,896	0	$387,872	$-	$387,872
Oklahoma	Q3 - 2013	316	1,321	$7,064	$-	$7,064
Total Q3		4,212	1,321	$394,936	$-	$394,936
Marcelina	Q4 - 2013	4,626	0	$401,956	$-	$401,956
Oklahoma	Q4 - 2013	519	2,220	$47,793	$9,286	$57,079
Total Q4		5,145	2,220	$449,749	$9,286	$459,035

Year ended 12/31/13		13,285	3,541	$1,234,712	$9,286	$1,243,998

Marcelina	Q1 - 2014	3,888	0	$360,074	$-	$360,074
Oklahoma	Q1 - 2014	2,326	7,366	$233,686	$49,210	$282,896
Total Q1-2014		6,214	7,366	$593,760	$49,210	$642,970

Marcelina	Q2 - 2014	4,546	0	368,937	-	368,937
Oklahoma	Q2 - 2014	9,660	33,584	$899,709	$189,073	1,088,782
Kansas	Q2 - 2014	2,059	0	$172,316	$-	172,316
Total Q2-2014		16,265	33,584	$1,440,962	$189,073	$1,630,035

We recorded depreciation, depletion and amortization expense of $958,845 for the six months ended June 30, 2014.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2014 and 2013 were $7,139,247 and $2,114,651, respectively. Our general and administrative expenses consisted of noncash stock and warrant compensation expense $4,754,000, employee compensation expense $746,000, capital funding costs $260,000, investor relations costs $516,000, accounting, auditing, and professional fees $289,000, and consulting fees and other general corporate expenses $574,247.  The increases in general and administrative expenses for the six months ended June 30, 2014 compared to 2013 are detailed as follows:

-	Increase in non cash stock and warrant compensation	$3,700,000
-	Increase in capital funding costs	108,000
-	Increase in investor relations costs	126,000
-	Increase in legal and auditing expense	134,000
-	Increase in salaries and expenses (staff increased from two to seven employees)	746,000
-	Increase in general corporate expenses	210,596

Total increase in general and administrative expenses		$5,024,596

Historical Results for the Three Months Ended June 30, 2014 and 2013:

Revenues and Cost of Revenues

For the three months ended June 30, 2014, we had revenue of $1,639,834 compared to $170,186 of revenue for the three months ended June 30, 2013. Our cost of revenue, consisting of lease operating expenses and production taxes, was $397,184 and $93,021 for the three months ended June 30, 2014 and 2013, respectively.

We recorded depreciation, depletion and amortization expense of $628,372 for the three months ended June 30, 2014.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2014 and 2013 were $1,318,179 and $1,581,102, respectively. Our general and administrative expenses consisted of noncash stock and warrant compensation expense $360,300, employee compensation expense $378,600, capital funding costs $88,500, investor relations costs $177,000, accounting, auditing, and professional fees $255,400, and consulting fees and other general corporate expenses $58,379.  The increases (decreases) in general and administrative expenses for the three months ended June 30, 2014 compared to 2013 are detailed as follows:

-	Decrease in noncash stock and warrant compensation	$(860,700)
-	Increase in capital funding costs	50,100
-	Increase in investor relations costs	86,500
-	Increase in legal and auditing expense	27,600
-	Increase in salaries and expenses (staff increased from two to seven employees)	243,600
-	General corporate expenses	189,977

Total increase (decrease) in general and administrative expenses		$(262,923)

Liquidity and Capital Resources

As June 30, 2014, we had negative working capital of $7,921,559, current assets of $3,320,237 consisting of cash, accounts receivable, notes receivable, and prepaid costs and expenses and total assets of $30,846,801 consisting of current assets, investments in oil and gas properties and goodwill. As of June 30, 2014, we had current liabilities of $11,241,796, consisting of, accounts payable (principally for development costs), payables to related parties, notes payable and accrued interest. The remaining balance of convertible notes payable (which mature on March 15, 2015) has been reclassified from long term liabilities to current liabilities as of March 31, 2014 which accounts for $5,952,513 of negative working capital at June 30, 2014. Stockholders’ equity was $16,968,540.

Cash flow used in operating activities for the six months ended June 30, 2014 was $749,422 compared to $1,390,286 for the six months ended June 30, 2013. Cash flow used in operating activities can be primarily attributed to net losses from operations of $10,492,604, which consists primarily of $7,139,247 of general and administrative expenses, $4,753,686 of which is non-cash stock based compensation, depreciation, depletion, and amortization of $962,703, and accretion of convertible note discounts of $3,158,850.

Cash flow used in operating activities for the six months ended June 30, 2013 can be primarily attributed to net losses from operations of $2,966,285, which consists primarily of $2,114,651 of general and administrative expenses,  $1,352,005 of which is non-cash stock based compensation, depreciation, depletion, and amortization of $354,584, and accretion of convertible note discounts of $574,895.

We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flow used in investing activities for six months ended June 30, 2014 was $10,843,479 compared to $3,879,519 for the six months ended June 30, 2013.  Cash flow used in investing activities consists primarily of oil and gas investments in Oklahoma and Kansas properties acquired during the six months ended June 30, 2014.

Cash flow provided by financing activities for the six months ended June 30, 2014 was $10,834,759 as compared to $5,990,800 for the six months ended June 30, 2013.  Cash flow provided by financing activities consists primarily of proceeds from issuance of convertible notes payable, common stock issues and warrant exercises.

We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such we will require additional debt or equity financing. Subsequent to June 30, 2014, we received net proceeds of approximately $425,000 from the offering of convertible notes payable, but these proceeds will not be sufficient to fund all of our proposed drilling operations and operating needs during 2014. We will seek additional financing to meet our drilling plans and needs.  We face obstacles in continuing to attract new financing due to our history and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

We do not expect to pay cash dividends in the foreseeable future.

Commitments and Contingencies

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time.  As of June 30, 2014 and June 30, 2013, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure of Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2014. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter, 2014 the Company instituted the conversion of its accounting systems to WolfePak, a well respected Oil and Gas Enterprise Accounting System. An additional staff person was added to the accounting department which expands the segregation of duties thereby improving internal control over asset handling and accounting functions.

Our principal executive officer and principal financial officer have indicated that, upon evaluation, there were no other changes in our internal control over financial reporting or other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 16, 2012, we filed a lawsuit against Hockley Energy, Inc. and Frank O. Snortheim in the District Court of Harris County, Texas in connection with farmout agreements we entered into with Hockley Energy in November 2011 for the Marcelina Creek prospect and the East Stockdale prospect.  We allege that Hockley Energy did not perform its obligations under the agreements, which obligations included providing the agreed upon funding, and we seek damages against both Hockley and Mr. Snortheim (who is a shareholder of Hockley Energy) for breach of contract, fraudulent inducement and promissory estoppel.  Each defendant has answered our original petition with a general denial, and we have filed a motion for default judgment. A trial date is set for the two weeks following September 22, 2014, but we have refiled for summary judgment, which will be heard before the trial date.  If the motion is granted, it will dispose of the case in Torchlight’s favor without a trial. We have also had discussions with the defendants regarding resolving this matter out of court, but we have not reached an agreement to date.

On April 1, 2014, a former member of our Board of Directors, Greg Williams, filed a lawsuit in the 122nd District Court of Galveston County, Texas against us in connection with Mr. Williams’ sale of 300,000 shares of our common stock to certain third parties in April 2013.  The suit names as defendants the third parties, Torchlight Energy Resources, Inc., Torchlight Energy, Inc., our Chief Executive Officer, Thomas Lapinski, and our President, John Brda. Mr. Williams alleges that Messrs. Brda and Lapinski made misrepresentations to him in connection with the sale, and accordingly they, Torchlight and the third parties are liable to him.  The suit seeks rescission of the sale and/or damages.  We believe the suit is without merit and intend to vigorously defend ourselves. A mediation is scheduled for September 25, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2014, we issued 50,180 shares of common stock to consultants as compensation for services.  The securities were issued under the exemption from registration provided by Section 4(a) (2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of purchasers; (iii) there were no public solicitations; (iv) the investment intent of the purchasers; and (v) the restriction on transferability of the securities issued.

During the quarter ended June 30, 2014, investors exercised warrant agreements to purchase a total of 100,000 shares of common stock at a price of $2.00 per share.  The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuances of securities did not involve a “public offering” based upon the following factors: (i) each issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of  purchasers; (iii) there were no public solicitations; (iv)  each purchaser previously represented that it was an “accredited investor”; (v) the investment intent of  each purchaser; and (vi) the restriction on transferability of the securities issued.

In May and June of 2014, we sold 12% Series B Unsecured Convertible Promissory Notes to investors, which notes have an aggregate principal amount of $3,197,500.  The notes are due and payable on June 30, 2017 and have a conversion price of $4.50 per share.  We also issued these investors a total of 142,111 of five-year warrants exercisable at $6.00 per share.  We received total consideration of $3,197,500.  The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuances of securities did not involve a “public offering” based upon the following factors: (i) the issuances of securities were an isolated private transaction; (ii) a limited number of securities were issued to a limited number of purchasers; (iii) there were no public solicitations; (iv) each purchaser represented that it was an “accredited investor”; (v) the investment intent of each purchaser; and (vi) the restriction on transferability of the securities issued.

In April 2014, we granted 60,000 stock options to purchase shares of common stock at an exercise price of $5.05 per share to an employee of a subsidiary of ours, as consideration for services rendered.  20,000 of the options vested immediately, 20,000 of the options will vest on February 1, 2015 and the remaining 20,000 options will vest on February 1, 2016.  All of the options will expire on April 1, 2017.  The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

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

10.2	Purchase and Sale Agreement between Torchlight Energy, Inc. and Xtreme Oil and Gas, Inc. effective April 1, 2013. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2013.) *

10.3	Employment Agreement with Thomas Lapinski (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.4	Employment Agreement with John A. Brda (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.5	Amendment to Employment Agreement with John A. Brda (Incorporated by reference from Form 10-K filed with the SEC on June 30, 2014.) *

10.6	Employment Agreement with Roger Wurtele (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.7	Amendment to Employment Agreement with Roger Wurtele (Incorporated by reference from Form 10-K filed with the SEC on June 30, 2014.) *

10.8	Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.9	Amendment to Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.10	Second Amendment to Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 10-K filed with the SEC on June 30, 2014.) *

10.11	Development Agreement between Ring Energy, Inc. and Torchlight Energy Resources, Inc. (Incorporated by reference from Form 8-K filed with the SEC on October 22, 2013.) *

10.12	Coulter Limited Partnership Agreement dated January 10, 2012

10.13	Promissory Note with Boeckman Well LLC dated May 1, 2013 and amendments thereto

10.14	12% Series A Secured Convertible Promissory Note (form of)

10.15	Securities Purchase Agreement (form of), January 2014

10.16	Registration Rights Agreement (form of), January 2014

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

Torchlight Energy Resources, Inc.

Date: August 14, 2014	/s/ Thomas Lapinski
By: Thomas Lapinski
Chief Executive Officer

Date: August 14, 2014	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer