Form 10-K/A
period 2013-12-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2014-10-21
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Torchlight Energy Resources, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Original Report”).

This Amendment is being filed to (i) amend Item 1, including amendments to the subsections “Corporate History and Background,” “Smokey Hills Prospect, McPherson County, Kansas” and “Hunton Play, Central Oklahoma”; (ii) amend Item 1A; (iii) amend Item 2; (iv) amend Item 7, including amendments to the subsections “Historical Results for the Years Ended December 31, 2013 and 2012” and “Liquidity and Capital Resources”; (v) amend Item 8, including amendments to Note 1, Note 2, Note 7 and Note 11, and add the subsection “Unaudited Supplementary Information”; (vi) amend Item 9A; (vii) amend Item 11, including amendments to the subsection “Summary Executive Compensation Table” and add the subsection “Setting Executive Compensation”; (viii) amend Item 12; (ix) amend Item 13 (which disclosure was included in the previously filed Proxy Statement); and (x) amend Item 15. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment sets forth the complete text of each item as amended.

Except as expressly set forth above and certain minor punctuation and typographical corrections not referenced above, the Original Report has not been amended, updated or otherwise modified.  This Amendment does not reflect events occurring after the filing of the Original Report or update those disclosures regarding events that occurred subsequent to the end of the fiscal year ended December 31, 2013.  All other information is unchanged and reflects the disclosures made at the time of the filing of the Original Report.

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

On November 23, 2010, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) between the major shareholders of PPS and the shareholders of Torchlight Energy, Inc. (“TEI”).  As a result of the transactions effected by the Exchange Agreement, at closing TEI became our wholly-owned subsidiary, and the business of TEI became our sole business.  TEI is an energy company, incorporated under the laws of the State of Nevada in June 2010.  We are engaged in the acquisition, exploration, exploitation, and/or development of oil and natural gas properties in the United States.  In addition to TEI, we also operate our business through Torchlight Energy Operating, LLC, a Texas limited liability company and wholly-owned subsidiary.

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

Business Overview

Our business model is to focus on drilling and working interest programs within the United States that have a short window of payback, a high internal rate of return, and proven and bookable reserves.  We currently have interests in  five oil and gas projects, which projects are described in more detail below in the section titled “Current Projects.”  We anticipate being involved in multiple other oil and gas projects moving forward, pending adequate funding.  We anticipate acquiring exploration and development projects primarily as a non-operating working interest partner, participating in drilling activities primarily on a basis proportionate to the working interest.  We intend to spread the risk associated with drilling programs by entering into a variety of programs in different fields with differing economics.

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

Key Business Attributes

Experienced People.  We build on the expertise and experiences of our management team, including Thomas Lapinski, John Brda, Willard McAndrew, and Roger Wurtele.  We will also receive guidance from outside advisors and will align with high quality exploration and technical partners.

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

With emphasis on acquisitions and development strategies, the types of projects in which we will be involved vary from increased production due to simple re-engineering of existing wellbores to step-out drilling, drilling horizontally, and extensions of known fields.  Recompletion of existing wellbores in new zones, development of deeper zones and detailing of structure, and stratigraphic traps with three-dimensional seismic and utilization of new technologies will all be part of our anticipated program. Our preferred type of projects are in-fills to existing production with nearly immediate cash flow and/or adjacent or on trend to existing production. We will prefer projects with moderate to low risk, unrecognized upside potential, and geographic diversity.

Business Processes

We believe there are three principal business processes that we must follow to enable our operations to be profitable.  Each major business process offers the opportunity for a distinct partner or alliance as we grow. These processes are:

•	Investment Evaluation and Review;
•	Operations and Field Activities; and
•	Administrative and Finance Management.

Investment Evaluation and Review.  This process is the key ingredient to our success. Recognition of quality investment opportunities is the fuel that drives our engine.  Broadly, this process includes the following activities: prospect acquisition, regional and local geological and geophysical evaluations, data processing, economic analysis, lease acquisition and negotiations, permitting, and field supervision.  We expect these evaluation processes to be managed by our management.  Expert or specific technical support will be outsourced as needed.  Only if a project is taken to development, and only then, will additional staff be hired.  New personnel will have very specific responsibilities.  We anticipate attractive investment opportunities to be presented from outside companies and from the large informal community of geoscientists and engineers. Building a network of advisors is key to the pipeline of high quality opportunities.

Operations and Field Activities.   This process will begin following management approval of an investment.  Well site supervision, construction, drilling, logging, product marketing, and transportation are examples of some activities.  The present plan is that we will prefer not to be the operator; we will farm-out sufficient interests to third parties that will be responsible for these operating activities.  We will provide personnel to monitor these activities and associated costs.

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

Current Projects

We currently have interests in five oil and gas projects: the Marcelina Creek Field Development in Wilson County, Texas, the Coulter Field in Waller County, Texas, the Smokey Hills Prospect in McPherson County, Kansas, the Ring Energy Joint Venture in Southwest Kansas and the Hunton play in partnership with Husky Ventures in Central Oklahoma.

Marcelina Creek Field Development.

On July 6, 2010, TEI entered into a participation agreement with Bayshore Operating Corporation, LLC (“Bayshore”), which is currently the holder of an oil, gas, and mineral lease covering approximately 1,045 acres in Wilson County, Texas, known as the

Marcelina Creek Field Development.  The Participation Agreement provides for the drilling of four wells. Three of the obligation wells have been drilled.  The first three wells include a horizontal re-entry well known as the Johnson-1-H, a vertical well known as the Johnson #4, and a lateral well known as the Johnson #2-H.  These three wells are presently producing a total of approximately 150 BOPD.  The remaining well is to be a vertical development well at a location to be determined within the existing lease.

The Marcelina Creek Field Development is located over the Austin Chalk, Buda, and Eagle Ford Formations, which formations are well known and established producers in central Texas.  Their production is controlled by vertical fracturing of the rock with high productivity in wells which encounter the greatest amount of fractures.  With the advent of horizontal drilling technology, numerous opportunities exist in areas and fields that were only drilled vertically.

Coulter Field

In January 2012, we entered into a farm-in agreement, titled the “Coulter Limited Partnership Agreement” (the “Coulter Agreement”), with La Sal Energy, LLC (“La Sal”).  La Sal owns a 100% working interest and a 75% net revenue interest in approximately 940 acres of oil, gas, and mineral leases in Waller County, Texas, on which the well known as “John Coulter #1-R” is located. This well is adjacent to the Katy Field, located on its northwestern updip edge, which produces primarily from the Wilcox Sparks formation.

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

The Smokey Hills acquisition included approximately 16,000 gross acres and a well, the Hoffman 1-H within the greater Lindsborg Field area.  Our working interest is nearly 18%.  Wells had been drilled vertically in the 1960’s to present at depths of less than 4,000 feet looking for production from Mississippian carbonated fractured reservoirs.  The Hoffman well was drilled laterally 4,200 feet and fracking had not been completed at the time of our acquisition of the project.  Core analysis and logs indicated good porosity at 14 to 22%. Following our acquisition, the well was hydraulically fractured, but the results were disappointing.  We presently are evaluating our next efforts to monetize the investment of approximately $1,056,844 as of December 31, 2013.  Allocated costs are high due to the large acreage position.

Since development did not continue due to the need for analysis after the Hoffman well experience, the acreage position declined from approximately 16,000 acres at acquisition to approximately 11,752 at December 31, 2013.  We are planning to drill a ten well program in late Q2 or early Q3, 2014 to evaluate the possibility of producing the formation in a traditional vertical method.  Of the 800 wells of interest in the area, all were produced vertically and in economic quantities.

The results of the ten well program will drive the continuing development of the Smokey Hills acreage. Based on the economic success of the first ten wells and the geological analysis of the acreage, a drilling program will continue at an initial planned pace of four wells each month which will hold 640 additional acres per month. The leases are beyond their primary term and in their two year extension period. The leases are scheduled to expire over the period from third quarter 2014 through third quarter 2015.

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

When Torchlight executed the agreement Husky had already drilled and completed 18 successful wells in the Hunton.  We estimated that Husky had spent, or caused to be spent, 125 million dollars in what we considered a Research and Development project.  The results of Husky’s initial program lead them to develop certain drilling and completions techniques of which we could participate in and take advantage of.

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

In the fourth quarter of 2013 we entered into our 3rd Area of Mutual Interest (AMI) with Husky Ventures, the Viking Prospect.  This AMI covers four townships in size. We acquired a 25% interest in 3,945 acres in the Viking.   Leasing is continuing monthly so that we had an interest in 4,326 acres as of December 31, 2013. Husky recently spud the first two wells in the AMI.

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

Industry and Business Environment

Our industry and its business environment have been altered during the last decade and in particular since Torchlight was founded in early 2010.  Population in the US has increased by nearly 40 million people in the last decade.  Yet our demand for crude oil has remained relatively constant at slightly less than 20 million barrels per day. When Torchlight was founded in 2010, over one-half of US crude oil daily requirements were imported; with a significant amount from non-North American sources.  The industry was also just beginning to see production from shale resource plays make an impact and a “land rush” to acquire mineral leases was exploding.  The “Shale Gale” as some in the industry call it was just starting to gain momentum.  In particular resource plays in the Bakken formation of North Dakota, the Eagle Ford formation in Texas and the Marcelius of the Eastern U.S. drew industry attention.  Acreage costs skyrocketed and huge deals such as the Marathon Oil-Hillcorp acquisition made headlines.

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

Industry sources that look at long term planning forecast that the “Shale Gale” could provide secure domestic supplies well into the mid 21st century and further reduce our need to import non-North American crude. Added to this is the Keystone Pipeline Project from Canada which is under construction in several states.  It will bring crude oil extracted from tar sands in Alberta Province to US refineries.  Federal approval is needed however to make the international link between the US and Canada. This flood of activity in the resource plays provides opportunities to Torchlight.  The conventional plays, or exploitation plays such as our Hunton projects are avoided by the resource players creating a vacuum into which we can selectively locate and exploit at reasonable costs.  Projects in plays where production has previously been proven, infrastructure exists, and entry costs are modest will provide Torchlight a platform for additional growth in the future.  Our projects in the Hunton in Oklahoma, the Mississippian formations in Kansas, and the Marcelina Creek block in Texas are examples of such opportunities. Additional opportunities come as leases that had not been drilled come available.  With the land rush by companies to acquire lease several years ago not all could be drilled and converted to production, they will create an inventory of leases from which to select. As for natural gas, Torchlight’s focus has been on liquids-rich projects, but should the opportunity present itself for a gas project it will be considered.  Natural gas resource plays such as the Marcelius in the Eastern US provide huge resource potential in the densely populated area.  Gas prices parallel weather and with the cold winter of 2013 and the subsequent very cold weather of early 2014, gas prices have escalated to unprecedented amounts. Longer-term gas production will be increasing as the resource plays are drilled.  There is now the opportunity for the industry to develop an export strategy for the gas which would receive a short-term spike in prices since world gas prices are more than  50 percent greater than domestic gas prices.  However we believe that in the longer term prices will stabilize much as they are now with spikes in prices based on weather. In summary, we believe that demand in the US will show only slight growth as more efficient auto engines and alternative fuels offset population growth.  Prices for crude oil will be reasonably stable but subject to external international incidents.  Increased gas markets, such as exports may create opportunities for small gas projects in which Torchlight could participate.  As the larger plays keep their focus on the resource plays the opportunities in conventional plays will remain, providing Torchlight with a pipeline of projects to evaluate.  Lastly, should the opportunity to expand into the resource plays we will have the benefit, without the cost, of the experience the industry has gained in the last years.

Competition

The oil and natural gas industry is intensely competitive, and we will compete with numerous other companies engaged in the exploration and production of oil and gas.  Some of these companies have substantially greater resources than we have.  Not only do they explore for and produce oil and natural gas, but also many carry on midstream and refining operations and market petroleum and other products on a regional, national, or worldwide basis.  The operations of other companies may be able to pay more for exploratory prospects and productive oil and natural gas properties.  They may also have more resources to define, evaluate, bid for, and purchase a greater number of properties and prospects than our financial or human resources permit.

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

Marketing and Customers

The market for oil and natural gas that we will produce depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels, and the effects of state and federal regulation.  The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial, and individual consumers.

Our oil production is expected to be sold at prices tied to the spot oil markets.  Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices.  We will rely on our operating partners to market and sell our production.

Governmental Regulation and Environmental Matters

Our operations are subject to various rules, regulations, and limitations impacting the oil and natural gas exploration and production industry as a whole.

Regulation of Oil and Natural Gas Production

Our oil and natural gas exploration, production, and related operations, when developed, will be subject to extensive rules and regulations promulgated by federal, state, tribal, and local authorities and agencies.  Certain states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging, and abandonment of such wells.  Failure to comply with any such rules and regulations can result in substantial penalties.  The regulatory burden on the oil and gas industry will most likely increase our cost of doing business and may affect our profitability.  Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.  Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Environmental Matters

Our operations and properties are and will be subject to extensive and changing federal, state, and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation, and discharge of materials into the environment, and relating to safety and health.  The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue.  These laws and regulations may:

•           require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;
•           limit or prohibit construction, drilling, and other activities on certain lands lying within wilderness and other protected areas;
•           impose substantial liabilities for pollution resulting from operations; or
•           restrict certain areas from fracking and other stimulation techniques.

The permits required for our operations may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are and will be in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our company, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint, and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites.  It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products.  In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The Endangered Species Act (“ESA”) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish, and plant species, nor destroy or modify the critical habitat of such species.  Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat.  ESA provides for criminal penalties for willful violations of the Act.  Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act.  Although we believe that our operations will be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject our company to significant expenses to modify our operations or could force our company to discontinue certain operations altogether.

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

Employees

We currently have six full time employees and no part time employees.  We anticipate adding additional employees, when adequate funds are available, and using independent contractors, consultants, attorneys, and accountants as necessary to complement services rendered by our employees.  We presently have independent technical professionals under consulting agreements who are available to us on an as needed basis.

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

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing, or other means.  We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.  If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned operations.

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

We have not yet achieved profitable operations, have significant accumulated losses since our inception, and expect to incur further losses in the development of our business

At December 31, 2013, we had not yet achieved profitable operations, had accumulated losses of $15,840,959 since our inception, and expect to incur further losses in the development of our business.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management's plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The price of oil and natural gas has historically been volatile.  If it were to decrease substantially, our projections, budgets, and revenues would be adversely affected, potentially forcing us to make changes in our operations.

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

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us. In recent years, there has also been increased scrutiny on the environmental risk associated with hydraulic fracturing, such as underground migration and surface spillage or mishandling of fracturing fluids including chemical additives. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. We currently have no insurance to cover such losses and liabilities, and even if insurance is obtained, there can be no assurance that it will be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment in us becoming worthless.

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

As a result, there can be no assurance that we will be able to compete successfully or that competitive pressures will not adversely affect our business, results of operations, and financial condition. If we are not able to successfully compete in the marketplace, we could be forced to curtail or even abandon our current business plan, which could cause any investment in us to become worthless.

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

Government regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Vast quantities of natural gas, natural gas liquids and oil deposits exist in deep shale and other unconventional formations. It is customary in our industry to recover these resources through the use of hydraulic fracturing, combined with horizontal drilling. Hydraulic fracturing is the process of creating or expanding cracks, or fractures, in deep underground formations using water, sand and other additives pumped under high pressure into the formation. As with the rest of the industry, our third-party operating partners use hydraulic fracturing as a means to increase the productivity of most of the wells they drill and complete. These formations are generally geologically separated and isolated from fresh ground water supplies by thousands of feet of impermeable rock layers.

We believe our third-party operating partners follow applicable legal requirements for groundwater protection in their operations that are subject to supervision by state and federal regulators.  Furthermore, we believe our third-party operating partners’ well construction practices are specifically designed to protect freshwater aquifers by preventing the migration of fracturing fluids into aquifers.

Hydraulic fracturing is typically regulated by state oil and gas commissions. Some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, and/or well construction requirements on hydraulic fracturing operations.  For example, Pennsylvania is currently considering proposed regulations applicable to surface use at oil and gas well sites, including new secondary containment requirements and an abandoned and orphaned well identification program that would require operators to remediate any such wells that are damaged during current hydraulic fracturing operations.  New York has placed a permit moratorium on high volume fracturing activities combined with horizontal drilling pending the results of a study regarding the safety of hydraulic fracturing. And certain communities in Colorado have also enacted bans on hydraulic fracturing.

In addition to state laws, some local municipalities have adopted or are considering adopting land use restrictions, such as city ordinances, that may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. There are also certain governmental reviews either underway or being proposed that focus on deep shale and other formation completion and production practices, including hydraulic fracturing. Depending on the outcome of these studies, federal and state legislatures and agencies may seek to further regulate such activities. Certain environmental and other groups have also suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process.

Further, the EPA has asserted federal regulatory authority over hydraulic fracturing involving “diesel fuels” under the SWDA’s UIC Program and has released final guidance regarding the process for obtaining a permit for hydraulic fracturing involving diesel fuel. The EPA also has commenced a study of the potential impacts of hydraulic fracturing activities on drinking water resources, with a progress report released in late 2012 and a final draft report expected to be released for public comment and peer review in late 2014. The EPA’s guidance, including its interpretation of the meaning of “diesel fuel,” the EPA’s pending study, and other analyses by federal and state agencies to assess the impacts of hydraulic fracturing could each spur further action toward federal and/or state legislation and regulation of hydraulic fracturing activities.

We cannot predict whether additional federal, state or local laws or regulations applicable to hydraulic fracturing will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit.  Restrictions on hydraulic fracturing could make it prohibitive for our third-party operating partners to conduct operations, and also reduce the amount of oil, natural gas liquids and natural gas that we are ultimately able to produce in commercial quantities from our properties.  If additional levels of regulation or permitting requirements were imposed on hydraulic fracturing operations, our business and operations could be subject to delays, increased operating and compliance costs and process prohibitions.

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

As of the date of this report, our executive officers and directors collectively and beneficially own approximately 43% of our outstanding common stock.  This concentration of voting control gives these affiliates substantial influence over any matters which require a stockholder vote, including without limitation the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders.  It could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us.  This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

In the future, we may incur significant increased costs as a result of operating as a public company, and our management may be required to devote substantial time to new compliance initiatives.

In the future, we may incur significant legal, accounting, and other expenses as a result of operating as a public company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In performing this evaluation and testing, management concluded that our internal control over financial reporting is not effective as of December 31, 2013.  We are, however, addressing the issue and performing a final update of our policies and procedures.  Upon finalizing these policies and procedures and ensuring they are effectively applied, we believe our internal control will be deemed effective.  Correcting this issue, and thereafter our continued compliance with Section 404, will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to correct our internal control issues and comply with the requirements of Section 404 in a timely manner, or if in the future we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Certain Factors Related to Our Common Stock

There presently is a limited market for our common stock, and the price of our common stock may be volatile.

Our common stock is currently quoted on The NASDAQ Stock Market LLC.  Our shares, however, are very thinly traded, and we have a very limited trading history.  There could be volatility in the volume and market price of our common stock moving forward.  This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations, and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts, or our failure to meet our or their projected financial and operating results, litigation involving us, factors relating to the oil and gas industry, actions by governmental agencies, national economic and stock market considerations, as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Our stockholders could sell substantial amounts of common stock in the public market, including shares sold upon the filing of a registration statement that registers such shares and/or upon the expiration of any statutory holding period under Rule 144 of the Securities Act of 1933 (the “Securities Act”), if available, or upon the expiration of trading limitation periods.  Such volume could create a circumstance commonly referred to as a market “overhang” and in anticipation of which the market price of our common stock could fall. Additionally, we have a large number of convertible promissory notes that are presently convertible and warrants that are presently exercisable.  The conversion or exercise of a large amount of these securities followed by the subsequent sale of the underlying stock in the market would likely have a negative effect on our common stock’s market price.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to secure additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our directors and officers have rights to indemnification.

Our Bylaws provide, as permitted by governing Nevada law, that we will indemnify our directors, officers, and employees, whether or not then in service as such, against all reasonable expenses actually and necessarily incurred by him or her in connection with the defense of any litigation to which the individual may have been made a party because he or she is or was a director, officer, or employee of the company.  The inclusion of these provisions in the Bylaws may have the effect of reducing the likelihood of derivative litigation against directors and officers, and may discourage or deter stockholders or management from bringing a lawsuit against directors and officers for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us and our stockholders.

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

Our PV-10 at December 31, 2013 and 2012 is materially reconciled to our Standardized Measure of discounted cash flows at those dates by reducing the PV-10 by the discounted future income taxes associated with such reserves. The discounted future income taxes at December 31, 2013 and 2012, respectively, were $7,093,985 and $499,433.

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

	December 31, 2013			December 31, 2013
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Developed	113,092	313,251	165,301	$8,861	$6,117
Proved Undeveloped	930,069	2,826,344	1,401,126	$44,699	$20,408
Total Proved	1,043,161	3,139,595	1,566,427	$53,560	$26,525

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$19,691

Probable Undeveloped	657,800	0	657,800	$33,571	$16,253

BOE equivalents are determined by combining barrels of oil with MCF of gas divided by six.

	December 31, 2012			December 31, 2012
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Developed Producing	24,800	0	24,800	$1,397	$1,169
Proved Undeveloped	392,700	0	392,700	$8,538	$2,131
Total Proved	417,500	0	417,500	9,935	3,300

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$2,909
Probable Undeveloped	937,100	0	937,100	$30,986	$12,237

For the year ended December 31, 2012 all of the Company’s Oil and Gas properties were located in the Marcelina Project in Texas which produces no gas.

The increase of 1,008,426 BOE (979,800 for our Hunton Project and 28,626 for our Marcelina Project) in proved undeveloped reserves comes from the third party engineering studies of the Cimarron and Chisholm Trail AMI's in Oklahoma which were acquired by the Company in 2013 and engineering for our Marcelina Project.  The increase consists of an increase of 537,369 barrels of oil plus an additional 471,057 BOE from conversion of natural gas reserves using MCFD/6.

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Year Ended December 31, 2013 and 2012

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	2013		2012
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
TOTAL PROVED RESERVES:
Beginning of period	417,500	-	-	-
Acquisition	572,461	3,139, 596	-	-
Extensions and discoveries	101,229	-	428,155	-
Revisions of previous estimates	(34,743)	3,539	-	-
Production	(13,286)	(3,540)	(10,655)	-
End of period	1,043,161	3,139,595	417,500	-

PROVED DEVELOPED RESERVES
Proved developed producing	64,858	108,001	24, 800	-
Proved developed nonproducing	48,234	205,250	-	-
Total	113,092	313,251	24, 800	-

Total PUD	930,069	2,826, 344	392,700	-

The preceding table shows significant increases in  the Acquisition  category for 2013 as compared to 2012.

The 2013 Extension and Discoveries is impacted by drilling of the Johnson #2 well in the Buda formation, which resulted in the addition of two new proved undeveloped locations.  Additionally, four new proved undeveloped locations offset to the Johnson #1 in the Austin Chalk formation were added.  The Buda locations account for a  45,613 BO increase in proved reserves, and the Austin Chalk locations account for  55,616 BO in additional proved reserves.  All locations assigned are within one offsetting location away from the nearest proved producing well in the same formation.

The 2013 Revisions of Previous Estimates are composed of revisions to the proved producing and proved undeveloped reserves. The negative 34,743 BO total revision is comprised of a positive 12,700 BO adjustment due primarily to improved performance from the Johnson 1 and Johnson 4 wells, and a negative  47,443 BO adjustment for two proved undeveloped locations in the Eagle Ford formation.  Performance of offset producing Eagle Ford wells is analyzed to estimate proved undeveloped reserves on the Company's lease, and the 2013 analysis of the offset wells resulted in a reduction of their estimated ultimate recoveries compared to 2012 estimates.

The 2013 Acquisition increase is all related to the working interest acquired in the Cimarron and the Chisholm Trail AMI's with Husky Ventures in Oklahoma during 2013.

The increase in 2012 Extensions and discoveries are the result of completing our Johnson #4 well.

Standardized Measure of Oil & Gas Quantities
Year Ended December 31, 2013 & 2012

The standardized measure of discounted future net cash flows relating
to proved oil and natural gas reserves is as follows (in thousands):	2013	2012

Future cash inflows	$119,629,906	$41,103,000
Future production costs	(31,656,853)	(12,413,000)
Future development costs	(34,152,898)	(18,755,000)
Future income tax expense	(11,264,101)	(1,012,000)
Future net cash flows	42,556,054	8,923,000
10% annual discount for estimated
timing of cash flows	(22,865,456)	(6,014,000)
Standardized measure of discounted future
net cash flows related to proved reserves	$19,690,598	$2,909,000

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows (in thousands):
	2013	2012
Balance, beginning of period	$2,909,000	$-
Sales and transfers of oil and gas produced during the period	(905,125)	-
Net change in sales and transfer prices and in production (lifting) costs related to future production	2,267,471	-
Net change due to purchases of minerals in place	30,474,988	-
Net change due to extensions and discoveries	2,814,577	-
Changes in estimated future development costs	(17,355,723)	-
Previously estimated development costs incurred during the period	3,181,356	-
Net change due to revisions in quantity estimates	(949,883)	-
Other	2,001,122	-
Accretion of discount	329,960	-
Net change in income taxes	(5,077,145)	-
Balance, end of period	$19,690,598	$-

 Due to the inherent uncertainties and the limited nature of reservoir data, both proved and probable reserves are subject to change as additional information becomes available. The estimates of reserves, future cash flows, and present value are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses, and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

In estimating probable reserves, it should be noted that those reserve estimates inherently involve greater risk and uncertainty than estimates of proved reserves. While analysis of geoscience and engineering data provides reasonable certainty that proved reserves can be economically producible from known formations under existing conditions and within a reasonable time, probable reserves involve less certainty than reserves with a higher classification due to less data to support their ultimate recovery. Probable reserves have not been discounted for the additional risk associated with future recovery.  Prospective investors should be aware that as the categories of reserves decrease with certainty, the risk of recovering reserves at the PV-10 calculation increases.  The reserves and net present worth discounted at 10% relating to the different categories of proved and probable have not been adjusted for risk due to their uncertainty of recovery and thus are not comparable and should not be summed into total amounts.

Reserve Estimation Process, Controls and Technologies

The reserve estimates, including PV-10 estimates, set forth above were prepared by Netherland, Sewell & Associates, Inc. and Wright & Company, Inc.  A copy of their full reports with regard to our reserves is attached as Exhibit 99.1 to this annual report on Form 10-K.  These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

Our Chief Executive Officer is an experienced and qualified geoscience professional with a degree in geophysical science, but we do not have any employees with specific reservoir engineering qualifications in the company.  Our Chief Executive Officer worked closely with Netherland, Sewell & Associates, Inc. and Wright & Company Inc. in connection with their preparation of our reserve estimates, including assessing the integrity, accuracy, and timeliness of the methods and assumptions used in this process.

Netherland, Sewell & Associates, Inc. (“NSAI”) is a large Texas-based professional engineering firm specializing in technical and financial evaluation of oil and gas assets.  NSAI used a combination of performance analysis and analogy, using technical and economic data including but not limited to well logs, well test data, and production data.  Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI reserves report is C. Ashley Smith.  Mr. Smith has been practicing consulting petroleum engineering at NSAI since 2006.  Mr. Smith is a Licensed Professional Engineer in the State of Texas (No. 100560) and has over 13 years of practical experience in petroleum engineering, with over 7 years experience in the estimation and evaluation of reserves.  He graduated from University of Missouri-Rolla (Missouri University of Science & Technology) in 2000 with a Bachelor of Science Degree in Petroleum Engineering.  Mr. Smith meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; Mr. Smith is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Wright & Company Inc. (“Wright”) is a Tennessee based professional engineering firm made up of petroleum engineers, geologists, geophysicists, and petro physicists that specialize in technical and financial evaluation of oil and gas assets.  They used a combination of production and pressure performance, simulation studies, offset analogies, seismic data and interpretation, geophysical logs, and other relevant field data to calculate our reserves estimates.  D. Randall Wright is the primary technical person in charge of the estimates of reserves and associated cash flow and economics on behalf of Wright for the results presented in its reserves report to us.  He has a Master of Science degree in Mechanical Engineering from Tennessee Technological University.  He is a qualified Reserves Estimator as set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers.  This qualification is based on more than 40 years of practical experience in the estimation and evaluation of petroleum reserves with Texaco, Inc., First City National Bank of Houston, Sipes, Williamson & Associates, Inc., Williamson Petroleum Consultants, Inc., and Wright which he founded in 1988.  He is a registered Professional Engineer in the state of Texas (TBPE #43291), granted in 1978, a member of the Society of Petroleum Engineers and a member of the Order of the Engineer.

Proved Undeveloped Reserves

As of December 31, 2013, our proved undeveloped reserves totaled 1,401,126 barrels of oil equivalents compared to 392,700 as of December 31, 2012, a total increase of 1,008,426.  These proved undeveloped reserves at December 31, 2013 were associated with our Marcelina Creek Field property (which increased by 28,626) and our Hunton projects (which account for an increase of 979,800, all of which were acquired in 2013). These numbers are taken from the third party reserves studies by Netherland, Sewell and Associates and Wright & Company.

This increase of 979,800 BOE in proved undeveloped reserves  attributable to our Hunton projects comes from the third party engineering study from Wright & Company of the Cimarron and Chisholm Trail AMI's in Oklahoma which were acquired by the Company in 2013.  The net reserves increase associated with these properties is approximately 508.8 Mbbl of oil and 2,826.3 MMcf of gas, or 979.8 MBOE calculated with a gas-oil equivalency factor of six.  We acquired an interest in the Boeckman 1-14H well in May 2013, representing our first property in Oklahoma.  Over the course of 2013, we acquired interests in five wells that were producing by December 31, 2013. These were considered proved developed producing (PDP) and include the Boeckman 1-14H, Hancock 1-25H, Robinson 1-30H, School Land 1-36H and Stevens 1-36H.  During 2013, we also acquired interests in six other wells that were drilled and completed, but not producing, by December 31, 2013. These were considered proved developed non-producing (PDNP) and include the Coronado 1-3H, CW 1-4H, Jet 1-12H, Jones 1-21H, Liebhart 1-31H, and Mel B 1-33H.

With respect to our Marcelina Project, the increase in proved undeveloped reserves of 28,626 BO in Texas is due to a combination of factors.  The Johnson #2 well was drilled in 2013, which resulted in moving 22,674 BO from proved undeveloped to proved developed.  In addition, a negative revision of 49,900 BO was due to a decrease in expected recovery from two undeveloped locations in the Eagle Ford formation.  This reduction was based on analysis by Netherland, Sewell & Associates, Inc. of performance for offset Eagle Ford producers adjacent to the Company's lease.

Proved undeveloped reserves were increased by 101,200 BO due to the addition of new locations in the Buda and Austin Chalk formations.  The Johnson #2 well drilled in 2013 resulted in two new Buda locations directly offset to the west and northwest, and four locations in the Austin Chalk were added that are directly offset to the Johnson #1 well.

We made various investments and progress during 2013 to convert proved undeveloped reserves to proved developed reserves.  Wells that were converted from proved undeveloped reserves to developed include the Hancock, Robinson, Boeckman, Stevens, and School Land. The capital expenditures incurred in converting our proved undeveloped reserves to developed were approximately $1,198,130.  We believe that nearly all of our proved undeveloped reserves as of December 31, 2013 will be developed within five years.  Limitations on our ability to develop proved undeveloped reserves within five years would likely be due to restraints on our capital and/or personnel moving forward.  The restraints, however, could be alleviated through increased revenue or additional funding.

Our current drilling plans, subject to sufficient capital resources and the periodic evaluation of interim drilling results and other potential investment opportunities, include drilling substantially all of the Buda wells in our proved undeveloped reserves during 2014 and 2015.  We do not currently have plans to drill the Eagle Ford shale wells in the next year.  The area of the Marcelina Creek Field is an active area of Eagle Ford shale development, and we intend to actively explore our options with regard to these proved undeveloped locations and other potential Eagle Ford drilling locations on our acreage.  Further we will maintain our continuous drilling program in the Hunton projects for the foreseeable future.

Production, Price, and Production Cost History

During the year ended December 31, 2013, we produced and sold 13,286 barrels of oil net to our interest at an average sale price of $100.67 per bbl. We produced and sold 3,540 MCF of gas net to our interest at an average sales price of $5.68 per MCF.  Our average production cost including lease operating expenses and direct production taxes was $31.29 per bbl.  Our depreciation, depletion, and amortization expense was $49.09 per bbl.

During the year ended December 31, 2012, we produced and sold 10,655 barrels of oil net to our interest at an average sale price of $97.35 per bbl.  We had no gas production.  Our average production cost including lease operating expenses and direct production taxes was $46.93 per bbl.  Our depreciation, depletion, and amortization expense was $51.80 per bbl.

Our production is from properties concentrated in central Oklahoma and in southern Texas. Reserves from each of these areas comprise more than 15% of total reserves. For 2012, 100% of our production came from Marcelina Creek.  For 2013, approximately 88 BOPD was being produced at Marcelina Creek and approximately 47 BOEPD in Oklahoma, or 65% from Marcelina Creek and 35% from Oklahoma.

Drilling Activity and Productive Wells

Marcelina Creek Project - Texas

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

During the year ended December 31, 2012, the Company participated in another re-entry and horizontal extension to the same well drilled in 2010 (50% working interest).  This operation was successful and the well is currently a producing oil well.  We also participated in a re-entry and horizontal extension of another well (40% working interest), the Coulter #1.  This well is currently testing as described above.  For 2012, in Marcelina Creek the Company had a total of three producing wells at year end

During the year ended December 31, 2013, the Company drilled one well in the Marcelina Project (75% working interest). This well was successfully completed as an oil well.

As of December 31, 2013, we had three productive wells in the Marcelina Creek Field (2.00 net wells) and one well which was in the process of being tested in the Coulter Field (.40 net well).  Net wells consist of the sum of our fractional working interests in these wells.

Central Oklahoma Projects

During the year ended December 31, 2013, the Company began participating in development wells in the Hunton Play. Two producing wells were acquired and three wells were drilled and completed in 2013.  As of December 31, 2013 these five wells were producing and the Company was a participant in six additional wells that were either drilling or in the process of completing at year end.

Our producing wells included the Hancock (0.01 WI, 0.8 BOEPD), the Robinson (0.0025 WI, 0.2 BOEPD), the Boeckman (0.1891 WI, 33.4 BOEPD), the Stevens (0.0173 WI, 7.2 BOEPD), and the School Land (0.005 WI, 6.4 BOEPD), amounting to net producing wells of 22.39% of one well.

Present activities in Oklahoma at December 31, 2013 include wells in process of being drilled - the CW (0.0225 WI), the Mel B (0.075 WI), the Jet (0.0191 WI), the Rosemary (0.1246 WI), the Jones (0.0213 WI), and the Liebhart (0.0308 WI), amounting to net testing wells of 29.33% of one well.

 Combined Well Status
The following table summarizes drilling activity and Well Status at December 31, 2013:

	Cumulative Well Status
Drilling Activity/Well Status	at 12/31/2013		2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Development Wells:
Productive -Texas	3	2.00	1	0.75	1	0.75	1	0.50
Productive - Okla	3	0.21	3	0.21	0	0.00	0	0.00
Dry	0	0.00	0	0.00	0	0.00	0	0.00

Exploration Wells:
Productive	0	0.00	0	0.00	0	0.00	0	0.00
Dry	0	0.00	0	0.00	0	0.00	0	0.00

Total Drilled Wells:
Productive -Texas	3	2.00	1	0.75	1	0.75	1	0.50
Productive - Okla	3	0.21	3	0.21	0	0.00	0	0.00
Dry	0	0.00	0	0.00	0	0.00	0	0.00

Acquired Wells:
Productive -Texas	1	0.40	0	0.00	1	0.40	0	0.00
Productive - Okla	2	0.013	2	0.013	0	0.00	0	0.00

Total Wells:
Productive -Texas	4	2.40	1	0.75	2	1.15	1	0.50
Productive - Okla	5	0.223	5	0.223	0	0.00	0	0.00

Total	9	2.623	6.00	0.973	2.00	1.15	1.00	0.50

Well Type:
Oil	3	2.00	1	0.75	1	0.75	1	0.50
Gas	1	0.40	0	0.00	1	0.40	0	0.00
Combination -Oil and Gas	5	0.223	5	0.223	0	0.00	0	0.00

Total	9	2.623	6.00	0.9725	2.00	1.15	1.00	0.50

Our acreage positions at December 31, 2013 are summarized as follows:

	Total Acres		Developed Acres		Undeveloped Acres
Leasehold Interests - 12/31/2013	Gross	Net	Gross	Net	Gross	Net

Texas -
Marcelina Creek	1,045	714	360	230	685	484
Coulter Field	940	376	940	376	0	0

Oklahoma -
Cimmarron	5,061	893	1,760	143	3,301	750
Chisholm Trail	8,665	1,560	3,200	60	5,465	1,500
Viking	4,326	1,082	0	0	4,326	1,082

Kansas -
Smokey Hill	11,752	2,091	0	0	11,752	2,091

Total	31,789	6,715	6,260	809	25,529	5,907

The Marcelina Creek Project consists of 1,045 acres all of which are held by production.

The Central Oklahoma Projects acreage is in three AMI’s as of December 31, 2013 with a combined total of 18,052 gross acres.  Producing wells (5) and wells under development (6) comprise 4,960 acres with the balance subject to a managed drilling program to retain leases for long term development.  The leases have two to three year terms. The drilling program being executed will hold the leases by production within those terms

The Smokey Hills acquisition included approximately 16,000 gross acres and a well, the Hoffman 1-H within the greater Lindsborg Field area.  Since development did not continue due to the need for analysis after the Hoffman initial well experience, the acreage position declined from approximately 16,000 acres at acquisition to approximately 11,752 at December 31, 2013.  We are planning to drill a ten well program late in Q2 or early Q3, 2014 to evaluate the possibility of producing the formation in a traditional vertical method.  Of the 800 wells of interest in the area, all were produced vertically and in economic quantities.

The results of the ten well program will drive the continuing development of the Smokey Hills acreage. Based on the economic success of the first ten wells and the geological analysis of the acreage, a drilling program will continue at an initial planned pace of four wells each month which will hold 640 additional acres per month. The leases are beyond their primary term and in their two year extension period. The leases are scheduled to expire over the period from third quarter 2014 through third quarter 2015.  As continued drilling generates economic success we plan to increase the pace of drilling sufficient to develop 100% of the acreage prior to expiration of any of the acreage undeveloped as of December 31, 2013.

Net acres in all areas are approximately 6,715 at December 31, 2013.

ITEM 3.  LEGAL PROCEEDINGS

On February 16, 2012, we filed a lawsuit against Hockley Energy, Inc. and Frank O. Snortheim in the District Court of Harris County, Texas in connection with farmout agreements we entered into with Hockley Energy in November 2011 for the Marcelina Creek prospect and the East Stockdale prospect.  We allege that Hockley Energy did not perform its obligations under the agreements, which obligations included providing the agreed upon funding, and we seek damages against both Hockley and Mr. Snortheim (who is a shareholder of Hockley Energy) for breach of contract, fraudulent inducement, and promissory estoppel.  Each defendant has answered our original petition with a general denial, and we have filed a motion for default judgment. A trial date has been set for April 28, 2014.  We have also had discussions with the defendants regarding resolving this matter out of court, but we have not reached an agreement to date.

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

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth and discussed in this Management’s Discussion and Analysis and Results of Operations is derived from our historical financial statements and the related notes thereto which are included in this Form 10-Q. The following information and discussion should be read in conjunction with such financial statements and notes. Additionally, this Management’s Discussion and Analysis and Plan of Operations contain certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in our operations, development efforts, and business environment, and due to other risks and uncertainties relating to our ability to obtain additional capital in the future to fund our planned expansion, the demand for oil and natural gas, and other general economic factors.

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

Summary of Key Results

Overview

We are engaged in the acquisition, exploration, exploitation, and/or development of oil and natural gas properties in the United States.

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

Historical Results for the Years Ended December 31, 2013 and 2012

Revenues and Cost of Revenues

For the year ended December 31, 2013, we had production revenue of $1,243,998 compared to $1,037,247 of production revenue for the year ended December 31, 2012.  During the first half of 2013, production began a natural decline in both the Marcelina Johnson #1-BH and the Johnson #4 wells. During third quarter the new drill, the Johnson #2, began production. Oklahoma production began in third quarter from the Company’s participation in the Hunton wells. Refer to the table of production and revenue for 2013 included below.  Our cost of revenue, consisting of lease operating expenses and production taxes, was $434,119, and $500,053 for the years ended December 31, 2013 and 2012, respectively.

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue ($)	Gas Revenue ($)	Total Revenue ($)
Marcelina	Q1 - 2013	2,255	0	229,204	-	229,204
Oklahoma	Q1 - 2013	0	0	-	-	-
Total Q1		2,255	0	229,204	-	229,204
Marcelina	Q2 - 2013	1,673	0	160,823	-	160,823
Oklahoma	Q2 - 2013	0	0	-	-	-
Total Q2		1,673	0	160,823	-	160,823
Marcelina	Q3 - 2013	3,896	0	387,872	-	387,872
Oklahoma	Q3 - 2013	316	1,321	7,064	-	7,064
Total Q3		4,212	1,321	394,936	-	394,936
Marcelina	Q4 - 2013	4,626	0	401,956	-	401,956
Oklahoma	Q4 - 2013	519	2,220	47,793	9,286	57,079
Total Q4		5,145	2,220	449,749	9,286	459,035

Year ended 12/31/13		13,285	3,541	1,234,712	9,286	1,243,998

We recorded depreciation, depletion and amortization expense of $652,179 for the year ended December 31, 2013.

General and Administrative Expenses

Our general and administrative expenses for the years ended December 31, 2013 and 2012 were $6,682,377 and $2,430,884, respectively, an increase of $4,251,493. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses.  The increase in general and administrative expenses for the year ended December 31, 2013 compared to 2012 is primarily related to a $408,117 increase in investor relations expense and a $3,062,427 increase in stock based compensation.

Liquidity and Capital Resources

At December 31, 2013, we had working capital of $(468,453), current assets of $2,250,556 consisting of cash, accounts receivable, and prepaid expenses, and total assets of $16,743,321 consisting of current assets, investments in oil and gas properties, and goodwill. As of December 31, 2013, we had current liabilities of $2,719,009, consisting of accounts payable, payables to related parties, notes payable, and accrued interest, and stockholders’ equity was $9,197,219.

Cash flow used in operating activities for the years ended December 31, 2013, was $2,262,636 compared to $130,274 for the year ended December 31, 2012, an increase of $2,132,362. Cash flow used in operating activities during 2013 can be primarily attributed to net losses from operations of $10,418,662, which consists primarily of $6,682,377 in general and administrative expenses ($4,331,143 of which are non-cash stock based compensation), depreciation, depletion, and amortization of $652,179, and accretion of convertible note discounts $3,894,389. Cash flow used in operating activities during 2012 can be primarily attributed to net losses from operations of $2,808,803, which consists primarily of $2,430,884 in general and administrative expenses ($1,268,216 of which are non-cash  stock based compensation), depreciation, depletion, and amortization of $551,890, and accretion of convertible note discounts $313,963. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

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

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such we will require additional debt or equity financing. Subsequent to December 31, 2013, we received net proceeds of approximately $6.15 million from the offering of units of equity consisting of our common stock and warrants, but these proceeds will not be sufficient to fund all of our proposed drilling operations and operating needs during 2014. We will seek additional financing to meet these plans and needs.  We face obstacles in continuing to attract new financing due to our history and current record of net losses and working capital deficits. Therefore, despite our efforts, we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

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

We currently have interests in five oil and gas projects, the Marcelina Creek Field Development in Wilson County, Texas, the Coulter Field in Waller County, Texas, projects in Logan and Kingfisher counties, Oklahoma and projects in McPherson, and Gray and Finney counties in Kansas.  See the description under “Current Projects” above under “Item 1.  Business” for more information and disclosure regarding commitments and contingencies relating to these projects.

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
Fax: 713.895.9393
www.calvettiferguson.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Torchlight Energy Resources, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheets of Torchlight Energy Resources, Inc. (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Calvetti Ferguson

Houston, Texas

March 31, 2014, except for Note 1, 2, 7 and 11, as to which the date is October 21, 2014

Houston | The Woodlands | San Antonio

TORCHLIGHT ENERGY RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$1,811,713	$63,252
Accounts receivable	429,699	92,897
Prepaid expenses	9,144	8,346
Total current assets	2,250,556	164,495

Investment in oil and gas properties, net	13,038,751	3,461,686
Office equipment	11,604
Debt issuance costs, net	920,947	473,785
Goodwill	447,084	447,084
Other Assets	74,379	-

TOTAL ASSETS	$16,743,321	$4,547,050

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$985,123	$89,247
Accrued liabilities	-	62,055
Related party payables	90,000	768,648
Notes payable	753,904	51,000
Due to working interest owners	580,484	-
Interest payable	309,498	10,581
Total current liabilities	2,719,009	981,531

Convertible promissory notes, net of discount of $5,500,462 and $521,864 at December 31, 2013 and December 31, 2012, respectively	4,802,711	580,636
Asset retirement obligation	24,382	12,614
Commitments and contingencies	-	-
Stockholders’ equity:
Common stock, par value $0.001 per share; 75,000,000 shares authorized;	16,142	13,565
16,141,765 issued and outstanding at December 30, 2013
13,564,815 issued and outstanding at December 31, 2012
Additional paid-in capital	21,978,616	8,381,001
Warrants outstanding	3,043,420	-
Accumulated deficit	(15,840,959)	(5,422,297)
Total stockholders' equity	9,197,219	2,972,269

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,743,321	$4,547,050

TORCHLIGHT ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31, 2013	DECEMBER 31, 2012
Revenue
Oil and gas sales	$1,243,998	$1,037,247
Royalties	51,501	-

Cost of revenue	(434,119)	(500,053)

Gross income	861,380	537,194

Operating expenses:
General and administrative	6,682,377	2,430,884
Depreciation, depletion, and amortization	652,179	551,890
Total operating expenses	7,334,556	2,982,774

Other income (expense)
Forgiveness of debt income	660,000	-
Interest income	59	12
Interest and accretion expense	(4,605,545)	(363,235)
Total other income (expense)	(3,945,486)	(363,223)

Net loss before taxes	(10,418,662)	(2,808,803)

Provision for income taxes	-	-

Net (loss)	$(10,418,662)	$(2,808,803)

Loss per share:
Basic and Diluted	$(0.74)	$(0.21)
Weighted average shares outstanding:
Basic and Diluted	14,016,240	13,564,815

TORCHLIGHT ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2012 TO DECEMBER 31, 2013

			Common stock	Additional paid-in	Accumulated	Warrants
	Preferred stock	Common stock shares	Amount ($)	Capital ($)	Deficit ($)	Outstanding ($)	Total ($)

Balance, January 1, 2012	-	14,664,815	14,665	5,861,985	(2,613,494)	-	3,263,156

Issuance of common stock for services	-	425,000	425	329,450	-	-	329,875
Shares issued in connection with promissory notes	-	75,000	75	67,650	-	-	67,725
Warrants issued in connection with promissory notes	-	-	-	791,376	-	-	791,376
Beneficial conversion feature on convertible notes	-	-	-	390,600	-	-	390,600
Warrants issued for services	-	-	-	938,340	-	-	938,340
Common stock retired	-	(1,600,000)	(1,600)	1,600	-	-	-
Net loss	-	-	-	-	(2,808,803)	-	(2,808,803)

Balance, December 31, 2012	-	13,564,815	13,565	8,381,001	(5,422,297)	-	2,972,269

Issuance of common stock for services	-	735,752	735	1,438,245	-	-	1,438,980
Shares issued in connection with promissory notes	-	968,628	969	1,694,123	-	-	1,695,092
Warrants issued re: convertible promissory notes	-	-	-	2,531,321	-	-	2,531,321
Beneficial conversion feature on convertible notes	-	-	-	5,770,654	-	-	5,770,654
Warrants exercised	-	101,714	102	203,326	-	-	203,428
Warrants issued for services	-	-	-	-	-	2,920,170	2,920,170
Warrants issued in connection with stock issuance	-	-	-	(123,250)	-	123,250	-
Common stock issued	-	212,500	213	849,787	-	-	850,000
Common stock issued for mineral leases	-	558,356	558	1,233,409	-	-	1,233,967
Net loss	-	-	-	-	(10,418,662)	-	(10,418,662)

Balance, December 31, 2013	-	16,141,765	16,142	21,978,616	(15,840,959)	3,043,420	9,197,219

TORCHLIGHT ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
	YEAR ENDED	YEAR ENDED
	December 31, 2013	December 31, 2012
Cash Flows From Operating Activities
Net (loss)	$(10,418,662)	$(2,808,803)
Adjustments to reconcile net loss to net cash
from operating activities:
Stock based compensation	4,331,143	1,268,216
Accretion of convertible note discounts	3,894,389	313,963
Depreciation, depletion and amortization	652,179	551,890
Forgiveness of debt income	(660,000)	-
Change in:
Accounts receivable	(336,803)	(75,623)
Prepaid expenses	(798)	7,921
Debt issuance costs	(967,020)	-
Increase in other assets	(74,379)	-
Accounts payable and accrued liabilities	833,820	106,291
Related party payable	(18,648)	509,898
Due to working interest owners	255,484	-
ARO accretion	1,360	-
Interest payable	245,299	(4,027)
Net cash used in operating activities	(2,262,636)	(130,274)

Cash Flows From Investing Activities
Investment in oil and gas properties	(9,663,504)	(905,326)
Proceeds from the sale of oil and gas properties	-	74,571
Proceeds from sale of leases	1,076,400	-
Net cash used in investing activities	(8,587,104)	(830,755)

Cash Flows From Financing Activities
Proceeds from promissory notes	10,855,773	1,049,000
Repayment of promissory notes	(61,000)	(543,000)
Proceeds from promissory notes	750,000
Proceeds from warrant exercise	203,428
Issuance of common stock	850,000
Net cash provided by financing activities	12,598,201	506,000

Net increase (decrease) in cash	1,748,461	(455,029)

Cash - beginning of period	63,252	518,281

Cash - end of period	$1,811,713	$63,252

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$468,841	$105,488
Cash paid for income taxes	$-	$-

Non cash transactions:
Common stock issued for leases	$1,233,967	$-
Common stock issued in connection with promissory notes	$1,695,100	$67,725
Warrants issued in connection with promissory notes	$2,531,321	$791,376
Warrants issued in connection with common stock issuance	$123,250	$-
Beneficial conversion feature on promissory notes	$5,770,654	$390,600
Exchange of promissory notes	$-	$412,500
Retirement of common stock	$-	$1,600
Asset retirement obligation	$10,407	$693
Convertible Note issued for debt issuance costs	$40,000	$-
Liabilities assumed in purchase of oil and gas properties	$1,809,572	$-
Sale of oil and gas properties in exchange for note receivable	$990,000	$-
Capitalized interest cost	$56,347	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Torchlight Energy Resources, Inc. was incorporated in October 2007 under the laws of the State of Nevada as Pole Perfect Studios, Inc. (“PPS”).  From its incorporation to November 2010, the company was primarily engaged in business start-up activities.

On November 23, 2010, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) between the major shareholders of PPS and the shareholders of Torchlight Energy, Inc. (“TEI”).  As a result of the transactions effected by the Exchange Agreement, at closing TEI became our wholly-owned subsidiary, and the business of TEI became our sole business.  TEI was incorporated under the laws of the State of Nevada in June 2010.  We are engaged in the acquisition, exploitation and/or development of oil and natural gas properties in the United States.  In addition to TEI, we also operate our business through Torchlight Energy Operating, LLC, a Texas limited liability company and wholly-owned subsidiary.

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

At December 31, 2013, the Company had not yet achieved profitable operations, had accumulated losses of $15,840,959 since its inception and expects to incur further losses in the development of its business.  The Company’s ability to continue as a going concern is dependent on its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Risks and uncertainties – The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating an emerging business, including the potential risk of business failure.

Concentration of risks – The Company’s cash is placed with a highly rated financial institution, and the Company periodically reviews the credit worthiness of the financial institutions with which it does business. At times the Company’s cash balances are in excess of amounts guaranteed by the Federal Deposit Insurance Corporation.

Fair value of financial instruments – Financial instruments consist of cash, accounts receivable, accounts payable, notes payable to related party, and convertible promissory notes. The estimated fair values of cash, accounts receivable, accounts payable, and related party payables approximate the carrying amount due to the relatively short maturity of these instruments. The carrying amounts of the convertible promissory notes approximate their fair value giving affect for the term of the note and the effective interest rates.

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

Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological, and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. The Company allocates a portion of its acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir.

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized.  During years ended December 31, 2013 and 2012, the Company capitalized $104,821 and $48,474, respectively, of interest on unevaluated properties.

Depreciation, depletion, and amortization – The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion, and amortization (“DD&A”), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less costs excluded from amortization. The depreciable base of oil and natural gas properties is amortized on a unit-of-production method.

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

The determination of oil and gas reserves is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In particular, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Subsequent re-evaluation of reserves and cost estimates related to future development of proved oil and gas reserves could result in significant revisions to proved reserves.  Other issues, such as changes in regulatory requirements, technological advances, and other factors which are difficult to predict could also affect estimates of proved reserves in the future.

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

Goodwill – Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist.

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

Inherent in the fair value calculation of an ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. Settlements greater than or less than amounts accrued as ARO are recorded as a gain or loss upon settlement.

Asset retirement obligation activity is disclosed in Note 10.

Share-based compensation – Compensation cost for equity awards is based on the fair value of the equity instrument on the date of grant and is recognized over the period during which an employee is required to provide service in exchange for the award. Compensation cost for liability awards is based on the fair value of the vested award at the end of each period.

Revenue recognition – The Company recognizes oil and gas revenues when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive.  The Company has not included potentially dilutive securities in the calculation of loss per share for any periods presented as the effects would be anti-dilutive.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations.

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

Unevaluated costs as of December 31, 2013 consisted of $639,609 associated with the Company’s interest in the Coulter #1 well.  The Coulter #1 wells is undergoing production and test operations with the goal of removing sufficient water from the wellbore to allow production of natural gas.  The unevaluated costs as of December 31, 2013 consisted entirely of the Company’s interest in the Coulter #1 well.

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

11. SUBSEQUENT EVENTS

During December 2013 and early January 2014, we sold to investors in a private offering an aggregate of 350,000 shares of restricted common stock and 87,500 warrants to purchase shares of restricted common stock.  Each warrant has an exercise price of $6.00 per share and expires on December 31, 2018.  We received aggregate consideration of $1,400,000 for the securities, $850,000 in December and $550,000 in January 2014.

On January 31, 2014, we sold to investors in a private offering an aggregate of 1,400,000 shares of restricted common stock and 350,041 warrants to purchase shares of restricted common stock.  Each warrant has an exercise price of $6.00 per share and expires on December 31, 2018.  The securities were sold in units, each of which consisted of one share of common stock and ј of a warrant to purchase a share of common stock (the “Units”).  We received aggregate consideration of $5,600,000 for the securities.  In connection with the sale of these securities, we paid National Securities Corporation, the placement agent, a fee of $560,000 and paid additional transaction expenses of approximately $25,000 plus issued the placement agent warrants to purchase a total of 140,000 Units at an exercise price of $6.00 per Unit until December 31, 2018.

We also granted registration rights to the purchasers in both offerings, whereby, under certain terms and conditions, we agreed to use our best efforts to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock purchased in the offerings and the shares of common stock underlying the warrants purchased in the offerings.

UNAUDITED SUPPLEMENTARY INFORMATION

December 31, 2013 and 2012

Investment in oil and gas properties for 2013 is detailed as follows:

	2013	2012
Property acquisition costs	$6,274,154	$529,184
Development costs	3,885,730	323,955
Exploratory costs	$-0-	$-0-

Oil and Natural Gas Reserves

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Years Ended December 31, 2013 and 2012

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	2013		2012
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
TOTAL PROVED RESERVES:
Beginning of period	417,500	-	-	-
Acquisition	572,461	3,139,596	-	-
Extensions and discoveries	101,229	-	428,155	-
Revisions of previous estimates	(34,743)	3,539	-	-
Production	(13,286)	(3,540)	(10,655)	-
End of period	1,043,161	3,139,595	417,500	-

PROVED DEVELOPED RESERVES
Proved developed producing	64,858	108,001	24,800	-
Proved developed nonproducing	48,234	205,250	-	-
Total	113,092	313,251	24,800	-

Total PUD	930,069	2,826,344	392,700	-

 The preceding table shows significant increase in  the Acquisition  category for 2013 as compared to 2012.

The 2013 Extension and Discoveries is impacted by drilling of the Johnson #2 well in the Buda formation, which resulted in the addition of two new proved undeveloped locations.  Additionally, four new proved undeveloped locations offset to the Johnson #1 in the Austin Chalk formation were added.  The Buda locations account for a 45,613 BO increase in proved reserves, and the Austin Chalk locations account for 55,616 BO in additional proved reserves.  All locations assigned are within one offsetting location away from the nearest proved producing well in the same formation.

The 2013 Revisions of Previous Estimates are composed of revisions to the proved producing and proved undeveloped reserves. The negative 34,743 BO total revision is comprised of a positive 12,700 BO adjustment due primarily to improved performance from the Johnson 1 and Johnson 4 wells, and a negative 47,443 BO adjustment for two proved undeveloped locations in the Eagle Ford formation.  Performance of offset producing Eagle Ford wells is analyzed to estimate proved undeveloped reserves on the Company's lease, and the 2013 analysis of the offset wells resulted in a reduction of their estimated ultimate recoveries compared to 2012 estimates.

Standardized Measure of Oil & Gas Quantities
Year Ended December 31, 2013 & 2012

The standardized measure of discounted future net cash flows relating
to proved oil and natural gas reserves is as follows (in thousands):	2013	2012

Future cash inflows	$119,629,906	$41,103,000
Future production costs	(31,656,853)	(12,413,000)
Future development costs	(34,152,898)	(18,755,000)
Future income tax expense	(11,264,101)	(1,012,000)
Future net cash flows	42,556,054	8,923,000
10% annual discount for estimated
timing of cash flows	(22,865,456)	(6,014,000)
Standardized measure of discounted future
net cash flows related to proved reserves	$19,690,598	$2,909,000

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows (in thousands):
	2013	2012
Balance, beginning of period	$2,909,000	$-
Sales and transfers of oil and gas produced during the period	(905,125)	-
Net change in sales and transfer prices and in production (lifting) costs related to future production	2,267,471	-
Net change due to purchases of minerals in place	30,474,988	-
Net change due to extensions and discoveries	2,814,577	-
Changes in estimated future development costs	(17,355,723)	-
Previously estimated development costs incurred during the period	3,181,356	-
Net change due to revisions in quantity estimates	(949,883)	-
Other	2,001,122	-
Accretion of discount	329,960	-
Net change in income taxes	(5,077,145)	-
Balance, end of period	$19,690,598	$-

 Due to the inherent uncertainties and the limited nature of reservoir data, proved reserves are subject to change as additional information becomes available. The estimates of reserves, future cash flows, and present value are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses, and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

Reserve Estimation Process, Controls and Technologies

The reserve estimates, including PV-10 estimates, set forth above were prepared by Netherland, Sewell & Associates, Inc. and Wright & Company, Inc.  A copy of their full reports with regard to our reserves is attached as Exhibit 99.1 to this annual report on Form 10-K.  These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

Results of Operations for Oil and Gas Producing Activities
For the Year Ended December 31, 2013	Total	Texas	Oklahoma	Kansas

Oil and Gas revenue	$1,295,499	$1,179,855	$115,644	$-

Production costs	434,119	379,149	54,970	-
Depreciation, depletion, and amortization	652,179	627,997	24,182	-
Exploration expenses	-	-	-	-
	1,086,298	1,007,146	79,152	-

Income tax expense	-	-	-	-

Results of Operations (excluding corporate overhead
and interest costs)	$209,201	$172,709	$36,492	$-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.  Although our original Form 10-K filed on March 31, 2014 indicated that our disclosure controls and procedures were effective at year end, this Amendment No. 1 to our Form 10-K contains revisions to several areas of the original Form 10-K, and upon reevaluating the disclosure controls and procedures, management believes that the need to make these revisions is an indication that our disclosure controls and procedures were not effective at year end.  Subsequent to December 31, 2013, we have worked at remedying the deficiencies in our disclosure controls and procedures by implementing additional controls and procedures, including without limitation the addition of additional staff, including a new operations manager in February 2014 and a new assistant controller in April 2014, improved information sharing with our engineers and additional consulting and assistance from an outside accounting firm.

We are continuing to monitor the effects of the abovementioned improvements to our disclosure controls and procedures.  Notwithstanding the results of the evaluation above, we believe all of our reports submitted under the Exchange Act contain, in all material respects, the information required to be disclosed by us in such reports.

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

John A. Brda – Mr. Brda has been our President and Secretary and a member of the Board of Director since January 2012.  He has been the Managing Member of Brda & Company, LLC since 2002, which provides consulting services to public companies—with a focus in the oil and gas sector—on investor relations, equity and debt financings, strategic business development, and securities regulation matters.

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

Willard G. McAndrew III – Mr. McAndrew has served as our Chief Operating Officer since September 2013 and as a member of the Board since October 2013.  He has forty three years of experience in the energy industry, from field operations to refining.  From December 2006 to September 2013, Mr. McAndrew served as the Chairman of the Board, CEO and President of Xtreme Oil & Gas, Inc., a company engaged in the acquisition, operation, and development of oil and natural gas properties located in Texas and the southeast region of the United States.  He began his career in 1969, gaining experience working for Hercules Drilling Company as a roustabout in South Louisiana.  Mr. McAndrew attended Louisiana State University and then spent two years in the United States Marine Corps.  Later, he joined Exxon Corporation Refinery’s Distillation and Specialties division in Baton Rouge, Louisiana, becoming the fourth generation in his family to work for Exxon. Mr. McAndrew has served as President and owner of several small companies that were involved in all phases of the oil and gas business from drilling, reworking, completion, leases, etc.  He has also been a consultant since 1990 to companies and is responsible for the structure, formation and marketing of partnerships and energy financing.

We believe that Mr. McAndrew’s many years in the oil and gas industry and his vast network of contacts in the investment banking and broker-dealer communities compliments the Board of Directors.

Involvement in certain legal proceedings.  From 2001 through May 2006, Mr. McAndrew served as the CEO, President, and Director of Energy & Engine Technology, Inc.  After he left the company, it filed for bankruptcy protection in December 2006.

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

Edward Devereaux – Mr. Devereaux has served as member of the Board of Directors since October 2013.  He is a seasoned investment executive with over three decades of experience in investment management, investment banking, and securities sales and marketing.  From 2010 to the present, he has served as a consultant to companies wishing to raise capital within the independent broker dealer and registered investment advisors communities.  From 2006 to 2010, he served as President and CEO of Advanced Marketing Services, a marketing consulting and investment banking firm. Mr. Devereaux has participated in raising more than $10 billion of investment capital in his career.  He has worked for various investment firms, including Prudential Securities and Lightstone Securities.  Mr. Devereaux has a B.A. from Hofstra University.

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

Audit Committee

We have established a separately-designated standing audit committee.  The Audit Committee consists of our four independent members of the Board of Directors, Wayne Turner, Jerry Barney, Edward Devereaux and Eunis L. Shockey.  Mr. Devereaux is the Chairman of the Audit Committee, and the Board of Directors has determined that he is an audit committee financial expert as defined in Item 5(d)(5) of Regulation S-K.  The Audit Committee reviews, acts on, and reports to the Board of Directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2013 and 2012 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers.

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Thomas Lapinski CEO/Director	2013	180,000	-	-	355,250 (1)	-	-	-	535,250
	2012	240,000 (2)	-	-	-	-	-	-	240,000

John A. Brda President/Director	2013	205,000	-	-	355,250 (3)	-	-	-	560,250
	2012	240,000 (4)	-	-	-	-	-	-	240,000

Willard G. McAndrew III COO/Director	2013	60,000	-	-	2,225,000 (5)	-	-	75,000 (6)	2,360,000
	2012	-	-	-	-	-	-	-	-

Roger Wurtele CFO	2013	40,000	-	-	180,000 (7)	-	-	52,500 (6)	272,500
	2012	-	-	-	-	-	-	-	-

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
(5)
Prior to Mr. McAndrew’s appointment as COO in September 2013, during 2013 we granted him a fully vested warrant to purchase 1,000,000 shares of stock at an exercise price of $2.09 per share as consideration for consulting services, valued at $890,000. In September 2013, we granted Mr. McAndrew an option to purchase 1,500,000 shares of stock at an exercise price of $2.09 per share, which was to vest over upon certain performance thresholds and was valued at $1,335,000. The value of the options was determined using the Black Scholes Method.

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

Setting Executive Compensation

We fix executive base compensation at a level we believe enables us to hire and retain individuals in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We also take into account the compensation that is paid by companies that we believe to be our competitors and by other companies with which we believe we generally compete for executives.

In establishing compensation packages for executive officers, numerous factors are considered, including the particular executive’s experience, expertise, and performance, our company’s overall performance, and compensation packages available in the marketplace for similar positions. In arriving at amounts for each component of compensation, our Compensation Committee strives to strike an appropriate balance between base compensation and incentive compensation. The Compensation Committee also endeavors to properly allocate between cash and non-cash compensation (including without limitation stock and stock option awards) and between annual and long-term compensation.

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

Outstanding Equity Awards at Fiscal Year End

The following table details all outstanding equity awards held by our named executive officers at December 31, 2013:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity bIncentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Thomas Lapinski	245,000		-		-	2.00	09/04/2018
John A. Brda	245,000		-		-	2.00	09/04/2018
Willard G. McAndrew III	900,000	(1)	-		-	2.09	04/15/2018
	-		1,500,000	(1)(2)	-	2.09	09/09/2018
Roger Wurtele	100,000	(3)	200,000	(3)(4)	-	2.09	10/10/2018

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 20, 2014, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group.  Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Torchlight Energy Resources, Inc., 5700 W. Plano Parkway, Suite 3600, Plano, Texas 75093.  We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 18,270,408 shares of common stock outstanding at March 20, 2014. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 20, 2014 and shares of common stock issuable upon conversion of other securities held by that person that are currently convertible or convertible within 60 days of March 20, 2014. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2013, we entered into a Purchase and Sale Agreement with Xtreme Oil & Gas, Inc. (“Xtreme”), under which we acquired certain assets of Xtreme, including the Smokey Hills Prospect in McPherson County, Kansas, the Cimarron Area Hunton Project in Logan County, Oklahoma, and an interest in a salt water disposal facility in Seminole, Oklahoma.  Total consideration for all the properties was $1.6 million. At the time of the transaction with Xtreme, Willard G. McAndrew III owned an equity interest of more than 10% in Xtreme and was its Chief Executive Officer.  He resigned as Chief Executive Officer of Xtreme in September 2013 and later that month was appointed as our Chief Operating Officer.  He was elected to our Board of Directors in October 2013.  As of November 2013 his equity interest in Xtreme was approximately 2%.

Director Independence

We currently have four independent directors on our Board, Wayne Turner, Jerry Barney, Edward Devereaux, and Eunis L. Shockey.  The definition of “independent” used herein is based on the independence standards of The NASDAQ Stock Market LLC.  The Board performed a review to determine the independence of Wayne Turner, Jerry Barney, Edward Devereaux, and Eunis L. Shockey and made a subjective determination as to each of these directors that no transactions, relationships, or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of Torchlight Energy Resources, Inc.  In making these determinations, the Board reviewed information provided by these directors with regard to each Director’s business and personal activities as they may relate to us and our management.

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

Pre-Approval of Audit and Non-Audit Services

We did not have a standing audit committee of the board of directors until November, 2013. Therefore, for the fiscal years ended December 31, 2013 and 2012, all audit services, audit-related services, and tax services for 2012, as described above, were provided to us by Calvetti Ferguson based upon prior approval of the Board of Directors. Whitley Penn has been engaged for tax services for the year 2014 including preparation of 2013 tax returns.

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

10.2	Purchase and Sale Agreement between Torchlight Energy, Inc. and Xtreme Oil and Gas, Inc. effective April 1, 2013. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2013.) *

10.3	Employment Agreement with Thomas Lapinski (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.4	Employment Agreement with John A. Brda (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.5	Amendment to Employment Agreement with John A. Brda (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2014.) *

10.6	Employment Agreement with Roger Wurtele (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.7	Amendment to Employment Agreement with Roger Wurtele (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2014.) *

10.8	Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.9	Amendment to Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.10	Second Amendment to Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2014.) *

10.11	Development Agreement between Ring Energy, Inc. and Torchlight Energy Resources, Inc. (Incorporated by reference from Form 8-K filed with the SEC on October 22, 2013.) *

10.12	Coulter Limited Partnership Agreement dated January 10, 2012 (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.13	Promissory Note with Boeckman Well LLC dated May 1, 2013 and amendments thereto (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.14	12% Series A Secured Convertible Promissory Note (form of) (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.15	Securities Purchase Agreement (form of), January 2014 (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.16	Registration Rights Agreement (form of), January 2014 (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

14.1	Code of Ethics (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

21.1	Subsidiaries (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2014.) *

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

Torchlight Energy Resources, Inc.

/s/ Thomas Lapinski
By: Thomas Lapinski
Chief Executive Officer

Date:	October 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Lapinski
Thomas Lapinski	Director and Chief Executive Officer	October 17, 2014

/s/ John A. Brda
John A. Brda	Director, President and Secretary	October 17, 2014

/s/ Willard G. McAndrew III
Willard G. McAndrew III	Director and Chief Operating Officer	October 17, 2014

/s/ Roger N. Wurtele
Roger N. Wurtele	Chief Financial Officer	October 17, 2014

/s/ Wayne Turner
Wayne Turner	Director	October 17, 2014

/s/ Jerry D. Barney
Jerry D. Barney	Director	October 17, 2014

/s/ Edward J. Devereaux
Edward J. Devereaux	Director	October 17, 2014

/s/ Eunis L. Shockey
Eunis L. Shockey	Director	October 17, 2014