Form 10-Q/A
period 2014-03-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2014-10-21
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1
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

EXPLANATORY NOTE

Torchlight Energy Resources, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2014 (the “Original Report”).

This Amendment is being filed to amend (i) Note 1 of Item 1 of Part I; (ii) Item 2 of Part I; and (iii) Item 4 of Part I.  Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment sets forth the complete text of each item as amended.

Except as expressly set forth above and certain minor punctuation and typographical corrections not referenced above, the Original Report has not been amended, updated or otherwise modified.  This Amendment does not reflect events occurring after the filing of the Original Report or update those disclosures regarding events that occurred subsequent to the end of the fiscal quarter ended March 31, 2014.  All other information is unchanged and reflects the disclosures made at the time of the filing of the Original Report.

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

Risks and uncertainties – The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological , and other risks associated with operating an emerging business, including the potential risk of business failure.

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

Depreciation, depletion and amortization – The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion and amortization (“DD&A”), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less costs excluded from amortization. The depreciable base of oil and natural gas properties is amortized on a unit-of-production method.

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

Environmental laws and regulations – The Company is subject to extensive federal, state , and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations.

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

Summary of Key Results

Overview

We are engaged in the acquisition, exploration, exploitation , and/or development of oil and natural gas properties in the United States.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements included herewith and our audited financial statements included with our Form 10-K, as amended, for the year ended December 31, 2013.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment by our management.

We had no active operations prior to the inception of TEI on June 25, 2010 and had limited revenues prior to the year ended December 31, 2012.

Current Projects

We currently have interests in five oil and gas projects, the Marcelina Creek Field Development in Wilson County, Texas, the Coulter Field in Waller County, Texas, the Smokey Hills Prospect in McPherson County, Kansas, the Ring Energy Joint Venture in Southwest Kansas , and the Hunton play in partnership with Husky Ventures in Central Oklahoma.

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

Pursuant to the Coulter Agreement, we acquired a 34% working interest and a 25.5% net revenue interest from La Sal’s interest in the John Coulter #1-R for the purchase price of $350,000, which was to be applied to 100% of the costs of a fracture stimulation treatment on the well.  Under the agreement, we had options to purchase additional working interests up to a total of 45%.  We exercised the first option and purchased an additional 6% for $50,000, bringing our working interest to 40% and our net revenue interest to 30%.  Our option to purchase an additional 5% working interest can be exercised by the payment of $50,000 within 30 days of first commercial production from the well.  If commercial production is established, the net revenue split will be 80% to us and 20% to La Sal until net revenue totals $437,500, after which the net revenue will be split according to the interests in the well.  Expenses above the initial $350,000 will be split according to the working interests in the well.  Our total investment in the project, including fracture stimulation, subsequent testing, and purchase of additional interests and capitalized interest, amounted to $656,647 as of March 31, 2014.

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

The Smokey Hills acquisition included approximately 16 ,000 gross acres and a well, the Hoffman 1-H within the greater Lindsborg Field area.  Our working interest is nearly 18%.  Wells had been drilled vertically in the 1960’s to present at depths of less than 4,000 feet looking for production from Mississippian carbonated fractured reservoirs.  The Hoffman well was drilled laterally 4,200 feet and fracking had not been completed at the time of our acquisition of the project.  Core analysis and logs indicated good porosity at 14 to 22%. Following our acquisition, the well was hydraulically fractured, but the results were disappointing.  We presently are evaluating our next efforts to monetize the investment of approximately $1,056,844 as of March 31, 2014 .  Allocated costs are high due to the large acreage position.   We are planning to drill a ten well program late Q2 or early Q3 to evaluate the possibility of producing the formation in a traditional vertical method.  Of the 800 wells of interest in the area, all were produced vertically and in economic quantities.

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

Hunton Play, Central Oklahoma

The Xtreme transaction also included the acquisition of three Hunton wells, the Hancock, Robinson , and Lenhart.  The Hancock and Robinson are producing wells but have small working interests of 1% and .25 of 1%, respectively.  The Lenhart well is a 62% working interest and was being prepared for a fracture stimulation when it was previously damaged, prior to our acquisition, by the service contractor.  The well bore at the Hunton level has an irretrievable pipe in the hole and cannot be used to produce from the Hunton.  Although Xtreme won the litigation against the contractor, he failed to pay for the replacement of the well bore, and Xtreme was responsible for costs primarily to Baker-Hughes for work done on the well.  We took responsibility for those charges and negotiated a settlement of approximately $600,000.

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

While doing the due diligence for the above projects, we met with the operator of the Hancock and Robinson well, Husky Ventures of Oklahoma City.  At that time Husky had completed 18 successful wells in the Hunton formation and was expanding its acreage position.  We were able to negotiate a 15% working interest in approximately 3,700 acres in the Cimarron Area of Logan County in May 2013.  Within a week the Boeckman #1-H well was spud and was subsequently completed and fracture stimulated in July, 2013.  At present, the Boeckman well continues to produce at a rate of 81 barrels of oil per day and 438 thousand cubic feet of gas per day. We acquired a working interest in the Boeckman #1-H well and subsequently sold part of our ownership in the Boeckman well for $990,000. The purchaser executed a promissory note dated May 1, 2013 for the purchase. We have collected the balance in full. We agreed to a preferential payout to the purchaser equal to 50% of his acquired interest.  The agreement was amended in the first quarter of 2014 to include our agreement to advance funds under a note receivable from the purchaser to be repaid from the purchaser’s revenue preference subsequent to October, 2014.  Revenue payable to the investor based on revenue to March 31, 2014 has been accrued in the accompanying financial statements.

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

In the fourth quarter of 2013 we entered into our 3rd Area of Mutual Interest (AMI) with Husky Ventures, the Viking Prospect. This AMI covers four townships in size. We acquired a 25% interest in 3,945 acres in the Viking.  Leasing is continuing monthly so that we had an interest in 4,326 acres as of December 31, 2013, and recently, Husky has spud the first two wells in the AMI.  In January of 2014, we again elected to continue to expand in the Hunton Play with Husky Ventures in our fourth AMI.  We again contracted for a 25% Working Interest in an AMI consisting of eight townships in South Central Oklahoma.  There is an active leasing program in this AMI as well with over 5,000 acres under lease.  We expect to spud our first well in this AMI by July of 2014.  Lastly, in February of 2014, we picked up a 10% Working Interest in a well in the Prairie Grove AMI that is currently drilling.  We picked up this interest from a non-consenting third party who elected not to participate in the well.  Currently, we are actively producing in 15 wells, drilling 5 wells, and 5 wells are currently fracking or flowing back for a total of twenty five wells across all of our AMI’s with Husky Ventures.

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

We recorded depreciation, depletion , and amortization expense of $334,331 for the quarter ended March 31, 2014.

General and Administrative Expenses

Our general and administrative expenses for the quarters ended March 31, 2014 and 2013 were $5,821,068 and $533,549, respectively, an increase of $5,287,519 .  Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses.  The increase in general and administrative expenses for the quarters ended March 31, 2014 compared to 2013 is primarily related to a $338,796 increase in investor relations expense and a $4,262,270 increase in stock based compensation .

Liquidity and Capital Resources

At March 31, 2014, we had working capital of ($6,648,543), current assets of $2,686,667 consisting of cash, accounts receivable, notes receivable, and prepaid expenses and total assets of $22,199,849 consisting of current assets, investments in oil and gas properties , and goodwill. As of March 31, 2014, we had current liabilities of $9,335,210, consisting of, accounts payable (principally for development costs), payables to related parties, notes payable , and accrued interest. The remaining balance of convertible notes payable (which mature on March 15, 2015) were reclassified from long term liabilities to current liabilities as of March 31, 2014 which accounts for $5,425,910 of negative working capital at March 31, 2014. Stockholders’ equity was $12,839,723.

Cash flow used in operating activities for the quarters ended March 31, 2014 was $444,017 compared to $58,733 for the quarter ended March 31, 2013, an increase of $385,284. Cash flow used in operating activities for the quarter ended March 31, 2014  can be primarily attributed to net losses from operations of $7,561,752 which consists primarily of $5,821,068 in general and administrative expenses, $4,393,375 of which are non-cash stock based compensation, depreciation, depletion and amortization of $334,331, and accretion of convertible note discounts $1,605,025 Cash flow used in operating activities for the quarter ended March 31, 2012 can be primarily attributed to net losses from operations of $658,193, which consists primarily of $533,549 in general and administrative expenses, $131,105 of which are non-cash stock based compensation, depreciation, depletion, and amortization of $116,847, and accretion of convertible note discounts $138,194. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

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

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months , and as such we will require additional debt or equity financing. Subsequent to December 31, 2013, we received net proceeds of approximately $5.57 million from the offering of units of equity consisting of our common stock and warrants, but these proceeds will not be sufficient to fund all of our proposed drilling operations and operating needs during 2014. We will seek additional financing to meet our drilling plans and needs.  We face obstacles in continuing to attract new financing due to our history and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2014. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.   Although our original Form 10-Q filed on May 15, 2014 indicated that our disclosure controls and procedures were effective as of March 31, 2014, subsequent to that date, we filed an Amendment No. 1 to our Form 10-K for the year ended December 31, 2013 which contains revisions to several areas of the original Form 10-K, and upon reevaluating the disclosure controls and procedures, management believes that the need to make these revisions is an indication that our disclosure controls and procedures were not effective as of March 31, 2014.  During 2014, we have worked at remedying the deficiencies in our disclosure controls and procedures by implementing additional controls and procedures, including without limitation the addition of additional staff, including a new operations manager in February 2014 and a new assistant controller in April 2014, improved information sharing with our engineers and additional consulting and assistance from an outside accounting firm.

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

Torchlight Energy Resources, Inc.

Date: October 17 , 2014	/s/ Thomas Lapinski
By: Thomas Lapinski
Chief Executive Officer

Date: October 17 , 2014	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer