Form 10-Q/A
period 2014-06-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2014-10-21
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

1a

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of August 14, 2014, there were 20,411,639 shares of the registrant’s common stock outstanding (the only class of voting common stock).

EXPLANATORY NOTE

Torchlight Energy Resources, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2014 (the “Original Report”).

This Amendment is being filed to amend (i) Item 2 of Part I, including amendments to the subsection “Current Projects,” and (ii) Item 4 of Part I, and (iii) Item 6 of Part II.  Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment sets forth the complete text of each item as amended.

Except as expressly set forth above and certain minor punctuation and typographical corrections not referenced above , the Original Report has not been amended, updated or otherwise modified.  This Amendment does not reflect events occurring after the filing of the Original Report or update those disclosures regarding events that occurred subsequent to the end of the fiscal quarter ended June 30, 2014.  All other information is unchanged and reflects the disclosures made at the time of the filing of the Original Report.

1b

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions , and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with the company's ability to obtain additional capital in the future to fund planned expansion, the demand for oil and natural gas, general economic factors, competition in the industry , and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated , or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

As a result of the transactions effected by the Exchange Agreement, at closing (i) TEI became our wholly-owned subsidiary, (ii) we abandoned all of our previous business plans within the health and fitness industries , and (iii) the business of TEI became our sole business.  TEI is an energy company, incorporated under the laws of the State of Nevada in June 2010.  It is engaged in the acquisition, exploration, exploitation , and/or development of oil and natural gas properties in the United States.

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

The Company is engaged in the acquisition, exploration, development , and production of oil and gas properties within the United States. The Company’s success will depend in large part on its ability to obtain and develop profitable oil and gas interests.

2.           GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

At June 30, 2014, the Company has negative working capital of $7,921,559, had not yet achieved profitable operations, had accumulated losses of $26,333,562 since its inception , and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of presentation – The financial statements are presented on a consolidated basis and include all of the accounts of Torchlight Energy Resources Inc. and its wholly owned subsidiary, Torchlight Energy, Inc. All significant intercompany balances and transactions have been eliminated.

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

Fair value of financial instruments – Financial instruments consist of cash, accounts receivable, notes receivable, accounts payable, notes payable to related party , and convertible promissory notes. The estimated fair values of cash, accounts receivable, notes receivable, accounts payable , and notes to related party approximate the carrying amount due to the relatively short maturity of these instruments. The carrying amounts of notes receivable and convertible promissory notes approximate their fair value giving affect for the term of the note and the effective interest rates.

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

Investment in oil and gas properties – The Company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (“SEC”). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration , and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead , or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold , or drilling interests and exploration drilling costs. The Company allocates a portion of its acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir.

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized.  During the six months ended June 30, 2014, the Company capitalized $13,190 of interest on unevaluated properties.

Depreciation, depletion , and amortization – The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion , and amortization (“DD&A”), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less costs excluded from amortization. The depreciable base of oil and natural gas properties is amortized on a unit-of-production method.

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

Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation , and/or marketing contracts are not in place. Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.

The determination of oil and gas reserves is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In particular, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Subsequent re-evaluation of reserves and cost estimates related to future development of proved oil and gas reserves could result in significant revisions to proved reserves.  Other issues, such as changes in regulatory requirements, technological advances , and other factors which are difficult to predict could also affect estimates of proved reserves in the future.

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

Inherent in the fair value calculation of an ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental , and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. Settlements greater than or less than amounts accrued as ARO are recorded as a gain or loss upon settlement.

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

4.           RELATED PARTY PAYABLES

As of June 30, 2014 , related party payables consisted of accrued and unpaid compensation to two of our executive officers totaling $90,000.

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

Warrants issued in relation to the promissory notes issued (see note 9) were valued using the Black-Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued are as follows:

Risk-free interest rate	0.78%
Expected volatility of common stock	191% - 247%
Dividend yield	0.00%
Discount due to lack of marketability	20% to 30%
Expected life of warrant	3 – 5 years

7.           INVESTMENT IN OIL AND GAS PROPERTIES

The following table presents the investment in oil and gas properties of the Company as of June 30, 2014 and December 31, 2013:

	6/30/2014	12/31/2013

Evaluated costs subject to amortization	$20,490,274	$9,484,014
Unevaluated costs	7,989,540	4,758,806
Total capitalized costs	28,479,814	14,242,820
Less accumulated depreciation, depletion , and amortization	(2,162,914)	(1,204,069)
Net capitalized costs	$26,316,900	$13,038,751

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

11.           SUBSEQUENT EVENTS

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”) , and Greg McCabe.  Mr. McCabe is the sole owner of both Hudspeth and MPC.  Under the terms and conditions of the Purchase Agreement, at closing, we will purchase 100% of the capital stock of Hudspeth which will holds certain oil and gas assets, including a 100% working interest in 172,000 mostly contiguous acres in the Orogrande Basin in West Texas.  This acreage is in the primary term under five-year leases that carry additional five-year extension provisions.  As consideration, at closing we will issue 868,750 shares of our common stock to Mr. McCabe and pay a total of $100,000 in geologic origination fees to third parties.  Additionally, Mr. McCabe will have an optional 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement.  Closing of the transactions contemplated by the Purchase Agreement is to take place on or before September 23, 2014.

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

The Smokey Hills acquisition included approximately 16,000 gross acres and a well, the Hoffman 1-H within the greater Lindsborg Field area.  Our working interest is nearly 18%.  Wells had been drilled vertically in the 1960s to present at depths of less than 4,000 feet looking for production from Mississippian carbonated fractured reservoirs.  The Hoffman well was drilled laterally 4,200 feet and fracking had not been completed at the time of our acquisition of the project.  Core analysis and logs indicated good porosity at 14 to 22%. Following our acquisition, the well was hydraulically fractured, but the results were disappointing.  We presently are evaluating our next efforts to monetize the investment of approximately $1,090,232 as of June 30, 2014 .  Allocated costs are high due to the large acreage position.   We are in process of drilling the first well in a ten well program as of June 30, 2014 to evaluate producing the formation in a traditional vertical method.  Of the 800 wells of interest in the area, all were produced vertically and in economic quantities.

The results of the ten well program will drive the continuing development of the Smokey Hills acreage. Based on the economic success of the first ten wells and the geological analysis of the acreage, a drilling program will continue at an initial planned pace of four wells each month which will hold 640 additional acres per month. The leases are beyond their primary term and in their two year extension period. The leases are scheduled to expire over the period from third quarter 2014 through third quarter 2015 . As continued drilling generates economic success we plan to increase the pace of drilling sufficient to develop 100% of the acreage prior to expiration of any of the acreage undeveloped as of December 31, 2013.

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

Specifically, we were able to negotiate a 15% working interest in approximately 3,700 acres in the Cimarron Area of Logan County in May 2013.  Leasing continued monthly which resulted in our acreage increasing to 5,061 by December 31, 2013. Within a week , the Boeckman #1-H well was spud and was subsequently completed and fracture stimulated in July.  At June 30, 2014, the Boeckman well continues to produce at a rate of 68 barrels of oil per day and 424 thousand cubic feet of gas per day. We acquired a working interest in the Boeckman #1-H well and subsequently sold part of our ownership in the Boeckman well for $990,000. The purchaser executed a promissory note dated May 1, 2013 for the purchase. We have collected the balance in full. We agreed to a preferential payout to the purchaser equal to 50% of his acquired interest.  The agreement was amended in the first quarter of 2014 to include our agreement to advance funds under a note receivable from the purchaser to be repaid from the purchaser’s revenue preference subsequent to October, 2014.  Revenue payable to the investor based on revenue to June 30, 2014 has been accrued in the accompanying financial statements.

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

Summary of 2014 Acquisition Activity

During the six months ended June 30, 2014, our additional investment in oil and gas properties totaled $10,789,519.

In January of 2014, we elected to expand in the Hunton Play with Husky Ventures.  We contracted for a 25% Working Interest in the R 4 AMI consisting of eight townships in Oklahoma.  There is an active ongoing leasing program in this AMI.  Our acreage position at June 30, 2014 totals 5,938 acres. We expect to spud our first well in this AMI in July, 2014. Our 2014 cumulative investment through June 30 in the R 4 was $1,465,937.

In February of 2014, we acquired a 10% Working Interest in a Hunton well in the P 5 AMI from a non-consenting third party who elected not to participate in the first well. As of June 30, we had invested $806,006 in that first well being drilled in this AMI.

Also in February, 2014 we made an additional payment toward our participation with Ring Energy in the amount of $2,090,301.

During the second quarter, 2014 the Company acquired additional interest in Hunton properties in exchange for 902,845 shares of common stock valued at $3,193,029. This acquisition increased the percentage ownership in leased acreage and working interests in various Hunton wells.

The Company’s relationship with Husky Ventures for participation in the Hunton wells continues to expand as to the number of wells drilling, and increases in the working interest percentages being acquired. Husky has moved from a two rig drilling program as of December 31, 2013 to a five rig drilling program as of June 30, 2014. This increased activity coupled with the ongoing leasing activity has provided opportunities for the Company to deploy increasing amounts of capital to the Hunton well development opportunity and accounts for the remaining increase in our Investment in Oil and Gas Properties for the six months ended June 30, 2014.

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

We recorded depreciation, depletion , and amortization expense of $958,845 for the six months ended June 30, 2014.

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

Liquidity and Capital Resources

As June 30, 2014, we had negative working capital of $7,921,559, current assets of $3,320,237 consisting of cash, accounts receivable, notes receivable, and prepaid costs , and expenses and total assets of $30,846,801 consisting of current assets, investments in oil and gas properties , and goodwill. As of June 30, 2014, we had current liabilities of $11,241,796, consisting of accounts payable (principally for development costs), payables to related parties, notes payable and accrued interest. The remaining balance of convertible notes payable (which mature on March 15, 2015) has been reclassified from long term liabilities to current liabilities as of March 31, 2014 which accounts for $5,952,513 of negative working capital at June 30, 2014. Stockholders’ equity was $16,968,540.

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

We currently have interests in five oil and gas projects, the Marcelina Creek Field Development in Wilson County, Texas, the Coulter Field in Waller County, Texas, projects in Logan and Kingfisher counties, Oklahoma , and projects in McPherson and Gray and Finney counties in Kansas.  See the description under “Current Projects” above under “Overview” for more information and disclosure regarding commitments and contingencies relating to these projects.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2014. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.   Although our original Form 10-Q filed on August 14, 2014 indicated that our disclosure controls and procedures were effective as of June 30, 2014, subsequent to that date, we filed an Amendment No. 1 to our Form 10-K for the year ended December 31, 2013 which contains revisions to several areas of the original Form 10-K, and upon reevaluating the disclosure controls and procedures, management believes that the need to make these revisions is an indication that our disclosure controls and procedures were not effective as of June 30, 2014.  During 2014, we have worked at remedying the deficiencies in our disclosure controls and procedures by implementing additional controls and procedures, including without limitation the addition of additional staff, including a new operations manager in February 2014 and a new assistant controller in April 2014, improved information sharing with our engineers and additional consulting and assistance from an outside accounting firm.

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

ITEM 1.  LEGAL PROCEEDINGS

On February 16, 2012, we filed a lawsuit against Hockley Energy, Inc. and Frank O. Snortheim in the District Court of Harris County, Texas in connection with farmout agreements we entered into with Hockley Energy in November 2011 for the Marcelina Creek prospect and the East Stockdale prospect.  We allege that Hockley Energy did not perform its obligations under the agreements, which obligations included providing the agreed upon funding, and we seek damages against both Hockley and Mr. Snortheim (who is a shareholder of Hockley Energy) for breach of contract, fraudulent inducement , and promissory estoppel.  Each defendant has answered our original petition with a general denial, and we have filed a motion for default judgment. A trial date is set for the two weeks following September 22, 2014, but we have refiled for summary judgment, which will be heard before the trial date.  If the motion is granted, it will dispose of the case in Torchlight’s favor without a trial. We have also had discussions with the defendants regarding resolving this matter out of court, but we have not reached an agreement to date.

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

10.2	Purchase and Sale Agreement between Torchlight Energy, Inc. and Xtreme Oil and Gas, Inc. effective April 1, 2013. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2013.) *

10.3	Employment Agreement with Thomas Lapinski (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.4	Employment Agreement with John A. Brda (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.5	Amendment to Employment Agreement with John A. Brda (Incorporated by reference from Form 10-K filed with the SEC on June 30, 2014.) *

10.6	Employment Agreement with Roger Wurtele (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.7	Amendment to Employment Agreement with Roger Wurtele (Incorporated by reference from Form 10-K filed with the SEC on June 30, 2014.) *

10.8	Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.9	Amendment to Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.10	Second Amendment to Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 10-K filed with the SEC on June 30, 2014.) *

10.11	Development Agreement between Ring Energy, Inc. and Torchlight Energy Resources, Inc. (Incorporated by reference from Form 8-K filed with the SEC on October 22, 2013.) *

10.12	Coulter Limited Partnership Agreement dated January 10, 2012 (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.13	Promissory Note with Boeckman Well LLC dated May 1, 2013 and amendments thereto (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.14	12% Series A Secured Convertible Promissory Note (form of) (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.15	Securities Purchase Agreement (form of), January 2014 (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.16	Registration Rights Agreement (form of), January 2014 (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.17	Purchase Agreement with Hudspeth Oil Corporation, McCabe Petroleum Corporation and Greg McCabe dated August 7, 2014

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

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *
101.SCH	XBRL Taxonomy Extension Schema (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *
101.DEF	XBRL Taxonomy Extension Definitions Linkbase (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *
101.LAB	XBRL Taxonomy Extension Label Linkbase (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

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