Form 10-Q
period 2014-09-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2014-11-14
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2014.

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

As of November 6, 2014, there were 23,202,941 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions, and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013, and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with the company's ability to obtain additional capital in the future to fund planned expansion, the demand for oil and natural gas, general economic factors, competition in the industry, and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated, or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “Torchlight”, “we,” “our,” and similar terms include Torchlight Energy Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$561,329	$1,811,713
Accounts receivable	205,958	429,699
Production revenue receivable	972,026	-
Note receivable	408,755	-
Prepayments - development costs	636,635	0
Prepaid expenses	24,375	9,144
Total current assets	2,809,078	2,250,556

Investment in oil and gas properties, net	33,288,968	13,038,751
Office Equipment	58,428	11,604
Debt issuance costs, net	553,495	920,947
Goodwill	447,084	447,084
Other Assets	78,850	74,379

TOTAL ASSETS	$37,235,903	$16,743,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,777,014	$985,123
Accrued liabilities	240,000	-
Related party payables	90,000	90,000
Convertible promissory notes, net of discount of $1,495,653
at September 30, 2014	6,621,945	-
Notes payable within one year	67,923	753,904
Due to working interest owners	362,550	580,484
Interest payable	388,113	309,498
Total current liabilities	11,547,545	2,719,009

Convertible promissory notes, net of discount of $688,656 at September 30, 2014 and $5,500,462 at December 31, 2013	3,880,844	4,802,711
Asset retirement obligation	34,455	24,382

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 23,187,941 issued and outstanding at September 30, 2014 16,141,765 issued and outstanding at December 31, 2013	23,187	16,142
Additional paid-in capital	43,385,949	21,978,616
Warrants outstanding	7,511,820	3,043,420
Accumulated deficit	-29,147,897	-15,840,959
Total stockholders' equity	21,773,059	9,197,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,235,903	$16,743,321

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Oil and gas sales	$1,941,715	$430,782	$4,214,720	$837,901
SWD and royalties	12,305	23,774	61,269	33,078

Cost of revenue	(429,353)	(136,607)	(1,005,588)	(314,662)

Gross income	1,524,667	317,949	3,270,401	556,317

Operating expenses:
General and administrative expense	2,295,901	2,701,062	9,435,148	4,815,712
Depreciation, depletion and amortization	777,016	539,782	1,739,719	894,366
Total operating expenses	3,072,917	3,240,844	11,174,867	5,710,078

Other income (expense)
Income - Cancellation of Debt	-	660,000	-	660,000
Interest income	14	6	70	46
Interest and accretion expense	(1,266,099)	(1,120,985)	(5,402,543)	(1,856,444)
Total other income (expense)	(1,266,085)	(460,979)	(5,402,473)	(1,196,398)

Net loss before taxes	(2,814,335)	(3,383,874)	(13,306,939)	(6,350,159)

Provision for income taxes	-	-	-	-

Net (loss)	$(2,814,335)	$(3,383,874)	$(13,306,939)	$(6,350,159)

Loss per share:
Basic and Diluted	$(0.15)	$(0.24)	$(0.85)	$(0.47)
Weighted average shares outstanding:
Basic and Diluted	18,231,409	13,858,030	15,687,540	13,655,021

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
	NINE MONTHS	NINE MONTHS
	ENDING	ENDING
	September 30, 2014	September 30, 2013
Cash Flows From Operating Activities
Net (loss)	$(13,306,939)	$(6,350,159)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	5,834,186	3,357,148
Accretion of convertible note discounts	4,676,739	1,451,237
Income - Cancellation of Debt	-	(660,000)
Depreciation, depletion and amortization	1,739,719	894,366
Change in:
Accounts receivable	96,258	566,511
Note receivable	(294,318)	-
Production revenue receivable	(972,026)	-
Prepayment of development costs	(636,635)	-
Prepaid expenses	(15,231)	(65,286)
Debt isssuance costs	(150,000)	(720,450)
Other assets	(4,471)	(21,406)
Accounts payable and accrued liabilities	2,706,835	(457,835)
Related party payable	-	(18,648)
Due to working interest owners	(217,934)	167,056
Asset retirement obligation	10,073	-
Interest payable	88,885	170,885
Capitalized interest	(260,096)	-
Net cash used in operating activities	(704,955)	(1,686,581)

Cash Flows From Investing Activities
Investment in oil and gas properties	(16,363,979)	(5,101,434)
Acquisition of office equipment	(53,960)	(10,434)
Proceeds from Sale of Leases	-	86,400
Net cash used in investing activities	(16,417,939)	(5,025,468)

Cash Flows From Financing Activities
Proceeds from sale of common stock	10,632,791	-
Proceeds from issuance of convertible notes	4,569,500	8,465,288
Proceeds from warrant exercise	706,782	-
Proceeds from promissory notes	53,695	-
Repayment of promissory notes	(90,258)	(601,000)
Net cash provided by financing activities	15,872,510	7,864,288

Net increase (decrease) in cash	(1,250,384)	1,152,239
Cash - beginning of period	1,811,713	63,252

Cash - end of period	$561,329	$1,215,491

Supplemental disclosure of cash flow information:
Non cash transactions:
Common stock issued for services	$1,249,077	$-
Warrants issued in connection with promissory notes	$562,354	$914,449
Warrants issued for services	$4,663,865	$-
Beneficial conversion feature on promissory notes	$195,466	$1,827,100
Liabilitities assumed-purchase of properties	$-	$1,809,572
Promissory note issued for debt issuance	$-	(50,000)
Sale of properties for note receivable	$-	$990,000
Common stock issued for mineral interests	$5,136,879	$1,233,967
Capitalized interest cost	$260,096	$32,335
Common stock issued in conversion of promissory notes	$2,185,535	$56,000
Common stock issued in warrant exercises	$1,240,000	$-
Asset retirement obligation	$10,073	$-
Cash paid for interest	$855,703	$244,643

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

The Company is engaged in the acquisition, exploration, development, and production of oil and gas properties within the United States. The Company’s success will depend in large part on its ability to obtain and develop profitable oil and gas interests.

2.           GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

At September 30, 2014, the Company has negative working capital of $8,738,467, had not yet achieved profitable operations, had accumulated losses of $29,147,897 since its inception, and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.           SIGNIFICANT ACCOUNTING POLICIES

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. These interim period unaudited financial statements should be read in conjunction with the audited financial statements and footnotes which are included as part of the Company’s Form 10-K, as amended, for the year ended December 31, 2013.  Accounting principles followed and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below:

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

Fair value of financial instruments – Financial instruments consist of cash, accounts receivable, notes receivable, accounts payable, notes payable to related party, and convertible promissory notes. The estimated fair values of cash, accounts receivable, notes receivable, accounts payable, and notes to related party approximate the carrying amount due to the relatively short maturity of these instruments. The carrying amounts of notes receivable and convertible promissory notes approximate their fair value giving affect for the term of the note and the effective interest rates.

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of September 30, 2014 and December 31, 2013 no valuation allowance was considered necessary.

Investment in oil and gas properties – The Company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (“SEC”). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration, and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead, or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold, or drilling interests and exploration drilling costs. The Company allocates a portion of its acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir.

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized.  During the nine months ended September 30, 2014, the Company capitalized $260,096 of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption which is based on the weighted arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs. The Company did not recognize impairment on its oil and gas properties during the quarter ended September 30, 2014, nor any prior period. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur.

Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation, and/or marketing contracts are not in place. Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.

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

Goodwill was $447,084 as of September 30, 2014 and December 31, 2013, and was acquired on November 23, 2010 in connection with the Company’s reverse acquisition (Note 1).

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

Subsequent events – The Company evaluated subsequent events through November 14, 2014 the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

4.           RELATED PARTY PAYABLES

As of September 30, 2014, related party payables consisted of accrued and unpaid compensation to two of our executive officers totaling $90,000.

5.           COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of September 30, 2014 and December 31, 2013, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

6.           STOCKHOLDERS’ EQUITY

The Company’s Articles of Incorporation do not authorize the Board of Directors to issue any shares of preferred stock. As of September 30, 2014 there were no issued and outstanding shares of preferred stock and there were no agreements or understandings for the issuance of preferred stock.

During the quarter ended September 30, 2014, the Company issued 1,005,000 shares of common stock for cash of $3,412,500.

During the quarter ended September 30, 2014, the Company issued 365,000 shares of common stock as compensation for services valued at $1,080,500.

During the quarter ended September 30, 2014, the Company issued 400,000 shares of common stock for exercise of warrants.

During the quarter ended September 30, 2014 the Company issued 108,549 shares of common stock in conversions of convertible note principal of $189,960 and 432 shares for interest of $756 on convertible notes.

During the quarter ended September 30, 2014, the Company issued 868,750 shares of common stock for mineral interests valued at $1,911,250.

A summary of warrants and stock options outstanding as of September 30, 2014 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2014	2015	2016	2017	2018	2019	Total
$1.75	80,000	855,000	1,135,714	-	-		2,070,714
$2.00	-	-	1,035,271	126,000	1,696,380		2,857,651
$2.09					2,800,000		2,800,000
$2.50	125,000	30,000	100,000	-	-		255,000
$2.75			250,000				250,000
$2.82					38,174		38,174
$3.00			100,000				100,000
$4.50						700,000	700,000
$5.00	-	-	25,000	20,000			45,000
$6.00					577,501	330,341	907,842
$7.00						700,000	700,000
	205,000	885,000	2,645,985	146,000	5,112,055	1,730,341	10,724,381

At September 30, 2014 the Company had reserved 10,724,381 shares for future exercise of warrants and stock options.

Warrants issued in relation to the promissory notes issued (see note 9) were valued using the Black-Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued are as follows:

Risk-free interest rate	0.78%
Expected volatility of common stock	148% - 247%
Dividend yield	0.00%
Discount due to lack of marketability	20% to 30%
Expected life of warrant	3 – 5 years

7.           INVESTMENT IN OIL AND GAS PROPERTIES

The following table presents the investment in oil and gas properties of the Company as of September 30, 2014 and December 31, 2013:

	9/30/2014	12/31/2013

Evaluated costs subject to amortization	$25,363,838	$9,484,014
Unevaluated costs	10,861,782	4,758,806
Total capitalized costs	36,225,620	14,242,820
Less accumulated depreciation, depletion and amortization	(2,936,652)	(1,204,069)
Net capitalized costs	$33,288,968	$13,038,751

Unevaluated costs as of September 30, 2014 total $10,861,782 including $705,765 associated with the Company’s interest in the Coulter #1 well.  The Coulter #1 wells is undergoing production and test operations with the goal of removing sufficient water from the wellbore to allow production of natural gas. Other unevaluated costs are related to accumulated mineral lease costs in the Cimarron and Chisholm Trail AMI’s in Oklahoma.

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

During the second quarter, 2014 the Company acquired an additional interest in Hunton properties in exchange for 902,845 shares of common stock valued at $3,193,029. This acquisition increased the percentage ownership in leased acreage and working interests in various Hunton wells.

During the third quarter, 2014, the Company acquired an interest in the Orogrande Leases in West Texas in exchange for 868,750 shares of common stock valued at $1,911,250.

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

During the quarter ended June 30, 2014, the Company issued an additional $3,197,500 in principal value of 12% Series B Convertible Unsecured Promissory Notes. The 12% Notes are due and payable on June 30, 2017 and provide for conversion into common stock at a price of $4.50 per share and included the issuance of one warrant for each $22.50 of principal amount purchased.  The Company issued a total of 142,111 of these five-year warrants to purchase common stock at an exercise price of $6.00 per share.  The value of the warrant shares was $405,016 and the amount recorded for the beneficial conversion feature was $195,466.  These amounts were recorded as a discount on the 12% Notes.

During the quarter ended September 30, 2014, the Company issued an additional $1,372,000 in principal value of 12% Series B Convertible Unsecured Promissory Notes. The 12% Notes are due and payable on June 30, 2017 and provide for conversion into common stock at a price of $4.50 per share and included the issuance of one warrant for each $22.50 of principal amount purchased.  The Company issued a total of 60,974 of these five-year warrants to purchase common stock at an exercise price of $6.00 per share.  The value of the warrant shares was $157,388 and the amount recorded for the beneficial conversion feature was $-0-.  These amounts were recorded as a discount on the 12% Notes.

10.           ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through September 30, 2014:

Asset retirement obligation – January 1, 2012	$11,369
Adjustment to estimated liability	693
Accretion expense	552
Asset retirement obligation – December 31, 2012	$12,614
Estimated liabilities recorded	10,407
Accretion Expense	1,361
Asset retirement obligation – December 31, 2013	$24,382
Accretion Expense	534
Asset retirement obligation – March 31, 2014	$24,916
Accretion Expense	1,059
Asset retirement obligation – June 30, 2014	$25,975
Estimated liabilities recorded	7,390
Accretion Expense	1,090
Asset retirement obligation – September 30, 2014	$34,455

11.           SUBSEQUENT EVENTS - None

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

Current Projects

We currently have interests in four oil and gas projects, the Marcelina Creek Field Development in Wilson County, Texas, the Ring Energy Joint Venture in Southwest Kansas, the Hunton play in partnership with Husky Ventures in Central Oklahoma, and the Orogrande Project in West Texas. Two additional projects, the Coulter in Waller County Texas and the Smokey Hill Prospect in McPhereson County Kansas, have been suspended pending additional technical review and possible sale of the assets.

The Coulter is a non-core, non-producing asset which we will attempt to monetize by sale of the lease. We presently have approximately 970 acres.

The Smokey Hill prospect is also non-core and we will attempt to sell the remaining leases as well as the well bores we have. We presently have approximately 4,200 acres under lease and four well bores.

Marcelina Creek Field Development.

On July 6, 2010, TEI entered into a participation agreement with Bayshore Operating Corporation, LLC (“Bayshore”), which is currently the holder of an oil, gas and mineral lease covering approximately 1,045 acres in Wilson County, Texas, known as the Marcelina Creek Field Development.  The Participation Agreement provides for the drilling of four wells. Three of the obligation wells have been drilled.  The first three wells include a horizontal re-entry well known as the Johnson-1-H, a vertical well known as the Johnson #4, and a lateral well known as the Johnson #2-H.  These three wells are presently producing a total of approximately 75 BOPD.  The remaining earning well is to be a vertical development well at a location to be determined within the existing lease.  The company has 1,045 acres in the Project, all held by production.

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

We made the initial $3.1 million deposit and the first five well drilling program is currently underway. Well locations have been selected and drilling operations have commenced in March, 2014. As of September 30, 2014 seven wells have been drilled – three are producing, two were drilling at September 30, one can be converted to a salt water disposal well, and one was not completed. A decision has been made to acquire 3-D seismic data to assist the selection of future drill sites. Daily production at September 30, 2014 was approximately 45 BOPD.

As of September 30, 2014, the Company had invested approximately $4,000,000 in the Ring Joint Venture.

Hunton Play, Central Oklahoma

In our April, 2013 transaction with Xtreme Oil and Gas  we acquired three Hunton wells, the Hancock, Robinson and Lenhart.  The Hancock and Robinson are producing wells but have small working interests of 1% and .25 of 1%, respectively.

The Lenhart well is a 62% working interest and was being prepared for a fracture stimulation when it was previously damaged, prior to our acquisition, by the service contractor.  The well bore at the Hunton level has an irretrievable pipe in the hole and cannot be used to produce from the Hunton.  Although Xtreme won the litigation against the contractor,  the contractor failed to pay for the replacement of the well bore, and Xtreme was responsible for costs primarily to Baker-Hughes for work done on the well.  We took responsibility for those charges and negotiated a settlement of approximately $600,000.

Subsequent to the above, we have identified a shallow sandstone that could potentially be productive.    As of September 30, 2014 our attempt to restart of production of the well has resulted in nominal gas production.

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

The terms in our agreement with Husky are that we pay our proportionate costs of leases and operating expenses based on our working interest.  However, for the drilling costs based on the AFE, we carry Husky for 15% based on our working interest participation. This is not a carry on revenue, but rather only a carry on the original AFE.   This is to compensate Husky for the initial program mentioned above and, additionally, the project coordination of the geological, leasing, legal and title opinions, survey and permitting, all drilling, frac design, completion and equipping, day to day operations, and accounting and filing all required monthly and annual reporting to all governmental agencies.

Torchlight believes this is an equitable agreement in that we have the benefit of the initial programs results while participating with a proven operator in areas that continue to provide us with outstanding results in a safe investment environment.

Specifically, we were able to negotiate a 15% working interest in approximately 3,700 acres in the Cimarron Area of Logan County in May 2013.  Leasing continued monthly which resulted in our acreage increasing to 5,061 by December 31, 2013. Within a week, the Boeckman #1-H well was spud and was subsequently completed and fracture stimulated in July.  At September 30, 2014, the Boeckman well continues to produce at a rate of approximately 50 barrels of oil per day and 400 thousand cubic feet of gas per day. We acquired a working interest in the Boeckman #1-H well and subsequently sold part of our ownership in the Boeckman well for $990,000. The purchaser executed a promissory note dated May 1, 2013 for the purchase. We have collected the balance in full. We agreed to a preferential payout to the purchaser equal to 50% of his acquired interest.  The agreement was amended in the first quarter of 2014 to include our agreement to advance funds under a note receivable from the purchaser to be repaid from the purchaser’s revenue preference subsequent to October, 2014.  Revenue payable to the investor based on revenue to September 30, 2014 has been accrued in the accompanying financial statements.

In the third quarter of 2013, we acquired from a third party for stock, a 15.3% working interest in 5011+/- acres in the Chisolm Trail AMI with Husky Ventures Inc. as the operator. Leasing also continued monthly in this AMI increasing our acreage to 8,665 as of December 31, 2013. Our undeveloped acreage position at September 30, 2014 totals 10,535acres. This acquisition will allow us to participate in 60+ gross wells in the coming two years.  This acquisition along with the previous acreage position in the Cimarron Trail will give us 80+ drilling locations in the two AMI’s. It is our intention to continue to increase this position through continuing leasing and forced pooling.

In the fourth quarter of 2013 we entered into our 3rd Area of Mutual Interest (AMI) with Husky Ventures, the Viking Prospect.  This AMI covers four townships in size. We acquired a 25% interest in 3,945 acres in the Viking.   Leasing is continuing monthly so that we had an interest in 5,975 acres as of September 30, 2014. In second quarter, 2014 Husky spud the first two wells in the AMI.

In January of 2014, we elected to expand in the Hunton Play with Husky Ventures.  We contracted for a 25% Working Interest in the R4 AMI consisting of eight townships in Oklahoma.  There is an active ongoing leasing program in this AMI.  Our acreage position at September 30, 2014 totals 9074 acres. Our 2014 cumulative investment through September 30, 2014 in the R4 was $2,191,895.

In February of 2014, we acquired a 10% Working Interest in a Hunton well in the P5 AMI from a non-consenting third party who elected not to participate in the first well. As of June 30, we had invested $819,168 in that first well drilled in this AMI.

During the second quarter, 2014 the Company acquired additional interest in Hunton properties in exchange for 902,845 shares of common stock valued at $3,193,029. This acquisition increased the percentage ownership in leased acreage and working interests in various Hunton wells.

In July of 2014, we elected to further expand in the Hunton Play with Husky Ventures.  We contracted for a 25% Working Interest in the T4 AMI.  There is an active ongoing leasing program in this AMI.  Our acreage position at September 30, 2014 totals 1,690 acres. Our 2014 cumulative investment through September 30 in the R4 was $374,391.

The Company’s relationship with Husky Ventures for participation in the Hunton wells continues to expand as to the number of wells drilling, and increases in the working interest percentages being acquired. Husky moved from a two rig drilling program as of December 31, 2013 to a five rig drilling program in second quarter, 2014. As of September 30, 2014, three rigs are active with a scheduled return to the five rig program early in 2015. This increased activity coupled with the ongoing leasing activity has provided opportunities for the Company to deploy increasing amounts of capital to the Hunton well development opportunities and accounts for the remaining increase in our Investment in Oil and Gas Properties for the nine months ended September 30, 2014.

As of September 30, 2014, we are actively producing from 28 wells and drilling, fracking, or flowing back in an additional ten  wells across all of our AMI’s with Husky Ventures.

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Greg McCabe.  Mr. McCabe is the sole owner of both Hudspeth and MPC.  Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which  hold certain oil and gas assets, including a 100% working interest in 172,000 mostly contiguous acres in the Orogrande Basin in West Texas.  This acreage is in the primary term under five-year leases that carry additional five-year extension provisions.  As consideration, at closing we issued 868,750 shares of our common stock to Mr. McCabe and paid a total of $100,000 in geologic origination fees to third parties.  Additionally, Mr. McCabe will have an optional 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement.  Closing of the transactions contemplated by the Purchase Agreement occurred on September 23, 2014.

Summary of 2014 Acquisition Activity

During the nine months ended September 30, 2014, our additional investment in oil and gas properties totaled $21,500,858.

In January of 2014, we elected to expand in the Hunton Play with Husky Ventures.  We contracted for a 25% Working Interest in the R4 AMI consisting of eight townships in Oklahoma.  There is an active ongoing leasing program in this AMI.  Our acreage position at September 30, 2014 totals 9074 acres. Our 2014 cumulative investment through September 30 in the R4 was $2,191,895.

In February of 2014, we acquired a 10% Working Interest in a Hunton well in the P5 AMI from a non-consenting third party who elected not to participate in the first well. As of September 30, we had invested $819,168 in that first well  drilled in this AMI.

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

In July of 2014, we elected to further expand in the Hunton Play with Husky Ventures.  We contracted for a 25% Working Interest in the T4 AMI.  There is an active ongoing leasing program in this AMI.  Our acreage position at September 30, 2014 totals 1,690 acres. Our 2014 cumulative investment through September 30 in the R4 was $374,391.

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth, MPC, and Greg McCabe, as described above, acquiring  Hudspeth which  holds certain oil and gas assets, including a 100% working interest in 172,000 mostly contiguous acres in the Orogrande Basin in West Texas.

The Company’s relationship with Husky Ventures for participation in the Hunton wells continues to expand as to the number of wells drilling, and increases in the working interest percentages being acquired. This increased activity coupled with the ongoing leasing activity has provided opportunities for the Company to deploy increasing amounts of capital to the Hunton well development opportunity and accounts for the remaining increase in our Investment in Oil and Gas Properties for the nine months ended September 30, 2014.

Salt Water Disposal Facility

As part of the April, 2013 Xtreme Oil and Gas transaction we acquired a 22.5% net royalty on a salt water disposal facility in Seminole, Oklahoma.  No value was placed on the facility due to operational uncertainty.  The facility which was newly commissioned in January 2013 is a state of the art disposal facility which can handle 20,000 barrels of produced and injected fluids per day.  Oil and gas wells produce large quantities of saltwater that must be trucked and disposed of at a cost to the producer.  During the second quarter, 2014 disposal at the facility averaged 1,583 barrels per day. With increasing activity in the area, we anticipate volume increasing in the future.  In addition to the royalty, we have a small working interest in the Project and the right to a working interest of 37.5% when the original investors in the facility receive payout of their investment.

Historical Results for the nine months ended September 30, 2014 and 2013:

Revenues and Cost of Revenues

For the nine months ended September 30, 2014, we had production revenue of $4,214,720 compared to $837,901 for the nine months ended September 30, 2013.  Our cost of revenue, consisting of lease operating expenses and production taxes, was $1,005,588, and $314,662 for the nine months ended September 30, 2014 and 2013, respectively.  Refer to the table of production and revenue included below for quarterly changes in revenue.

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue
Marcelina	Q1 - 2013	2,255	-	$229,204	$-	$229,204
Oklahoma	Q1 - 2013	-	-	$-	$-	$-
Total Q1		2,255	-	$229,204	$-	$229,204
Marcelina	Q2 - 2013	1,673	-	$160,823	$-	$160,823
Oklahoma	Q2 - 2013	-	-	$-	$-	$-
Total Q2		1,673	-	$160,823	$-	$160,823
Marcelina	Q3 - 2013	3,896	-	$387,872	$-	$387,872
Oklahoma	Q3 - 2013	316	1,321	$7,064	$-	$7,064
Total Q3		4,212	1,321	$394,936	$-	$394,936
Marcelina	Q4 - 2013	4,626	0	$401,956	$-	$401,956
Oklahoma	Q4 - 2013	519	2,220	$47,793	$9,286	$57,079
Total Q4		5,145	2,220	$449,749	$9,286	$459,035

Year ended 12/31/13		13,286	3,541	$1,234,712	$9,286	$1,243,998

Marcelina	Q1 - 2014	3,888	-	$360,074	$-	$360,074
Oklahoma	Q1 - 2014	2,326	7,366	$233,686	$49,210	$282,896
Total Q1-2014		6,214	7,366	$593,760	$49,210	$642,970

Marcelina	Q2 - 2014	4,546	-	$368,937	$-	368,937
Oklahoma	Q2 - 2014	9,660	33,584	$899,709	$189,073	1,088,782
Kansas	Q2 - 2014	2,059	-	$172,316	$-	172,316
Total Q2-2014		16,265	33,584	$1,440,962	$189,073	$1,630,035

Marcelina	Q3 - 2014	3,189	-	$289,230	$-	$289,230
Oklahoma	Q3 - 2014	13,900	35,951	$1,346,858	$185,830	$1,532,688
Kansas	Q3 - 2014	1,257	-	$119,797	$-	$119,797
Total Q3-2014		18,346	35,951	$1,755,885	$185,830	$1,941,715

Depreciation, Depletion and Amortization

We recorded depreciation, depletion, and amortization expense of $1,739,719 and $894,366 for the nine months ended September 30, 2014 and 2013, respectively.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2014 and 2013 were $9,435,148 and $4,815,712, respectively. Our general and administrative expenses for the nine months ended September 30, 2014 consisted of noncash stock and warrant compensation expense of $5,834,186, employee compensation expense of $974,717, capital funding costs of $191,946, investor relations costs of $569,426, accounting, auditing, and professional fees of $781,645, and consulting fees and other general corporate expenses of $1,083,237.  The increases in general and administrative expenses for the nine months ended September 30, 2014 compared to 2013 are detailed as follows:

Increase in non cash stock and warrant compensation	$3,897,677
Increase in capital funding expense	$70,043
Increase(Decrease) in investor relations expense	$(874,388)
Increase in legal, auditing, and professional	$402,788
Increase in salaries and expenses (staff increased by five)	$743,169
Increase in general corporate expenses	$380,147

Total Increase in General and Administrative Expenses	$4,619,436

Historical Results for the Three Months Ended September 30, 2014 and 2013:

Revenues and Cost of Revenues

For the three months ended September 30, 2014, we had revenue of $1,941,715 compared to $430,782 of revenue for the three months ended September 30, 2013. Our cost of revenue, consisting of lease operating expenses and production taxes, was $429,353 and $136,607 for the three months ended September 30, 2014 and 2013, respectively.

Depreciation, Depletion and Amortization

We recorded depreciation, depletion and amortization expense of $777,016 and $539,782 for the three months ended September 30, 2014 and 2013, respectively.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2014 and 2013 were $2,295,901 and $2,701,062, respectively. Our general and administrative expenses for the three months ended September 30, 2014 consisted of noncash stock and warrant compensation expense of $1,080,500, employee compensation expense of $365,535, capital funding costs of $45,818, investor relations costs of $53,596, accounting, auditing, and professional fees of $450,661, and consulting fees and other general corporate expenses of $299,791.  The increases (decreases) in general and administrative expenses for the three months ended September 30, 2014 compared to 2013 are detailed as follows:

Increase in non cash stock and warrant compensation	$190,000
Increase (decrease)in capital funding expense	$(37,603)
Increase(decrease) in investor relations expense	$(1,001,004)
Increase in legal, auditing, and professional	$284,897
Increase in salaries and expenses	$133,987
Increase in general corporate expenses	$24,562

Total Decrease in General and Administrative Expenses	$(405,161)

Liquidity and Capital Resources

As September 30, 2014, we had negative working capital of $8,738,467, current assets of $2,809,078, consisting of cash, accounts receivable, notes receivable, and prepaid costs and expenses, and total assets of $37,235,903 consisting of current assets, investments in oil and gas properties, and goodwill and other assets. As of September 30, 2014, we had current liabilities of $11,547,545, consisting of accounts payable (principally for development costs), payables to related parties, notes payable and accrued interest. The remaining balance of convertible notes payable (which mature on March 15, 2015) has been reclassified from long term liabilities to current liabilities as of March 31, 2014 which accounts for $6,621,945 of negative working capital at September 30, 2014. Stockholders’ equity was $21,773,059.

Cash flow used in operating activities for the nine months ended September 30, 2014 was $704,955 compared to $1,686,581 for the nine months ended September 30, 2013. Cash flow used in operating activities can be primarily attributed to net losses from operations of $13,306,939, which consists primarily of $9,435,148 of general and administrative expenses, $5,834,177 of which is non-cash stock based compensation, depreciation, depletion, and amortization of $1,739,719, and accretion of convertible note discounts of $4,676,739.

 We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flow used in investing activities for nine months ended September 30, 2014 was $16,417,939 compared to $5,025,468 for the nine months ended September 30, 2013.  Cash flow used in investing activities consists primarily of oil and gas investments in Oklahoma and Kansas properties acquired during the nine months ended September 30, 2014.

Cash flow provided by financing activities for the nine months ended September 30, 2014 was $15,872,510 as compared to $7,864,288 for the nine months ended September 30, 2013.  Cash flow provided by financing activities consists primarily of proceeds from issuance of convertible notes payable, common stock issues and warrant exercises.

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

We are currently in negotiations with a group of lenders for a debt financing transaction.  If definitive agreements for the transaction are finalized and close, of which there can be no assurance, we anticipate obtaining adequate financing to meet our capital expenditure needs for the remainder of 2014 and 2015.

We do not expect to pay cash dividends in the foreseeable future.

Commitments and Contingencies

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time.  As of September 30, 2014 and September 30, 2013, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

We currently have interests in six oil and gas projects, the Marcelina Creek Field Development in Wilson County, Texas, the Coulter Field in Waller County, Texas, projects in Logan and Kingfisher counties, Oklahoma,  projects in McPherson and Gray and Finney counties in Kansas, and a project in Hudspeth County, Texas.  See the description under “Current Projects” above under “Overview” for more information and disclosure regarding commitments and contingencies relating to these projects.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2014. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.   On October 21, 2014 we filed  Amendment No. 1 to our Form 10-K for the year ended December 31, 2013 which contains revisions to several areas of the original Form 10-K, and management believes that the need to make these revisions is an indication that our disclosure controls and procedures were not effective as of September 30, 2014.  During 2014, we have worked at remedying the deficiencies in our disclosure controls and procedures by implementing additional controls and procedures, including without limitation the addition of additional staff, including a new operations manager in February 2014 and a new assistant controller in April 2014, improved information sharing with our engineers and additional consulting and assistance from an outside accounting firm.

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

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 16, 2012, we filed a lawsuit against Hockley Energy, Inc. and Frank O. Snortheim in the District Court of Harris County, Texas in connection with farmout agreements we entered into with Hockley Energy in November 2011 for the Marcelina Creek prospect and the East Stockdale prospect.  We allege that Hockley Energy did not perform its obligations under the agreements, which obligations included providing the agreed upon funding, and we seek damages against both Hockley and Mr. Snortheim (who is a shareholder of Hockley Energy) for breach of contract, fraudulent inducement, and promissory estoppel.  Each defendant has answered our original petition with a general denial, and we have filed a motion for default judgment. A trial date is set for the two weeks following January 20, 2015, but we have refiled for summary judgment, which will be heard before the trial date.  If the motion is granted, it will dispose of the case in Torchlight’s favor without a trial. We have also had discussions with the defendants regarding resolving this matter out of court, but we have not reached an agreement to date.

On April 1, 2014, a former member of our Board of Directors, Greg Williams, filed a lawsuit in the 122nd District Court of Galveston County, Texas against us in connection with Mr. Williams’ sale of 300,000 shares of our common stock to certain third parties in April 2013.  The suit names as defendants the third parties, Torchlight Energy Resources, Inc., Torchlight Energy, Inc., our Chief Executive Officer, Thomas Lapinski, and our President, John Brda. On October 28, 2014, all parties to the suit agreed to a mutual release and settlement, and agreed to a dismissal of the case. Under the agreement, we will issue Mr. Williams 32,500 restricted shares of common stock, which shares are subject to a leak-out agreement.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2014, we issued 365,000 restricted shares of common stock to consultants as compensation for services.  The securities were issued under the exemption from registration provided by Section 4(a) (2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of purchasers; (iii) there were no public solicitations; (iv) the investment intent of the purchasers; and (v) the restriction on transferability of the securities issued.

In September, 2014, we issued 70,000 shares of restricted common stock for cash of $140,000.  The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

In September 2014, we sold securities to certain investors, including 75,000 restricted shares of common stock at a purchase price of $3.50 per share and (ii) five year warrants to purchase: (a) 61,045 shares of common stock at an exercise price of $4.50 per share, and (b) 61,045 shares of common stock at an exercise price of $7.00 per share, all under the terms and conditions contained in a Securities Purchase Agreement and warrant agreement.  We received total consideration of $262,500 for the securities.  Additionally, the Securities Purchase Agreement provides “piggyback” registration rights for the shares of stock sold and shares of stock underlying the warrants sold.  The securities in the offering were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder, including Rule 506 of Regulation D.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities was issued to a limited number of purchasers; (iii) there were no public solicitations; (iv) each purchaser represented that it was an “accredited investor”; (v) the investment intent of the purchasers; and (vi) the restriction on transferability of the securities issued.

In September 2014, we acquired an interest in the Orogrande Leases in West Texas in exchange for 868,750 restricted shares of common stock.  The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuances of securities did not involve a “public offering” based upon the following factors: (i) the issuances of securities were an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the purchaser represented that it was an “accredited investor”; (v) the investment intent of the purchaser; and (vi) the restriction on transferability of the securities issued.

During the quarter ended September 30, 2014, investors exercised warrant agreements to purchase a total of 400,000 shares of common stock at prices from $2.00 to 2.50 per share.  The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuances of securities did not involve a “public offering” based upon the following factors: (i) each issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of purchasers; (iii) there were no public solicitations; (iv) each purchaser previously represented that it was an “accredited investor”; (v) the investment intent of each purchaser; and (vi) the restriction on transferability of the securities issued.

During the quarter ended September 30, 2014, we sold 12% Series B Unsecured Convertible Promissory Notes to investors, which notes have an aggregate principal amount of $1,372,000. The notes are due and payable on June 30, 2017 and have a conversion price of $4.50 per share.  We also issued these investors a total of 60,974 of five-year warrants exercisable at $6.00 per share.  We received total consideration of $1,372,000.  We also issued 2,500 warrants to a placement agent in connection with the sale of the notes. The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuances of securities did not involve a “public offering” based upon the following factors: (i) the issuances of securities were an isolated private transaction; (ii) a limited number of securities were issued to a limited number of purchasers; (iii) there were no public solicitations; (iv) each purchaser represented that it was an “accredited investor”; (v) the investment intent of each purchaser; and (vi) the restriction on transferability of the securities issued.

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

10.2	Purchase and Sale Agreement between Torchlight Energy, Inc. and Xtreme Oil and Gas, Inc. effective April 1, 2013. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2013.) *

10.3	Employment Agreement with Thomas Lapinski (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.4	Employment Agreement with John A. Brda (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.5	Amendment to Employment Agreement with John A. Brda (Incorporated by reference from Form 10-K filed with the SEC on June 30, 2014.) *

10.6	Employment Agreement with Roger Wurtele (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.7	Amendment to Employment Agreement with Roger Wurtele (Incorporated by reference from Form 10-K filed with the SEC on June 30, 2014.) *

10.8	Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.9	Amendment to Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.10	Second Amendment to Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 10-K filed with the SEC on June 30, 2014.) *

10.11	Development Agreement between Ring Energy, Inc. and Torchlight Energy Resources, Inc. (Incorporated by reference from Form 8-K filed with the SEC on October 22, 2013.) *

10.12	Coulter Limited Partnership Agreement dated January 10, 2012 (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.13	Promissory Note with Boeckman Well LLC dated May 1, 2013 and amendments thereto (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.14	12% Series A Secured Convertible Promissory Note (form of) (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.15	Securities Purchase Agreement (form of), January 2014 (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.16	Registration Rights Agreement (form of), January 2014 (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.17	Purchase Agreement with Hudspeth Oil Corporation, McCabe Petroleum Corporation and Greg McCabe dated August 7, 2014 (Incorporated by reference from Form 10-Q/A filed with the SEC on October 21, 2014) *

10.18	Purchase and Sale Agreement between Torchlight Energy, Inc. and Zenith Petroleum Corporation (Incorporated by reference from Form 8-K filed with the SEC on June 10, 2014) *

10.19	Securities Purchase Agreement with Castleton Commodities Opportunities Master Fund, L.P. (Incorporated by reference from Form 8-K filed with the SEC on August 20, 2014) *

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

Torchlight Energy Resources, Inc.

Date: November 14, 2014	/s/ Thomas Lapinski
By: Thomas Lapinski
Chief Executive Officer

Date: November 14, 2014	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer