Form 10-K
period 2014-12-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2015-04-15
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014.

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

The NASDAQ Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2014, the aggregate market value of shares held by non-affiliates of the registrant (based upon 14,499,475 shares held by non-affiliates on June 30, 2014) was approximately $59,737,837.

At April 7, 2015, there were 23,478,441 shares of the registrant’s common stock outstanding (the only class of common stock).

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

As used herein, the “Company,” “Torchlight,” “we,” “our,” and similar terms include Torchlight Energy Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

TABLE OF CONTENTS

PART I

PART I

ITEM 1.     BUSINESS

Corporate History and Background

Torchlight Energy Resources, Inc. was incorporated in October 2007 under the laws of the State of Nevada as Pole Perfect Studios, Inc. (“PPS”).

On November 23, 2010, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) between the major shareholders of PPS and the shareholders of Torchlight Energy, Inc. (“TEI”).  As a result of the transactions effected by the Exchange Agreement, at closing TEI became our wholly-owned subsidiary, and the business of TEI became our sole business.  TEI is an energy company, incorporated under the laws of the State of Nevada in June 2010.  We are engaged in the acquisition, exploration, exploitation, and/or development of oil and natural gas properties in the United States.  In addition to TEI, we also operate our business through Torchlight Energy Operating, LLC, a Texas limited liability company and Hudspeth Oil Corporation, a Texas corporation, both wholly-owned subsidiaries.

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

Business Overview

Our business model is to focus on drilling and working interest programs within the United States that have a short window of payback, a high internal rate of return, and proven and bookable reserves.  We have interests in  six oil and gas projects, which projects are described in more detail below in the section titled “Current Projects.”  We anticipate being involved in multiple other oil and gas projects moving forward, pending adequate funding.  We anticipate acquiring exploration and development projects both as a non-operating working interest partner, participating in drilling activities primarily on a basis proportionate to the working interest, and acquiring properties we can operate.  We intend to spread the risk associated with drilling programs by entering into a variety of programs in different fields with differing economics.

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

Key Business Attributes

Experienced People.  We build on the expertise and experiences of our management team, including John Brda, Willard McAndrew, and Roger Wurtele.  We will also receive guidance from outside advisors as well as our Board of Directors and will align with high quality exploration and technical partners.

Project Focus. We are focusing primarily on low risk exploitation projects by pursuing resources where commercial production has already been established but where opportunity for additional and nearby development is indicated.

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

ITEM 1.    BUSINESS - continued

Project Focus

Generally, we will focus on lower risk exploitation projects (primarily for oil, although gas projects will be considered if the economics are favorable).  Projects are first identified, evaluated, and followed by the engagement of  third party operating or financial partners. Subject to overall availability of capital, our interest in large capital projects will be limited.  Each opportunity will be investigated on a standalone basis for both technical and financial merit.   High risk exploration prospects are less favored than low risk exploitation.  We will, however, consider high risk-high reward exploration in connection with exploitation opportunities in a project that would reduce the overall project economic risk.  We will consider such projects on their individual merits, and we expect them to be a minor part of our overall portfolio.

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

Business Processes

We believe there are three principal business processes that we must follow to enable our operations to be profitable.  Each major business process offers the opportunity for a distinct partner or alliance as we grow. These processes are:

·	Investment Evaluation and Review;
·	Operations and Field Activities; and
·	Administrative and Finance Management.

Investment Evaluation and Review.  This process is the key ingredient to our success. Recognition of quality investment opportunities is the fuel that drives our engine.  Broadly, this process includes the following activities: prospect acquisition, regional and local geological and geophysical evaluations, data processing, economic analysis, lease acquisition and negotiations, permitting, and field supervision.  We expect these evaluation processes to be managed by our management team.  Expert or specific technical support will be outsourced as needed.  Only if a project is taken to development, and only then, will additional staff be hired.  New personnel will have very specific responsibilities.  We anticipate attractive investment opportunities to be presented from outside companies and from the large informal community of geoscientists and engineers. Building a network of advisors is key to the pipeline of high quality opportunities.

Operations and Field Activities.   This process will begin following management approval of an investment.  Well site supervision, construction, drilling, logging, product marketing, and transportation are examples of some activities.  The present plan is that we will prefer to be the operator, but when operations are not possible, we will farm-out sufficient interests to third parties that will be responsible for these operating activities.  We will provide personnel to monitor these activities and associated costs.

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

Current Projects

As of December 31, 2014 the Company had interests in six oil and gas projects and one commercial Salt Water Disposal facility: the Marcelina Creek Field Development in Wilson County, Texas, the Coulter Field in Waller County, Texas, the Smokey Hills Prospect in McPherson County, Kansas, the Ring Energy Joint Venture in Southwest Kansas and the Hunton play in partnership with Husky Ventures in Central Oklahoma and the Orogrande Project in Hudspeth County, Texas.

ITEM 1.    BUSINESS - continued

Marcelina Creek Field Development.

On July 6, 2010, TEI entered into a participation agreement with Bayshore Operating Corporation, LLC (“Bayshore”), which is currently the holder of an oil, gas, and mineral lease covering approximately 1,045 acres in Wilson County, Texas, known as the Marcelina Creek Field Development.  The Participation Agreement provides for the drilling of four wells. Three of the obligation wells have been drilled.  The first three wells include a horizontal re-entry well known as the Johnson-1-H, a vertical well known as the Johnson #4, and a lateral well known as the Johnson #2-H.  These three wells are presently producing a total of approximately 70 BOPD.  The remaining well is to be a vertical development well at a location to be determined within the existing lease. Drilling is anticipated for midyear 2015.

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

Pursuant to the Coulter Agreement, we acquired a 34% working interest and a 25.5% net revenue interest from La Sal’s interest in the John Coulter #1-R for the purchase price of $350,000, which was to be applied to 100% of the costs of a fracture stimulation treatment on the well.  Under the agreement, we had options to purchase additional working interests up to a total of 45%.  We exercised the first option and purchased an additional 6% for $50,000, bringing our working interest to 40% and our net revenue interest to 30%.  Our option to purchase an additional 5% working interest can be exercised by the payment of $50,000 within 30 days of first commercial production from the well.  If commercial production is established, the net revenue split will be 80% to us and 20% to La Sal until net revenue totals $437,500, after which the net revenue will be split according to the interests in the well.  Expenses above the initial $350,000 will be split according to the working interests in the well.  Our total investment in the project, including fracture stimulation, subsequent testing, purchase of additional interests and capitalized interest, amounted to $710,139 as of December 31, 2014.

The Coulter is a non-core, non-producing asset which we will attempt to monetize by sale of the lease. We presently have approximately 940 acres.

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

During 2014 a ten well program to evaluate the Prospect was conducted. Based on the economic outcome of the first five wells and the further geological analysis of the acreage, the drilling program was discontinued during the fourth quarter, 2014 and the two producing wells were shut in.

The Smokey Hill prospect is also non-core, and we will attempt to sell the remaining leases as well as the well bores. We presently have approximately 960 acres under lease and four well bores.

ITEM 1.    BUSINESS - continued

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

We have made the initial $3.1 million deposit and the first five well drilling program is completed. Drilling operations commenced in March, 2014. Seven wells have been drilled – three are producing, one can be converted to a salt water disposal well, one was not completed, and two were plugged and abandoned.  Based upon results from drilling, the participants elected to suspend further drilling and obtain seismic data to guide continuing development. The seismic data is being analyzed at the date of this filing.   As of December 31, 2014, the Company had invested approximately $4,500,000 in the Ring Joint Venture.  The company believes this project is still considered to be in the testing phase.

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

Subsequent to the above, we have identified a shallow sandstone that could potentially be productive.  As previously planned, we tested this formation, and although there were hydrocarbons present, they are not in sufficient quantities to be economic.   The Lenhart property was sold for $25,000 and buyer’s assumption of plugging liability in 2015.

During the second quarter of 2013, Torchlight entered into an agreement with Husky Ventures to participate in the drilling of wells to the Hunton Formation in central Oklahoma. We continued to expand this relationship with Husky Ventures on a monthly basis as we expand our lease acreage in the contracted Areas of Mutual Interest (AMI’s).

When Torchlight executed the agreement Husky had already drilled and completed 18 successful wells in the Hunton.  We estimated that Husky had spent, or caused to be spent, $125 million in what we considered a Research and Development project.  The results of Husky’s initial program lead them to develop certain drilling and completions techniques of which we could participate in and take advantage of.

The terms in our agreement with Husky are that we pay our proportionate costs of leases and operating expenses based on our working interest.   For leasing and drilling costs (the AFE), we carry Husky for 15% based on our working interest participation.  This is to compensate Husky for the initial program mentioned above and, additionally, the project coordination of the geological, leasing, legal and title opinions, survey and permitting, all drilling, frac design, completion and equipping, day to day operations, and accounting and filing all required monthly and annual reporting to all governmental agencies.

Torchlight believes this is an equitable agreement in that we have the benefit of the initial programs results while participating with a proven operator in areas that continue to provide us with outstanding results in a safe investment environment.

Specifically, we were able to negotiate a 15% working interest in approximately 3,700 acres in the Cimarron Area of Logan County in May 2013.  Leasing continued monthly which resulted in the total acreage in which the Company has an interest increasing to 5,020 as of December 31, 2014 (Net undeveloped acres = 343). Detail of developed and undeveloped acreage positions at December 31, 2014, Drilling Activity, and Cumulative Well Status are presented in Tables in Item 2 of this filing. Our net cumulative investment through December 31, 2014 in undeveloped acres in the Cimarron AMI was $612,643.

The first well in the Cimarron AMI, the Boeckman #1-H well, was spud and was subsequently completed and fracture stimulated in July, 2013.   We acquired a working interest in the Boeckman #1-H well and subsequently sold part of our ownership in the Boeckman well for $990,000. We agreed to a preferential payout to the purchaser equal to 50% of his acquired interest.  The agreement was amended in the first quarter of 2014 to include our agreement to advance funds under a note receivable from the purchaser to be repaid from the purchaser’s revenue preference subsequent to October, 2014.  Revenue payable to the investor based on revenue to December 31, 2014 has been accrued in the accompanying financial statements.

In the third quarter of 2013, we acquired from a third party for stock, a 15.3% working interest in 5011+/- acres in the Chisolm Trail AMI with Husky Ventures Inc. as the operator. Leasing also continued monthly in this AMI increasing the total acreage in which the Company has an interest to 12,927 as of December 31, 2014 (Net undeveloped acres = 1,829). Detail of developed and undeveloped acreage positions at December 31, 2014, Drilling activity, and Cumulative Well Status are presented in Tables in Item 2 of this filing. Our net cumulative investment through December 31, 2014 in undeveloped acres in the Chisholm Trail AMI was $3,293,287.

ITEM 1.    BUSINESS - continued

In the fourth quarter of 2013 we entered into our third Area of Mutual Interest (AMI) with Husky Ventures, the Viking Prospect.  This AMI covers four townships in size. We acquired a 25% interest in 3,945 acres in the Viking. We subsequently acquired an additional 5% in May, 2014.   Leasing is continuing monthly so that we had an interest in 7.735 total acres in which the Company has an interest as of December 31, 2014. (Net undeveloped acres = 2,266) Husky drilled the first two wells in the AMI in second quarter, 2014. Detail of developed and undeveloped acreage positions at December 31, 2014, Drilling activity, and Cumulative Well Status are presented in Tables in Item 2 of this filing. Our net cumulative investment through December 31, 2014 in undeveloped acres in the Viking AMI was $1,223,202.

In January of 2014, we again elected to continue to expand in the Hunton Play with Husky Ventures.  We contracted for a 25% Working Interest in approximately 5,000 acres in the R4 AMI consisting of eight townships in South Central Oklahoma. We subsequently acquired an additional 5% in May, 2014.  Leasing is continuing monthly so that the Company had an interest in 11,745 total acres as of December 31, 2014 (Net undeveloped acres = 3,523). Detail of developed and undeveloped acreage positions at December 31, 2014 is presented in the Table in Item 2 of this filing. Our 2014 cumulative investment through December 31 in the R4 AMI was $2,855,209.

In February of 2014, we acquired a 10% Working Interest in a well in the Prairie Grove AMI from a non-consenting third party who elected not to participate in the well.

In July of 2014, we elected to further expand in the Hunton Play with Husky Ventures.  We contracted for a 25% Working Interest in the T4 AMI.  There is an active ongoing leasing program in this AMI so that the total acres in which the Company has an interest at December 31, 2014 totals 2,325 acres (Net undeveloped acres = 581). Detail of developed and undeveloped acreage positions at December 31, 2014 is presented in the Table in Item 2 of this filing. Our 2014 cumulative investment through December 31 in the T4 AMI was $841,329.

As of December 31, 2014, we are actively producing from twenty three wells including eleven in the Chisholm Trail, ten in Cimarron, one in Viking, and one in Prairie Grove. One well is completing in the Viking at December 31, 2014.

During February, 2015, the Company entered into an agreement with Husky Ventures Inc. to restructure the amounts due under Husky’s Joint Interest Billing (“JIB”) to the Company. During the fourth quarter, 2014, Husky presented a series of cash calls to the Company for participation in drilling projects in Oklahoma. The Company did not fund the prepayments requested.  However, as drilling began, Husky carried the Company’s share of development expenses on the JIB account. It was determined in the first quarter, 2015 that the Company would be unable to fund the requested prepayments and an agreement was reached to reverse the development cost charges on the JIB in exchange for Torchlight relinquishing any claims that it might have had for an interest in the fourteen wells covered by the agreement. The adjustments to account for the reversal were made effective December 31, 2014. No development cost, revenue, or operating expenses with respect to those wells have been recorded in the records of the Company as of December 31, 2014 since the Company did not pay for any participation in those wells.

On April 8, 2015, we announced that we are seeking to divest certain of our Hunton assets located in Logan and Kingfisher Counties, Oklahoma.  We are actively marketing these assets to potential buyers. These assets include lease rights and current production, which are being marketed separately. We have been in discussions with interested parties and expect to have a buyer identified shortly. The proceeds from a sale of all or a portion of the assets will be used to satisfy obligations to our Series A Note holders.

Salt Water Disposal Facility

As part of the Xtreme transaction we also acquired a 22.5% net royalty on a salt water disposal facility in Seminole, Oklahoma.  No value was placed on the facility due to operational uncertainty.  The facility which was newly commissioned in January 2013 is a state of the art disposal facility which can handle 20,000 barrels of produced and injected fluids per day.  Oil and gas wells produce large quantities of saltwater that must be trucked and disposed of at a cost to the producer.     In addition to the royalty, we have a 24.65% Working Interest which was acquired from some investors that have turned over their working interest in lieu of paying their outstanding JIB Account Receivable due to Torchlight, plus the right to an additional working interest of 37.5% when the original investors in the facility receive a payout of their investment. This SWD facility is considered non-core and will be sold for the right offer.

ITEM 1.    BUSINESS - continued

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Greg McCabe. Mr. McCabe is the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which holds certain oil and gas assets, including a 100% working interest in 172,000 mostly contiguous acres in the Orogrande Basin in West Texas. This acreage is in the primary term under five-year leases that carry additional five-year extension provisions. As consideration, at closing we issued 868,750 shares of our common stock to Mr. McCabe and paid a total of $100,000 in geologic origination fees to third parties.  Additionally, Mr. McCabe will have an optional 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement.  Closing of the transactions contemplated by the Purchase Agreement occurred on September 23, 2014.

Of the 172,000 acres 40,154 were scheduled for renewal in December, 2014. As of December 31, 2014 the Company had not renewed the leases. The Company is in discussions regarding renewal at the date of this filing.

Prior to March 31, 2015, the Company had the obligation to begin drilling its first well in order to hold the acreage block. The well was permitted and spudded by March 31 and drilling is in progress at date of this filing

Project Prospects

We have an ongoing process to identify specific projects that we will consider investing in, pending our ability to obtain adequate funding.  We have not yet conducted thorough due diligence on any project prospect, nor had we made any significant commitments on any new projects as of December 31, 2014, beyond the continued involvement and expansion of our current projects with our partners.  There is no assurance we will choose to invest in any of these projects, if and when adequate funding becomes available.

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

Currently, we are experiencing a time of lower oil prices caused by lower demand, higher US Supply, and OPEC’s policies on production.  This has caused oil prices to plummet over the last six months from the highs of $105 plus oil per barrel, to reaching lows of nearly $42 per barrel.  Unfortunately, this is the cyclical nature of the oil and gas industry.  We experience highs and lows that seem to come in cycles.  Fortunately, advances in technology drive the US market and we feel this will drive the prices down on exploration and drilling programs over time.

ITEM 1.    BUSINESS - continued

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

ITEM 1.    BUSINESS - continued

Environmental Matters

Our operations and properties are and will be subject to extensive and changing federal, state, and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation, and discharge of materials into the environment, and relating to safety and health.  The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue.  These laws and regulations may:

·           require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;
·           limit or prohibit construction, drilling, and other activities on certain lands lying within wilderness and other protected areas;
·           impose substantial liabilities for pollution resulting from operations; or
·           restrict certain areas from fracking and other stimulation techniques.

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

Research and Development

We did not spend any funds on research and development activities during years ended December 31, 2014 and 2013.

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

Risks Related to the Company and the Industry

We are currently in default on our 12% Series A Secured Convertible Promissory Notes and our 12% Series B Convertible Unsecured Promissory Notes.

On March 31, 2015, the maturity date for our issued and outstanding 12% Series A Secured Convertible Promissory Notes (“Series A Notes”) occurred, and we did not make any payment to these note holders of the principal and interest due thereunder.  This is an event of default under the terms and conditions of the Series A Notes, and the Agent for the Series A Note holders may exercise on behalf of such holders all rights and remedies available under the terms and conditions of the Series A Notes or applicable laws.  All obligations under the Series A Notes will bear interest at a default rate of 18% per annum until such time that they are paid in full.  The total principal amount outstanding on the Series A Notes is $8,117,598, exclusive of interest.  We are having ongoing discussions with the Agent regarding various possible solutions for the payment of this obligation, and we are actively marketing certain assets to potential buyers.  Proceeds of from a sale of all or a portion of these assets will be used to satisfy these obligations.  If we are unable to timely find a buyer for these assets to pay this obligation, or, alternatively, reach a different solution for payment of this obligation with the Series A Note holders, these holders may seek to foreclose on our assets.

Additionally, our default in payment of the Series A Notes triggered a cross-default provision in our 12% Series B Convertible Unsecured Promissory Notes (“Series B Notes”), and any holder of a Series B Note may declare any an all of the obligations under such note due and payable and/or exercise any other rights and remedies available to such holder under the terms and conditions of the Series B Notes.  All obligations under the Series B Notes will bear interest at a default rate of 16% per annum.  We did not make the interest payment due to Series B Note holders on March 31, 2015.  The total principal amount outstanding on the Series B Notes is $4,569,500, exclusive of interest.

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

We have a limited operating history.  Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil and natural gas industries.  As of the date of this report, we have generated limited revenues and have limited assets.  We have an insufficient history at this time on which to base an assumption that our business operations will prove to be successful in the long-term.  Our future operating results will depend on many factors, including:

·	our ability to raise adequate working capital;
·	the success of our development and exploration;
·	the demand for natural gas and oil;
·	the level of our competition;
·	our ability to attract and maintain key management and employees; and
·
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

ITEM 1A. RISK FACTORS - continued

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

Our auditor has indicated that certain factors raise substantial doubt about our ability to continue as a going concern.

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We had a net loss of approximately $15.8 million for the year ended December 31, 2014 and an accumulated deficit in aggregate of approximately $31.7 million at year end.  We are not generating sufficient operating cash flows to support continuing operations, and expect to incur further losses in the development of our business.

On March 31, 2015, the maturity date for our issued and outstanding 12% Series A Secured Convertible Promissory Notes (“Series A Notes”) occurred, and we did not make any payment to these note holders of the principal and interest due thereunder.  This is an event of default under the terms and conditions of the Series A Notes, and the Agent for the Series A Note holders may exercise on behalf of such holders all rights and remedies available under the terms and conditions of the Series A Notes or applicable laws.

Additionally, our default in payment of the Series A Notes triggered a cross-default provision in our 12% Series B Convertible Unsecured Promissory Notes (“Series B Notes”), and any holder of a Series B Note may declare any an all of the obligations under such note due and payable and/or exercise any other rights and remedies available to such holder under the terms and conditions of the Series B Notes.

In our financial statements for the year ended December 31, 2014, our auditor indicated that certain factors raised substantial doubt about our ability to continue as a going concern.  These factors included our accumulated deficit, as well as the fact that we were not generating sufficient cash flows to meet our regular working capital requirements.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management's plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 1A. RISK FACTORS - continued

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

Our future financial condition, results of operations and the carrying value of any oil and natural gas interests we acquire will depend primarily upon the prices paid for oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

·	the level of consumer demand for oil and natural gas;
·	the domestic and foreign supply of oil and natural gas;
·	the ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil price and production controls;
·	the price of foreign oil and natural gas;
·	domestic governmental regulations and taxes;
·	the price and availability of alternative fuel sources;
·	weather conditions;
·	market uncertainty due to political conditions in oil and natural gas producing regions, including the Middle East; and
·	worldwide economic conditions.

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

If oil or natural gas prices remain depressed or drilling efforts are unsuccessful, we may be required to record write downs of our oil and natural gas properties.

If oil or natural gas prices remain depressed or drilling efforts are unsuccessful, we could be required to write down the carrying value of certain of our oil and natural gas properties.  Write downs may occur when oil and natural gas prices are low, or if we have downward adjustments to our estimated proved reserves, increases in our estimates of operating or development costs, deterioration in drilling results or mechanical problems with wells where the cost to re drill or repair is not supported by the expected economics.

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization.  Should capitalized costs exceed this ceiling, an impairment would be recognized.

ITEM 1A. RISK FACTORS - continued

At December 31, 2014, we performed an impairment review using prices that reflect an average of 2014’s monthly prices as prescribed pursuant to the SEC’s guidelines.  These average prices used in the December 31, 2014 impairment review are significantly higher than the actual and currently forecasted prices in 2015.  As lower average monthly pricing is reflected in the trailing 12-month average pricing calculation, the present value of our future net revenues would decline and impairment could be recognized.  If this significantly lower pricing environment persists we expect we could be required to writedown the value of our oil and gas properties.  Given the current oil and natural gas pricing environment, we believe we could have noncash ceiling test write-downs of our oil and natural gas properties in 2015.  The quarterly ceiling test considers many factors including reserves, capital expenditure estimates and trailing 12-month average prices.

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

ITEM 1A. RISK FACTORS - continued

We may not be able to successfully manage our growth, which could lead to our inability to implement our business plan.

Our growth may place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have a small number of executive officers, employees and advisors. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth or in the event that the number of our drilling and/or extraction operations increases. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

As of the date of this report, our executive officers and directors collectively and beneficially own approximately 34.18% of our outstanding common stock (see Item 12 of this report for an explanation of how this number is computed).  This concentration of voting control gives these affiliates substantial influence over any matters which require a stockholder vote, including without limitation the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders.  It could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us.  This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

ITEM 1A. RISK FACTORS - continued

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In performing this evaluation and testing, management concluded that our internal control over financial reporting is effective as of December 31, 2014.  We are performing ongoing updates of our policies and procedures in an effort to ensure our internal control remains effective.    Our compliance with Section 404, will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to engage independent professional assistance. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if in the future we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We have received a notice of failure to satisfy a continued listing requirement of NASDAQ

On January 20, 2015, we received a letter from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market advising us that the Staff has determined that for the last 30 consecutive business days, we no longer meet the requirement of Listing Rule 5550(a)(2) which requires us to maintain a minimum bid price of $1 per share.  The Listing Rules provide us with a compliance period of 180 calendar days in which to regain compliance.  Accordingly, we will regain compliance if at any time during this 180 day period the closing bid price of our common stock is at least $1 for a minimum of ten consecutive business days.

In the event we do not regain compliance by the end of the 180 day compliance period on July 20, 2015, we may be eligible for additional time.  To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.  If we meet these requirements, the Staff will inform us that we have been granted an additional 180 calendar days.  However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, the Staff will provide us notice that our common stock will be subject to delisting.  At that time, we may appeal the delisting determination to a Hearings Panel.

We are currently reviewing our options to regain compliance with the NASDAQ Listing Rules.  If we are unable to regain compliance and are ultimately delisted from NASDAQ, this may have a material adverse impact on our stockholders.

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

Investment in oil and gas properties for 2014 is detailed as follows:

	2014	2013
Property acquisition costs	$7,222,793	$6,274,154
Development costs	11,368,536	3,885,730
Exploratory costs	$-0-	$-0-

Oil and Natural Gas Reserves

Reserve Estimates

SEC Case. The following tables sets forth, as of December 31, 2014, our estimated net proved oil and natural gas reserves, the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves and our estimated net probable oil and natural gas reserves, each prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”).  All of our reserves are located in the United States.

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

Our PV-10 at December 31, 2014 and 2013 is materially reconciled to our Standardized Measure of discounted cash flows at those dates by reducing the PV-10 by the discounted future income taxes associated with such reserves. The discounted future income taxes at December 31, 2014 and 2013, respectively, were $678,904 and $7,093,985.

The estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2014. For purposes of determining prices, we used the average of prices received for each month within the 12-month period ended December 31, 2014, adjusted for quality and location differences, which was $91.48 per barrel of oil and $4.35 per MCF of gas.  This average historical price is not a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

ITEM 2.    PROPERTIES - continued

	December 31, 2014			December 31, 2014
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Developed	120,000	687,000	234,500	$9,909	$7,670
Proved Undeveloped	794,400	3,104,000	1,311,733	$32,585	$16,026
Total Proved	914,400	3,791,000	1,546,233	42,494	23,696

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$23,019
Probable Undeveloped	912.400	0	912,400	$22,779	$8,558

	December 31, 2013			December 31, 2013
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Developed	113,092	313,251	165,301	$8,861	$6,117
Proved Undeveloped	930,069	2,826,344	1,401,126	$44,699	$20,408
Total Proved	1,043,161	3,139,595	1,566,427	$53,560	$26,525

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$19,691

Probable Undeveloped	657,800	0	657,800	$33,571	$16,253

BOE equivalents are determined by combining barrels of oil with MCF of gas divided by six.

The decrease of 89,393 BOE (89,285 for our Hunton Project and 108 for our Marcelina Project) in proved undeveloped reserves comes from the third party engineering studies of the Cimarron and Chisholm Trail AMI's in Oklahoma which were acquired by the Company in 2013 and engineering studies for our Marcelina Project.

No reserve value for the Ring Project is included in 2014 reserve tables presented above since the company believes this project is still considered to be in the testing phase.

ITEM 2.    PROPERTIES - continued

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Years Ended December 31, 2014 and 2013

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	2014		2013
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
TOTAL PROVED RESERVES:
Beginning of period	1,043,161	3,139,594	417,549	-
Acquisition	-	-	572,461	3,139,595
Extensions and discoveries	312,579	-	101,180	-
Revisions of previous estimates	(388,485)	821,150	(34,743)	3,539
Production	(52,855)	(170,094)	(13,286)	(3,540)
End of period	914,400	3,790,650	1,043,161	3,139,594

PROVED DEVELOPED RESERVES
Proved developed producing	102,479	488,410	64,858	108,001
Proved developed nonproducing	17,521	198,710	48,234	205,250
Total	120,000	687,120	113,092	313,251

Total PUD	794,400	3,103,530	930,069	2,826,344

The preceding table shows significant decrease in the Acquisition category for 2014 as compared to 2013. The 2013 Acquisition increase is all related to the working interest acquired in the Cimarron and the Chisholm Trail AMI's with Husky Ventures in Oklahoma during 2013. During 2014 the company focused on expanding its participation in the Chisholm Trail and Cimarron AMI’S in Oklahoma which accounts for the increase in Extensions and Discoveries for 2014.

The 2013 Revisions of Previous Estimates are composed of revisions to the proved producing and proved undeveloped reserves.

The downward revision of 388,485 BO results primarily from eliminating two Eagle Ford wells (which are now considered uneconomic at current prices) from reserve report calculations for the Company’s properties in the Marcelina Creek Project in Texas. This reflects a reduction of 366,366 BO offset directly by an increase in reserves of 60,159 BO from the currently producing wells. The Johnson #1 is the largest contributor, with an increase of reserves of 56,783 BO. The Johnson #2 and #4 account for an additional increase of 3,376 BO. The remaining difference comes from reserve adjustments in the well data for the Oklahoma Properties reserve calculations for 2014.

The positive revision of 821,150 MCF of gas is attributable to gas production increase from the development activity in the Chisholm Trail and Cimarron AMI’s in Oklahoma where the Company focused on expanding its participation in 2014 drilling and development. Gas reserves can be fully attributable to our Oklahoma joint venture operations.  Most of our wells in the program are horizontally drilled wells that produce from the Hunton rock which requires a fracking stimulation to achieve the maximum production rates.  Typically these wells have a relatively high initial production rates, but decline rapidly.  Three wells in our Oklahoma ventures contribute 244.8 MMcf of the total improvement.  As a result of the PDP wells success the offsetting PUD wells are expected to be significant contributors as well.  Our other producing wells in Oklahoma are evenly spread.

ITEM 2.    PROPERTIES - continued

Standardized Measure of Oil & Gas Quantities
Year Ended December 31, 2014 & 2013

The standardized measure of discounted future net cash flows relating
to proved oil and natural gas reserves is as follows :	2014	2013

Future cash inflows	$106,027,440	$119,629,906
Future production costs	(30,383,390)	(31,656,853)
Future development costs	(33,148,780)	(34,152,898)
Future income tax expense	(978,776)	(11,264,101)
Future net cash flows	41,516,494	42,556,054
10% annual discount for estimated
timing of cash flows	(18,497,528)	(22,865,456)
Standardized measure of discounted future
net cash flows related to proved reserves	$23,018,966	$19,690,598

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows :

Balance, beginning of year	$19,690,598	$2,909,000
Sales and transfers of oil and gas produced during the period	(4,310,813)	(905,125)
Net change in sales and transfer prices and in production (lifting) costs related to future production	(9,497,301)	(1,647,568)
Net change due to purchases of minerals in place	-	30,474,988
Net change due to extensions and discoveries	14,340,815	22,411,372
Changes in estimated future development costs	(13,990,412)	(17,355,723)
Previously estimated development costs incurred during the period	15,980,816	(3,181,356)
Net change due to revisions in quantity estimates	(12,814,002)	(4,633,853)
Other	2,487,713	(1,468,500)
Accretion of discount	4,715,661	(318,085)
Net change in income taxes	6,415,891	(6,594,552)
Balance, end of year	$23,018,966	$19,690,598

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

ITEM 2.    PROPERTIES - continued

Reserve Estimation Process, Controls and Technologies

The reserve estimates, including PV-10 estimates, set forth above were prepared by Netherland, Sewell & Associates, Inc. with respect to the Company’s Marcelina Creek Project in Texas, and PeTech Enterprises, Inc. for the Company’s properties in Oklahoma.  A copy of their full reports with regard to our reserves is attached as Exhibit 99.1 to this annual report on Form 10-K.  These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

Our Chairman of our Board of Directors is an experienced and qualified geoscience professional with a degree in geophysical science, but we do not have any employees with specific reservoir engineering qualifications in the company.  Our Chairman and Chief Executive Officer worked closely with Netherland, Sewell & Associates, Inc. and PeTech Enterprises Inc. in connection with their preparation of our reserve estimates, including assessing the integrity, accuracy, and timeliness of the methods and assumptions used in this process.

The reserves estimates for the Marcelina Creek Project included herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies.  NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.  Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein is Mr. Neil H. Little.  Mr. Little, a Licensed Professional Engineer in the State of Texas (No. 117966), has been practicing consulting petroleum engineering at NSAI since 2011 and has over 9 years of prior industry experience.  He graduated from Rice University in 2002 with a Bachelor of Science Degree in Chemical Engineering and from the University of Houston in 2007 with a Master of Business Administration Degree.   Mr. Little meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; Mr. Little is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

PeTech Enterprises, Inc. (“PeTech”), who provided reserve estimates for our Oklahoma Properties, is a Texas based profitable, family owned oil and gas production and Investment Company that provides reservoir engineering, economics and valuation support to energy banks, energy companies and law firms as an expert witness.  The company has been in business since 1982.  Amiel David is the President of PeTech and the primary technical person in charge of the estimates of reserves and associated cash flow and economics on behalf of the company for the results presented in its reserves report to us.  He has a PhD in Petroleum Engineering from Stanford University.   He is a registered Professional Engineer in the state of Texas (PE #50970), granted in 1982, a member of the Society of Petroleum Engineers and a member of the Society of Petroleum Evaluation Engineers.

Proved Undeveloped Reserves

As of December 31, 2014, our proved undeveloped reserves totaled 1,311,733 barrels of oil equivalents compared to 1,401,126 as of December 31, 2013, a decrease of 89,393.  These proved undeveloped reserves at December 31, 2014 were associated with our Marcelina Creek Field property (which decreased by 108) and our Hunton projects (which account for the decrease of 89,285). These numbers are taken from the third party reserves studies by Netherland, Sewell & Associates, Inc. and PeTech.

This decrease of 89,825 BOE in proved undeveloped reserves attributable to our Hunton projects comes from the third party engineering study from PeTech of the Cimarron and Chisholm Trail AMI's in Oklahoma.  The net reserves change associated with these properties is a decrease of approximately 28 Mbbl of oil and an increase of approximately 278 MMcf of gas, or 46 MBOE calculated with a gas-oil equivalency factor of six.  We acquired an interest in the Boeckman 1-14H well in May 2013, representing our first property in Oklahoma.  Over the course of 2013, we acquired interests in five wells that were producing by December 31, 2013  and acquired interests in six other wells that were drilled and completed, but not producing, by December 31, 2013.  During 2014 we acquired interest in eleven wells that were producing at December 31, 2014.

With respect to our Marcelina Project, the decrease in proved undeveloped reserves of 108 BO in Texas is due to a combination of factors.    This reduction was based on analysis by Netherland, Sewell & Associates, Inc. of performance for offset Eagle Ford producers adjacent to the Company's lease.

ITEM 2.    PROPERTIES - continued

We made various investments and progress during 2014 to convert proved undeveloped reserves to proved developed reserves.   The capital expenditures incurred in converting our proved undeveloped reserves to developed were approximately $16,240,288.  We believe that nearly all of our proved undeveloped reserves as of December 31, 2014 will be developed within five years.  Limitations on our ability to develop proved undeveloped reserves within five years would likely be due to restraints on our capital and/or personnel moving forward.  The restraints, however, could be alleviated through increased revenue or additional funding.

Our current drilling plans, subject to sufficient capital resources and the periodic evaluation of interim drilling results and other potential investment opportunities, include drilling substantially all of the Buda wells in our proved undeveloped reserves during 2015 and 2016.  We do not currently have plans to drill the Eagle Ford shale wells in the next year.  The area of the Marcelina Creek Field is an active area of Eagle Ford shale development, and we intend to actively explore our options with regard to these proved undeveloped locations and other potential Eagle Ford drilling locations on our acreage.  Further we will maintain our continuous drilling program in the Hunton projects for the foreseeable future.

Production, Price, and Production Cost History

During the year ended December 31, 2014, we produced and sold 56,915 barrels of oil net to our interest at an average sale price of $90.58 per bbl. We produced and sold 170,094 MCF of gas net to our interest at an average sales price of $5.89 per MCF.  Our average production cost including lease operating expenses and direct production taxes was $14.63 per BOE.  Our depreciation, depletion, and amortization expense was $30.43 per BOE.

During the year ended December 31, 2013, we produced and sold 13,286 barrels of oil net to our interest at an average sale price of $100.67 per bbl.   We produced and sold 3.540 MCF of gas net to our interest at an average sales price of $5.68 per MCF.Our average production cost including lease operating expenses and direct production taxes was $31.29 per bbl.  Our depreciation, depletion, and amortization expense was $49.09 per bbl.

Our production is from properties concentrated in central Oklahoma and in southern Texas. Reserves from each of these areas comprise more than 15% of total reserves. For 2014, approximately 14,391 BO was produced at Marcelina Creek and approximately 66,993 BOE in Oklahoma, or 17% from Marcelina Creek and 78% from Oklahoma.

Quarterly Revenue and Production by State for 2013 and 2014 are detailed as follows:

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue ($)	Gas Revenue ($)	Total Revenue ($)
Marcelina	Q1 - 2013	2,255	0	$229,204	$-	$229,204
Oklahoma	Q1 - 2013	0	0	$-	$-	$-
Total Q1		2,255	0	$229,204	$-	$229,204
Marcelina	Q2 - 2013	1,673	0	$160,823	$-	$160,823
Oklahoma	Q2 - 2013	0	0	$-	$-	$-
Total Q2		1,673	0	$160,823	$-	$160,823
Marcelina	Q3 - 2013	3,896	0	$387,872	$-	$387,872
Oklahoma	Q3 - 2013	316	1,321	$7,064	$-	$7,064
Total Q3		4,212	1,321	$394,936	$-	$394,936
Marcelina	Q4 - 2013	4,626	0	$401,956	$-	$401,956
Oklahoma	Q4 - 2013	519	2,220	$47,793	$9,286	$57,079
Total Q4		5,145	2,220	449,749	9,286	459,035

Year ended 12/31/13		13,286	3,541	1,234,712	9,286	1,243,998

ITEM 2.    PROPERTIES - continued

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Marcelina	Q1 - 2014	3,888	-	$360,074	$-	$360,074
Oklahoma	Q1 - 2014	2,326	7,366	$233,686	$49,210	$282,896
Total Q1-2014		6,214	7,366	$593,760	$49,210	$642,970

Marcelina	Q2 - 2014	4,546	-	$368,937	$-	368,937
Oklahoma	Q2 - 2014	9,660	33,584	$899,709	$189,073	1,088,782
Kansas	Q2 - 2014	2,059	-	$172,316	$-	172,316
Total Q2-2014		16,265	33,584	$1,440,962	$189,073	$1,630,035

Marcelina	Q3 - 2014	3,189	-	$289,230	$-	$289,230
Oklahoma	Q3 - 2014	13,900	35,951	$1,346,858	$185,830	$1,532,688
Kansas	Q3 - 2014	1,257	-	$119,797	$-	$119,797
Total Q3-2014		18,346	35,951	$1,755,885	$185,830	$1,941,715

Marcelina	Q4 - 2014	2,768	-	$118,132	$-	$118,132
Oklahoma	Q4 - 2014	12,578	93,193	$663,053	$429,960	$1,093,013
Kansas	Q4 - 2014	744	-	$29,690	$-	$29,690
Total Q3-2014		16,090	93,193	810,875	429,960	1,240,835

Year Ended 12/31/14		56,915	170,094	$4,601,482	$854,073	$5,455,555

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

As of December 31, 2014, we had three productive wells in the Marcelina Creek Field (2.00 net wells) and one well which was in the process of being tested in the Coulter Field (.40 net well).  Net wells consist of the sum of our fractional working interests in these wells.

Central Oklahoma Projects

During the year ended December 31, 2013, the Company began participating in development wells in the Hunton Play. Two producing wells were acquired and three wells were drilled and completed in 2013.  During 2014 the Company increased its participation by expanding its lease positions and drilling in the Cimarron, Chisholm Trail, Prairie Grove, and Viking AMI’s. As of December 31, 2014, 10 wells were producing in the Cimarron, 11 wells in the Chisholm Trail, one in Prairie Grove, and one in the Viking. One additional well in the Viking was completing at the end of 2014.

ITEM 2.    PROPERTIES - continued

Combined Well Status

The following table summarizes drilling activity and Well Status at December 31, 2014:

	Cumulative Well Status
Drilling Activity/Well Status	at 12/31/2014		2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Development Wells:
Productive -Texas	3.00	2.00	0.00	0.00	1.00	0.75	1.00	0.75
Productive - Okla	19.00	1.85	18.00	1.64	1.00	0.21	0.00	0.00
Productive - Kansas	5.00	2.90	5.00	2.90	0.00	0.00	0.00	0.00
Dry	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00

Exploration Wells:
Productive	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Dry	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00

Total Drilled Wells:
Productive -Texas	3.00	2.00	0.00	0.00	1.00	0.75	1.00	0.75
Productive - Okla	19.00	1.85	18.00	1.64	1.00	0.21	0.00	0.00
Productive - Kansas	5.00	2.90	5.00	2.90	0.00	0.00	0.00	0.00
Dry	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00

Acquired Wells:
Productive -Texas	1.00	0.40	0.00	0.00	0.00	0.00	1.00	0.40
Productive - Okla	5.00	0.19	2.00	0.18	3.00	0.01	0.00	0.00
Productive - Kansas	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00

Total Wells:
Productive -Texas	4.00	2.40	0.00	0.00	1.00	0.75	2.00	1.15
Productive - Okla	24.00	2.04	20.00	1.82	4.00	0.22	0.00	0.00
Productive - Kansas	5.00	2.90	5.00	2.90	0.00	0.00	0.00	0.00

Total	33.00	7.34	25.00	4.72	5.00	0.97	2.00	1.15

ITEM 2.    PROPERTIES - continued

Our acreage positions at December 31, 2014 are summarized as follows:

			TRCH Interest		TRCH Interest
	Total Acres		Developed Acres		Undeveloped Acres
Leasehold Interests - 12/31/2014	Gross	Net	Gross	Net	Gross	Net

Texas -
Marcelina Creek	1,045	714	360	230	685	484
Orogrande	131,846	131,846	0	0	131,846	131,846
Coulter Field	940	376	940	376	0	0

Oklahoma -
Cimmarron	5,020	753	3,785	410	1,235	343
Chisholm Trail	12,927	2,327	5,332	498	7,595	1,829
Viking	7,735	2,321	240	55	7,495	2,266
R4	11,745	3,524	0	0	11,745	3,523
Prairie Grove	640	64	640	64	0	0
T4	2,325	581	0	0	2,325	581

Kansas -
Smokey Hill	960	171	960	171	0	0
Ring JV	1,320	1,320	1,320	1,320	0	0

Total	176,503	143,996	13,577	3,125	162,926	140,871

The Marcelina Creek Project consists of 1,045 gross acres all of which are held by production.

The Orogrande Project was acquired in September, 2014 through a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Greg McCabe.  Mr. McCabe is the sole owner of both Hudspeth and MPC.  Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which holds certain oil and gas assets, including a 100% working interest in 172,000 mostly contiguous acres in the Orogrande Basin in West Texas.  This acreage is in the primary term under five-year leases that carry additional five-year extension provisions

Of the 172,000 acres 40,154 were scheduled for renewal in December, 2014. As of December 31, 2014 the Company had not renewed the leases. The Company is in discussions regarding renewal at the date of this filing.

Prior to March 31, 2015, the Company had the obligation to begin drilling its first well in order to hold the acreage block. The well was permitted and spudded by March 31 and drilling is in progress at date of this filing

The Central Oklahoma Projects acreage is in five AMI’s as of December 31, 2014 with a combined total of 40,392 total gross acres.  Producing wells (24) comprise 9,997 gross developed acres with the balance subject to a managed drilling program to retain leases for long term development.  The leases have two to three year terms. The drilling program being executed will hold the leases by production within those terms

The Smokey Hills acquisition included approximately 16,000 gross acres and a well, the Hoffman 1-H within the greater Lindsborg Field area.  Since development did not continue after the analysis of the Hoffman well  and the disappointing results from the initial drilling/testing program in 2014, the acreage position declined from approximately 16,000 acres at acquisition to  960 developed acres at December 31, 2014.  The property was offered for sale in the first quarter, 2015.

In October 2013, we entered into a Joint Venture agreement with Ring Energy. The agreement called for us to provide for $6.2 million in drilling capital to, in effect, match Ring Energy’s expenditures for leasing. In exchange for this commitment, we would receive a 50% interest in each well bore drilled and the acreage unit it held, until we had spent $6.2 million.  At such time, we would then receive a 50% Working Interest in the entire lease block consisting of 17,000 +/- acres.  We were to provide $3.1 million in advance of the program commencing, which would cover approximately 5 wells to be drilled and completed.  Once the initial five wells are completed, we and Ring would evaluate the program and the drilling activity and determine if another five wells are to be drilled.  Should we continue with the program, we would then deposit another $3.1 million with Ring for drilling and completion of the next five wells

We made the initial $3.1 million deposit and the first five well drilling program is currently underway. Well locations were selected and drilling operations commenced in March, 2014. As of December 31, 2014 seven wells have been drilled – three are producing, one can be converted to a salt water disposal well,  one was not completed, and two were plugged and abandoned. A decision has been made to acquire 3-D seismic data to assist the selection of future drill sites. Daily production at December 31, 2014 was approximately 33 BOPD.

As of December 30, 2014, the Company had invested approximately $4,500,000 in the Ring Joint Venture.

Net total gross acres in all areas are 143,996 at December 31, 2014.

ITEM 3.     LEGAL PROCEEDINGS

None

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The NASDAQ Stock Market LLC under the symbol, “TRCH.”  Trading in our common stock in the over-the-counter market has historically been limited and occasionally sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  The high and low sales prices for the common stock for each quarter of the fiscal years ended December 31, 2014 and 2013, according to NASDAQ, were as follows:

Quarter Ended	High	Low
December 31, 2014	$3.59	$0.64
September 30, 2014	$4.20	$3.25
June 30, 2014	$5.41	$3.10
March 31, 2014	$5.41	$4.15
December 31, 2013	$6.75	$2.65
September 30, 2013	$3.50	$1.85
June 30, 2013	$2.34	$1.70
March 31, 2013	$2.31	$1.75

Record Holders

As of April 7, 2015, there were approximately 206 stockholders of record holding a total of 23,478,441 shares of common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Equity Compensation Plan Information

As of December 31, 2014, we did not have any compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Sales of Unregistered Securities

Other than the sale below, all equity securities that we have sold during the period covered by this report that were not registered under the Securities Act have previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

In November 2014, we issued 75,000 warrants to a consultant as compensation for services.  The warrants have a term of three years and an exercise price of $5.00 per share.  The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

In December 2014, we issued 150,000 warrants to a major shareholder in connection with the loaning of funds to the issuer under a promissory note.  The warrants have a term of three years and an exercise price of $1.00 per share. The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuances of securities did not involve a “public offering” based upon the following factors: (i) the issuances of securities were an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the purchaser represented that it was an “accredited investor”; (v) the investment intent of the purchaser; and (vi) the restriction on transferability of the securities issued.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

In November 2014, an investor exercised warrant agreements to purchase a total of 15,000 shares of common stock at a price of $2.50 per share.  The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuances of securities did not involve a “public offering” based upon the following factors: (i) each issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of purchasers; (iii) there were no public solicitations; (iv) the purchaser previously represented that it was an “accredited investor”; (v) the investment intent of the purchaser; and (vi) the restriction on transferability of the securities issued.

In November 2014, we issued 32,500 shares of restricted common stock in connection with the settlement of a lawsuit.  The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

In November 2014, we issued 200,000 shares of restricted stock to a consultant as compensation for services.  The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth and discussed in this Management’s Discussion and Analysis and Results of Operations is derived from our historical financial statements and the related notes thereto which are included in this Form 10-K. The following information and discussion should be read in conjunction with such financial statements and notes. Additionally, this Management’s Discussion and Analysis and Plan of Operations contain certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in our operations, development efforts, and business environment, and due to other risks and uncertainties relating to our ability to obtain additional capital in the future to fund our planned expansion, the demand for oil and natural gas, and other general economic factors.

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

We had no active operations prior to the inception of TEI on June 25, 2010 and had limited revenues prior to the year ended December 31, 2012.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Historical Results for the Years Ended December 31, 2014 and 2013

Revenues and Cost of Revenues

For the year ended December 31, 2014, we had production revenue of $5,455,555 compared to $1,243,998 of production revenue for the year ended December 31, 2013 Refer to the table of production and revenue for 2014 included below.  Our cost of revenue, consisting of lease operating expenses and production taxes, was $1,253,090, and $434,119 for the years ended December 31, 2014 and 2013, respectively. Production and Revenue are detailed as follows:

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Marcelina	Q1 - 2014	3,888	-	$360,074	$-	$360,074
Oklahoma	Q1 - 2014	2,326	7,366	$233,686	$49,210	$282,896
Total Q1-2014		6,214	7,366	$593,760	$49,210	$642,970

Marcelina	Q2 - 2014	4,546	-	$368,937	$-	368,937
Oklahoma	Q2 - 2014	9,660	33,584	$899,709	$189,073	1,088,782
Kansas	Q2 - 2014	2,059	-	$172,316	$-	172,316
Total Q2-2014		16,265	33,584	$1,440,962	$189,073	$1,630,035

Marcelina	Q3 - 2014	3,189	-	$289,230	$-	$289,230
Oklahoma	Q3 - 2014	13,900	35,951	$1,346,858	$185,830	$1,532,688
Kansas	Q3 - 2014	1,257	-	$119,797	$-	$119,797
Total Q3-2014		18,346	35,951	$1,755,885	$185,830	$1,941,715

Marcelina	Q4 - 2014	2,768	-	$118,132	$-	$118,132
Oklahoma	Q4 - 2014	12,578	93,193	$663,053	$429,960	$1,093,013
Kansas	Q4 - 2014	744	-	$29,690	$-	$29,690
Total Q3-2014		16,090	93,193	810,875	429,960	1,240,835

Year Ended 12/31/14		56,915	170,094	$4,601,482	$854,073	$5,455,555

We recorded depreciation, depletion and amortization expense of $2,736,562 for the year ended December 31, 2014.

General and Administrative Expenses

Our general and administrative expenses for the years ended December 31, 2014 and 2013 were $10,156,307 and $6,682,377, respectively, an increase of $3,473,930. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses.  The increase in general and administrative expenses for the year ended December 31, 2014 compared to 2013 is detailed as follows:

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Increase in non cash stock and warrant compensation	$1,312,885
Increase in accretion expense	$1,876,661
Increase in capital funding expense	$431,724
Increase(decrease) in consulting expense	$(783,497)
Increase(decrease) in investor relations expense	$(1,101,825)
Increase in legal, auditing, and professional	$550,736
Increase in salaries and compensation	$639,989
Increase in general corporate expenses	$547,257

Total Increase in General and Administrative Expenses	$3,473,930

Liquidity and Capital Resources

At December 31, 2014, we had working capital of $(11,873,048), current assets of $1,179,577 consisting of cash, accounts receivable, and prepaid expenses, and total assets of $36,150,364 consisting of current assets, investments in oil and gas properties, and other assets. As of December 31, 2014, we had current liabilities of $13,052,625, consisting of accounts payable, payables to related parties, notes payable (including our Series A Convertible Secured Notes), and accrued interest, and stockholders’ equity was $19,117,745.

Cash flow provided (used) in operating activities for the years ended December 31, 2014, was $341,557 compared to $(2,262,636) for the year ended December 31, 2013, an increase of $2,604,193. Cash flow used in operating activities during 2014 can be primarily attributed to net losses from operations of $15,809,603, which consists primarily of $10,156,307 in general and administrative expenses ($5,644,028 of which are non-cash stock based compensation), depreciation, depletion, and amortization of $2,736,562, and accretion of convertible note discounts of $5,771,050. Cash flow used in operating activities during 2013 can be primarily attributed to net losses from operations of $10,418,662, which consists primarily of $6,682,377 in general and administrative expenses ($4,331,143 of which are non-cash  stock based compensation), depreciation, depletion, and amortization of $652,179, and accretion of convertible note discounts of $3,894,389.

Cash flow used in investing activities for year ended December 31, 2014 was $18,645,289 compared to $8,587,104 for the year ended December 31, 2013.  Cash flow used in investing activities consists primarily of oil and gas investment properties acquired during the year ended December 31, 2014.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cash flow provided by financing activities for the year ended December 31, 2014 was $16,671,806 as compared to $12,598,201 for the year ended December 31, 2013.  Cash flow provided by financing activities in 2014 consists of convertible promissory notes issued for cash, net of repayments of debt, and proceeds from common stock issues and warrant exercises.  We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such we will require additional debt or equity financing to meet our plans and needs.  We face obstacles in continuing to attract new financing due to our history and current record of net losses and working capital deficits. All outstanding principal of our 12% Series A Secured Convertible Notes payable totaling $8,117,598 plus interest were due in full at their March 31, 2015 maturity. The Company is lacking the liquidity at the date of this filing (April, 2015) to repay the notes in full and is, therefore, in default. Management is actively pursuing and is in negotiations to take steps needed to cure the default as of the date of this filing.  Despite our efforts, we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

We do not expect to pay cash dividends in the foreseeable future.

Commitments and Contingencies

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time.  As of December 31, 2014 and December 31, 2013, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Board of Directors and Stockholders Torchlight Energy Resources, Inc. Plano, Texas	1201 Louisiana, Suite 800 Houston, TX 77002 Office: 713.957.2300 Fax: 713.895.9393 www.calvettferguson.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Torchlight Energy Resources, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity has suffered recurring losses from operations, has a net working capital deficiency, and is in default relating to certain convertible promissory notes which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Calvetti Ferguson

Houston, Texas
April 15, 2015

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$179,787	$1,811,713
Accounts receivable	223,371	429,699
Production revenue receivable	210,435	-
Note receivable	515,748	-
Prepayments - development costs	20,602	-
Prepaid expenses	29,634	9,144
Total current assets	1,179,577	2,250,556

Investment in oil and gas properties, net	34,498,681	13,038,751
Office Equipment	55,150	11,604
Debt issuance costs, net	353,733	920,947
Goodwill	-	447,084
Other Assets	63,223	74,379

TOTAL ASSETS	$36,150,364	$16,743,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,018,306	$985,123
Accrued liabilities	240,000	-
Related party payables	90,000	90,000

Convertible promissory notes, net of discount of $700,178	7,417,420	-
Notes payable within one year	829,719	753,904
Due to working interest owners	73,439	580,484
Interest payable	383,741	309,498
Total current liabilities	13,052,625	2,719,009

Convertible promissory notes, net of discount of $625,457 at December 31, 2014	3,944,043	4,802,711
and $5,500,462 at December 31, 2013
Asset retirement obligation	35,951	24,382

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, par value $.001, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 75,000,000 shares authorized;	23,235	16,142
23,235,441 issued and outstanding at December 31, 2014
16,141,765 issued and outstanding at December 31, 2013
Additional paid-in capital	43,108,752	21,978,616
Warrants outstanding	7,636,320	3,043,420
Accumulated deficit	-31,650,561	-15,840,959
Total stockholders' equity	19,117,745	9,197,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,150,364	$16,743,321

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR	YEAR
	ENDED	ENDED
	December 31, 2014	December 31, 2013
Revenue
Oil and gas sales	$5,455,555	$1,243,998
SWD and royalties	85,529	51,501

Cost of revenue	(1,253,090)	(434,119)

Gross income	4,287,994	861,380

Operating expenses:
General and administrative expense	10,156,307	6,682,377
Depreciation, depletion and amortization	2,736,562	652,179
Total operating expenses	12,892,869	7,334,556

Other income (expense)
Income - Cancellation of Debt	22,748	660,000
Impairment expense	(447,084)	-
Interest income	69	59
Interest and accretion expense	(6,780,461)	(4,605,545)
Total other income (expense)	(7,204,728)	(3,945,486)

Net loss before taxes	(15,809,603)	(10,418,662)

Provision for income taxes	-	-

Net (loss)	$(15,809,603)	$(10,418,662)

Loss per share:
Basic and Diluted	$(1.01)	$(0.74)
Weighted average shares outstanding:
Basic and Diluted	15,728,621	14,016,240

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common	Common	Additional
	stock	stock	paid-in	Accumulated	Warrants
	shares	amount	capital	deficit	Outstanding	Total

Balance, December 31, 2012	13,564,815	$13,565	$8,380,992	$(5,422,296)	$-	$2,972,260

Issuance of common stock for cash	212,500	$213	$849,787	$-	$-	$850,000
Issuance of common stock for services	735,752	$735	$1,438,245	$-	$-	$1,438,980
Issuance of common stock - mineral interests	558,356	$558	$1,233,409	$-	$-	$1,233,967
Issuance of common stock in warrant exercise	101,714	$102	$203,326	$-	$-	$203,428
Warrants issued with promissory notes	-	$-	$3,332,649	$-	$-	$3,332,649
Warrants issued in private placement	-	$-	$(123,250)	$-	$123,250	$-
Warrants issued for services	-	$-	$-	$-	$2,920,170	$2,920,170
Common stock issued in conversion of notes	968,628	$969	$1,694,123	$-	$-	$1,695,092
Beneficial conversion feature on conv. notes	-	$-	$4,969,326	$-	$-	$4,969,326
Warrants issued for services	-	$-	$-	$-	$-	$-
Net loss	-	$-	$-	$(10,418,662)	$-	$(10,418,662)

Balance, December 31, 2013	16,141,765	$16,142	$21,978,607	$(15,840,958)	$3,043,420	$9,197,210

Issuance of common stock for cash	2,989,655	$2,989	$10,629,802			$10,632,791
Issuance of common stock for services	450,180	$451	$933,977			$934,428
Issuance of common stock - mineral interests	1,781,595	$1,782	$5,135,097			$5,136,879
Issuance of common stock in warrant exercise	617,500	$618	$1,276,882			$1,277,500
Issuance of common stock for note interest	5,869	$5	$10,265			$10,270
Warrants issued with promissory notes			$562,354		$72,000	$634,354
Warrants issued in private placement	0		$123,250		$(116,700)	$6,550
Warrants issued for services	0		$78,765			$78,765
Common stock issued in conversion of notes	1,248,877	$1,248	$2,184,287			$2,185,535
Beneficial conversion feature on conv. notes			$195,466			$195,466
Warrants issued for services					$4,637,600	$4,637,600
Net loss				$(15,809,603)		$(15,809,603)

Balance, December 31, 2014	23,235,441	$23,235	$43,108,752	$(31,650,561)	$7,636,320	$19,117,745

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
	YEAR	YEAR
	ENDED	ENDED
	December 31, 2014	December 31, 2013
Cash Flows From Operating Activities
Net (loss)	$(15,809,603)	$(10,418,662)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	5,644,028	4,331,143
Accretion of convertible note discounts	5,771,050	3,894,389
Income - Cancellation of Debt	(22,748)	(660,000)
Impairment expense	447,084	-
Depreciation, depletion and amortization	2,736,562	652,179
Change in:
Accounts receivable	133,851	(336,803)
Note receivable	(515,748)	-
Production revenue receivable	(210,435)	-
Prepayment of development costs	(20,602)	-
Prepaid expenses	(20,490)	(798)
Debt isssuance costs	(185,875)	(967,020)
Other assets	(3,506)	(74,379)
Accounts payable and accrued liabilities	3,180,467	833,820
Related party payable	-	(18,648)
Due to working interest owners	(507,045)	255,484
Asset retirement obligation	11,170	1,360
Interest payable	84,513	245,299
Capitalized interest	(371,116)	-
Net cash provided by (used) in operating activities	341,557	(2,262,636)

Cash Flows From Investing Activities
Investment in oil and gas properties	(18,591,329)	(9,663,504)
Acquisition of office equipment	(53,960)	-
Proceeds from Sale of Leases	-	1,076,400
Net cash used in investing activities	(18,645,289)	(8,587,104)

Cash Flows From Financing Activities
Proceeds from sale of common stock	10,632,791	850,000
Proceeds from issuance of convertible notes	4,569,500	10,855,773
Proceeds from warrant exercise	744,282	203,428
Proceeds from promissory notes	815,491	750,000
Repayment of promissory notes	(90,258)	(61,000)
Net cash provided by financing activities	16,671,806	12,598,201

Net increase (decrease) in cash	(1,631,926)	1,748,461
Cash - beginning of period	1,811,713	63,252

Cash - end of period	$179,787	$1,811,713

Supplemental disclosure of cash flow information:
Non cash transactions:
Common stock issued for services	$933,977	$-
Warrants issued in connection with promissory notes	$634,354	$2,531,321
Warrants issued for services	$4,716,365	$-
Beneficial conversion feature on promissory notes	$195,466	$5,770,654
Liabilitities assumed-purchase of properties	$-	$1,809,572
Promissory note issued for debt issuance	$-	40,000
Sale of properties for note receivable	$-	$990,000
Common stock issued for mineral interests	$5,136,879	$1,233,967
Capitalized interest cost	$371,116	$56,347
Common stock issued in connection with promissory notes	$2,185,535	$1,695,100
Common stock issued in warrant exercises	$1,277,500	$-
Asset retirement obligation	$11,170	$10,407
Cash paid for interest	$1,243,816	$468,841

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

At December 31, 2014, the Company had not yet achieved profitable operations. We had a net loss of approximately $15.8 million for the year ended December 31, 2014 and had accumulated losses of $31,650,561 since its inception and expects to incur further losses in the development of its business.  Working Capital as of December 31, 2014 was negative $11,873,048 including the March 31, 2015 maturity of our Series A Secured Convertible Notes. The Company’s ability to continue as a going concern is dependent on its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 31, 2015, the maturity date for our issued and outstanding 12% Series A Secured Convertible Promissory Notes (“Series A Notes”) occurred, and we did not make any payment to these note holders of the principal and interest due thereunder.  This is an event of default under the terms and conditions of the Series A Notes, and the Agent for the Series A Note holders may exercise on behalf of such holders all rights and remedies available under the terms and conditions of the Series A Notes or applicable laws.

Additionally, our default in payment of the Series A Notes triggered a cross-default provision in our 12% Series B Convertible Unsecured Promissory Notes (“Series B Notes”), and any holder of a Series B Note may declare any an all of the obligations under such note due and payable and/or exercise any other rights and remedies available to such holder under the terms and conditions of the Series B Notes.

Planned Divestiture of Hunton Project

On April 8, 2015, management announced that they are seeking to divest certain of our Hunton assets located in Logan and Kingfisher Counties, Oklahoma.  The Company is actively marketing these assets to potential buyers. These assets include lease rights and current production, which are being marketed separately. There has been discussions with interested parties and management expects to have a buyer identified shortly. The proceeds from a sale of all or a portion of the assets will be used to satisfy obligations to our Series A Note holders.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES - continued

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of December 31, 2014 and December 31, 2013 no valuation allowance was considered necessary.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized.  During years ended December 31, 2014 and 2013, the Company capitalized $371,116 and $104,821, respectively, of interest on unevaluated properties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption which is based on the un weighted arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs. The Company did not recognize impairment on its oil and gas properties during the years ended December 31, 2014 and 2013. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur. Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place. Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.

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

Goodwill was $447,084 as of December 31, 2013 and was acquired on November 23, 2010 in connection with the Company’s reverse acquisition (Note 1). The Goodwill was tested for impairment at December 31, 2014 by comparison of the fair value of the Company measured by its market cap versus its book value and as a result was written off to Impairment expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES - continued

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

Recent accounting pronouncements –

On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard is effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption would be permitted for any annual or interim period for which an entity’s financial statements have not yet been made available for issuance. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on the Company’s financial position or results from operations.

Subsequent events – The Company evaluated subsequent events through April 15, 2015, the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. RELATED PARTY PAYABLES

As of December 31, 2014, related party payables consisted of accrued and unpaid compensation to two of our executive officers totaling $90,000. The related party payables at December 31, 2012 included $660,000 of accrued compensation due to our executive officers and directors. The officers forgave the $660,000 of related party debt during third quarter, 2013.

A Director and a principal shareholder have advanced funds to the Company as short term loans totaling $607,808 as of December 31, 2014.

5. COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of December 31, 2014 and 2013, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

6. STOCKHOLDERS’ EQUITY

During the years ended December 31, 2014 and 2013, the Company issued 450,180 and 735,752 shares of common stock, respectively, as compensation for services, with total values of $934,428 and $1,438,977.

During the years ended December 31, 2014 and 2013, the Company issued 1,847,500 and 2,403,174 warrants, respectively, as compensation for services, with a total values of $4,637,600 and $2,920,170.

During the year ended December 31, 2014 and 2013, the Company issued -0- and 1,308,124 warrants, respectively, in connection with financing transactions discussed in Note 9, including -0- and 552,057 warrants issued to the placement agent.

During the year ended December 31, 2014 and 2013, the Company issued 1,781,595 and 558,356 shares of Common Stock, respectively, as acquisition of lease interests valued at $5,136,879 and $1,233,967.

During the year ended December 31, 2014 and 2013 the Company issued 1,248,877 and 968,628 shares of Common Stock, respectively, in conversions of 12% Convertible Notes Payable valued at $2,185,535 and $1,695,100.

During the year ended December 31, 2014 and 2013 the Company issued 623,369 and 101,714 shares of Common Stock, respectively, resulting from Warrant exercises for  consideration totaling $1,287,770 and $203,428.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. STOCKHOLDERS’ EQUITY - continued

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

A summary of stock options and warrants outstanding as of December 31, 2014 by exercise price and year of expiration is presented below:

Exercise	Expiration Date In
Price	2,015	2,016	2,017	2,018	2,019	Total

$1.00	0	0	150,000	0	0	150,000
$1.75	855,000	1,135,714	0	0		1,990,714
$2.00	0	1,035,271	126,000	1,696,380		2,857,651
$2.09				2,800,000		2,800,000
$2.50	15,000	100,000	0	0		115,000
$2.75		0				0
$2.82				38,174		38,174
$3.00		100,000				100,000
$4.50					700,000	700,000
$5.00	0	8,391	95,000			103,391
$6.00				577,501	330,341	907,842
$7.00					700,000	700,000
	870,000	2,379,376	371,000	5,112,055	1,730,341	10,462,772

As of the date of this filing, 165,000 of the warrants exercisable in 2015 have expired.

At December 31, 2014 the Company had reserved 10,462,772 shares for future exercise of warrants.

Warrants issued in relation to the promissory notes issued (see note 9) were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued are as follows:

Risk-free interest rate	0.78%
Expected volatility of common stock	191% - 253%
Dividend yield	0.00%
Discount due to lack of marketability	20-30%
Expected life of warrant	3 years - 5 years

7. CAPITALIZED COSTS

The following table presents the capitalized costs of the Company as of December 31, 2014 and December 31, 2013:

	2014	2013

Evaluated costs subject to amortization	$24,276,483	$9,484,014
Unevaluated costs	14,152,415	4,758,806
Total capitalized costs	38,428,898	14,242,820
Less accumulated depreciation, depletion and amortization	(3,930,217)	(1,204,069)
Net capitalized costs	$34,498,681	$13,038,751

Unevaluated costs as of December 31, 2014 consisted of $710,139 associated with the Company’s interest in the Coulter #1 well. The Coulter is a non-core, non-producing asset which we will attempt to monetize by sale of the lease. We presently have approximately 940 acres.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation between the federal income tax benefit computed at the statutory federal income tax rate of 34% and actual income tax provision for the years ended December 31, 2014 and December 31, 2013:

	Year ended	Year ended
	Dec. 31, 2014	Dec. 31, 2013
Federal income tax benefit at statutory rate	$(5,626,540)	$(3,542,345)
Permanent Differences	511,184	696,631
Other	894,181	(470,413)
Change in valuation allowance	4,221,175	3,316,127
Provision for income taxes	$-	$-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2014 and December 31, 2013 are as follows:

	Dec. 31, 2014	Dec. 31, 2013
Deferred tax assets:
Net operating loss carryforward	$8,190,580	$4,229,034
Accruals	30,600	30,600
Reserves	2,952,364	1,132,778
Deferred tax liabilities:
Intangible drilling and other costs for oil and gas properties	(1,865,259)	(318,039)
Net deferred tax assets and liabilities	9,308,285	5,074,373
Less valuation allowance	(9,308,285)	(5,074,373)
Total deferred tax assets and liabilities	$-	$-

The Company had a net deferred tax asset related to federal net operating loss carry forwards of $8,190,580 and $4,229,034 at December 31, 2014 and December 31, 2013, respectively.  The federal net operating loss carry forward will begin to expire in 2030.  Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carry forwards.  The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Series “A” Convertible Notes total outstanding principal balance of $8,117,598 plus interest, was due in full at their maturity date of March 31, 2015. As of the date of this filing, the principal and interest are unpaid resulting in the Company being in default.

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

As of the date of this filing, we have not made the interest payment due to Series B Note holders on March 31, 2015.

The Company is obligated on a short term note payable for $221,910 as of December 31, 2014 which was due December 12, 2014 with 10% interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through December 31, 2014:

Asset retirement obligation – December 31, 2012	$12,614
Estimated liabilities recorded	10,407
Accretion Expense	1,361
Asset retirement obligation – December 31, 2013	$24,382
Estimated liabilities recorded	7,789
Accretion Expense	3,780
Asset retirement obligation – December 31, 2014	$35,951

11. SUBSEQUENT EVENTS

Promissory Notes

On March 31, 2015, the maturity date for our issued and outstanding 12% Series A Secured Convertible Promissory Notes (“Series A Notes”) occurred, and we did not make any payment to these note holders of the principal and interest due thereunder.  This is an event of default under the terms and conditions of the Series A Notes, and the Agent for the Series A Note holders may exercise on behalf of such holders all rights and remedies available under the terms and conditions of the Series A Notes or applicable laws.  All obligations under the Series A Notes will bear interest at a default rate of 18% per annum until such time that they are paid in full.  The total principal amount outstanding on the Series A Notes is $8,117,598, exclusive of interest.  We are having ongoing discussions with the Agent regarding various possible solutions for the payment of this obligation.

Additionally, our default in payment of the Series A Notes triggered a cross-default provision in our 12% Series B Convertible Unsecured Promissory Notes (“Series B Notes”), and any holder of a Series B Note may declare any an all of the obligations under such note due and payable and/or exercise any other rights and remedies available to such holder under the terms and conditions of the Series B Notes.  All obligations under the Series B Notes will bear interest at a default rate of 16% per annum.  We have not made the interest payment due to Series B Note holders on March 31, 2015.  The total principal amount outstanding on the Series B Notes is $4,569,500, exclusive of interest.

Planned Divestiture of Hunton Project

On April 8, 2015, we announced that we are seeking to divest certain of our Hunton assets located in Logan and Kingfisher Counties, Oklahoma.  We are actively marketing these assets to potential buyers. These assets include lease rights and current production, which are being marketed separately. We have been in discussions with interested parties and expect to have a buyer identified shortly. The proceeds from a sale of all or a portion of the assets will be used to satisfy obligations to our Series A Note holders.

Restructure of JIB with Husky Ventures

During February, 2015, the Company entered into an agreement with Husky Ventures Inc. to restructure the amounts due under Husky’s Joint Interest Billing (“JIB”) to the Company. During the fourth quarter, 2014, Husky presented a series of cash calls to the Company for participation in drilling projects in Oklahoma. The Company did not fund the prepayments requested.  However, as drilling began, Husky carried the Company’s share of development expenses on the JIB account. It was determined in the first quarter, 2015 that the Company would be unable to fund the requested prepayments and an agreement was reached to reverse the development cost charges on the JIB in exchange for Torchlight relinquishing any claims that it might have had for an interest in the fourteen wells covered by the agreement. The adjustments to account for the reversal were made effective December 31, 2014. No development cost, revenue, or operating expenses with respect to those wells have been recorded in the records of the Company as of December 31, 2014 since the Company did not pay for any participation in those wells.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED SUPPLEMENTARY INFORMATION

December 31, 2014 and 2013

Investment in oil and gas properties for 2014 is detailed as follows:

	2014	2013
Property acquisition costs	$7,222,793	$6,274,154
Development costs	11,368,536	3,885,730
Exploratory costs	$-0-	$-0-

Oil and Natural Gas Reserves

Reserve Estimates

SEC Case. The following tables sets forth, as of December 31, 2014, our estimated net proved oil and natural gas reserves, the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves and our estimated net probable oil and natural gas reserves, each prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”).  All of our reserves are located in the United States.

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

Our PV-10 at December 31, 2014 and 2013 is materially reconciled to our Standardized Measure of discounted cash flows at those dates by reducing the PV-10 by the discounted future income taxes associated with such reserves. The discounted future income taxes at December 31, 2014 and 2013, respectively, were $678,904 and $7,093,985.

The estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2014. For purposes of determining prices, we used the average of prices received for each month within the 12-month period ended December 31, 2014, adjusted for quality and location differences, which was $91.48 per barrel of oil and $4.35 per MCF of gas.  This average historical price is not a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED SUPPLEMENTARY INFORMATION - continued

	December 31, 2014			December 31, 2014
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Developed	120,000	687,000	234,500	$9,909	$7,670
Proved Undeveloped	794,400	3,104,000	1,311,733	$32,585	$16,026
Total Proved	914,400	3,791,000	1,546,233	42,494	23,696

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$23,019
Probable Undeveloped	912.400	0	912,400	$22,779	$8,558

	December 31, 2013			December 31, 2013
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Developed	113,092	313,251	165,301	$8,861	$6,117
Proved Undeveloped	930,069	2,826,344	1,401,126	$44,699	$20,408
Total Proved	1,043,161	3,139,595	1,566,427	$53,560	$26,525

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$19,691

Probable Undeveloped	657,800	0	657,800	$33,571	$16,253

BOE equivalents are determined by combining barrels of oil with MCF of gas divided by six.

The decrease of 89,393 BOE (89,285 for our Hunton Project and 108 for our Marcelina Project) in proved undeveloped reserves comes from the third party engineering studies of the Cimarron and Chisholm Trail AMI's in Oklahoma which were acquired by the Company in 2013 and engineering studies for our Marcelina Project.

No reserve value for the Ring Project is included in 2014 reserve tables presented above since the company believes this project is still considered to be in the testing phase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED SUPPLEMENTARY INFORMATION - continued

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Years Ended December 31, 2014 and 2013

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	2014		2013
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
TOTAL PROVED RESERVES:
Beginning of period	1,043,161	3,139,594	417,549	-
Acquisition	-	-	572,461	3,139,595
Extensions and discoveries	312,579	-	101,180	-
Revisions of previous estimates	(388,485)	821,150	(34,743)	3,539
Production	(52,855)	(170,094)	(13,286)	(3,540)
End of period	914,400	3,790,650	1,043,161	3,139,594

PROVED DEVELOPED RESERVES
Proved developed producing	102,479	488,410	64,858	108,001
Proved developed nonproducing	17,521	198,710	48,234	205,250
Total	120,000	687,120	113,092	313,251

Total PUD	794,400	3,103,530	930,069	2,826,344

The preceding table shows significant decrease in the Acquisition category for 2014 as compared to 2013. The 2013 Acquisition increase is all related to the working interest acquired in the Cimarron and the Chisholm Trail AMI's with Husky Ventures in Oklahoma during 2013. During 2014 the company focused on expanding its participation in the Chisholm Trail and Cimarron AMI’S in Oklahoma which accounts for the increase in Extensions and Discoveries for 2014.

The 2013 Revisions of Previous Estimates are composed of revisions to the proved producing and proved undeveloped reserves.

The downward revision of 388,485 BO results primarily from eliminating two Eagle Ford wells (which are now considered uneconomic at current prices) from reserve report calculations for the Company’s properties in the Marcelina Creek Project in Texas. This reflects a reduction of 366,366 BO offset directly by an increase in reserves of 60,159 BO from the currently producing wells. The Johnson #1 is the largest contributor, with an increase of reserves of 56,783 BO. The Johnson #2 and #4 account for an additional increase of 3,376 BO. The remaining difference comes from reserve adjustments in the well data for the Oklahoma Properties reserve calculations for 2014.

The positive revision of 821,150 MCF of gas is attributable to gas production increase from the development activity in the Chisholm Trail and Cimarron AMI’s in Oklahoma where the Company focused on expanding its participation in 2014 drilling and development. Gas reserves can be fully attributable to our Oklahoma joint venture operations.  Most of our wells in the program are horizontally drilled wells that produce from the Hunton rock which requires a fracking stimulation to achieve the maximum production rates.  Typically these wells have a relatively high initial production rates, but decline rapidly.  Three wells in our Oklahoma ventures contribute 244.8 MMcf of the total improvement.  As a result of the PDP wells success the offsetting PUD wells are expected to be significant contributors as well.  Our other producing wells in Oklahoma are evenly spread.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED SUPPLEMENTARY INFORMATION - continued

Standardized Measure of Oil & Gas Quantities
Year Ended December 31, 2014 & 2013

The standardized measure of discounted future net cash flows relating
to proved oil and natural gas reserves is as follows :	2014	2013

Future cash inflows	$106,027,440	$119,629,906
Future production costs	(30,383,390)	(31,656,853)
Future development costs	(33,148,780)	(34,152,898)
Future income tax expense	(978,776)	(11,264,101)
Future net cash flows	41,516,494	42,556,054
10% annual discount for estimated
timing of cash flows	(18,497,528)	(22,865,456)
Standardized measure of discounted future
net cash flows related to proved reserves	$23,018,966	$19,690,598

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows :

Balance, beginning of year	$19,690,598	$2,909,000
Sales and transfers of oil and gas produced during the period	(4,310,813)	(905,125)
Net change in sales and transfer prices and in production (lifting) costs related to future production	(9,497,301)	(1,647,568)
Net change due to purchases of minerals in place	-	30,474,988
Net change due to extensions and discoveries	14,340,815	22,411,372
Changes in estimated future development costs	(13,990,412)	(17,355,723)
Previously estimated development costs incurred during the period	15,980,816	(3,181,356)
Net change due to revisions in quantity estimates	(12,814,002)	(4,633,853)
Other	2,487,713	(1,468,500)
Accretion of discount	4,715,661	(318,085)
Net change in income taxes	6,415,891	(6,594,552)
Balance, end of year	$23,018,966	$19,690,598

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED SUPPLEMENTARY INFORMATION - continued

Reserve Estimation Process, Controls and Technologies

The reserve estimates, including PV-10 estimates, set forth above were prepared by Netherland, Sewell & Associates, Inc. with respect to the Company’s Marcelina Creek Project in Texas, and PeTech Enterprises, Inc. for the Company’s properties in Oklahoma.  A copy of their full reports with regard to our reserves is attached as Exhibit 99.1 to this annual report on Form 10-K.  These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

Our Chairman of our Board of Directors is an experienced and qualified geoscience professional with a degree in geophysical science, but we do not have any employees with specific reservoir engineering qualifications in the company.  Our Chairman and Chief Executive Officer worked closely with Netherland, Sewell & Associates, Inc. and PeTech Enterprises Inc. in connection with their preparation of our reserve estimates, including assessing the integrity, accuracy, and timeliness of the methods and assumptions used in this process.

The reserves estimates for the Marcelina Creek Project included herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies.  NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.  Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein is Mr. Neil H. Little.  Mr. Little, a Licensed Professional Engineer in the State of Texas (No. 117966), has been practicing consulting petroleum engineering at NSAI since 2011 and has over 9 years of prior industry experience.  He graduated from Rice University in 2002 with a Bachelor of Science Degree in Chemical Engineering and from the University of Houston in 2007 with a Master of Business Administration Degree.   Mr. Little meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; Mr. Little is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

PeTech Enterprises, Inc. (“PeTech”), who provided reserve estimates for our Oklahoma Properties, is a Texas based profitable, family owned oil and gas production and Investment Company that provides reservoir engineering, economics and valuation support to energy banks, energy companies and law firms as an expert witness.  The company has been in business since 1982.  Amiel David is the President of PeTech and the primary technical person in charge of the estimates of reserves and associated cash flow and economics on behalf of the company for the results presented in its reserves report to us.  He has a PhD in Petroleum Engineering from Stanford University.   He is a registered Professional Engineer in the state of Texas (PE #50970), granted in 1982, a member of the Society of Petroleum Engineers and a member of the Society of Petroleum Evaluation Engineers.

Results of Operations for Oil and Gas Producing Activities
For the Year Ended December 31, 2014	Total	Texas	Oklahoma	Kansas

Oil and Gas revenue	$5,455,555	$1,136,373	$3,997,379	$321,803

Production costs	1,253,090	516,451	634,739	101,900
Depreciation, depletion, and amortization	2,736,562	709,533	1,995,531	31,498
Exploration expenses	-	-	-	-
	3,989,652	1,225,984	2,630,270	133,398

Income tax expense	-	-	-	-

Results of Operations (excluding corporate overhead
and interest costs)	$1,465,903	$(89,611)	$1,367,109	$188,405

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure,

Changes in internal control over financial reporting

During the three months ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting – Guidance for Smaller Public Companies.  Based on this evaluation, management concluded that, our internal control over financial reporting is effective.

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

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position(s) and Office(s)
John A. Brda	50	President, Chief Executive Officer, Secretary and Director
Willard G. McAndrew III	60	Chief Operating Officer and Director
Roger N. Wurtele	68	Chief Financial Officer
Thomas Lapinski	70	Chairman of the Board
Wayne Turner	66	Director
Jerry D. Barney	68	Director
Edward J. Devereaux	72	Director
Eunis L. Shockey	78	Director

Below is certain biographical information of our executive officers and directors:

John A. Brda – Mr. Brda has been our Chief Executive Officer since December 2014 and our President and Secretary and a member of the Board of Director since January 2012.  He has been the Managing Member of Brda & Company, LLC since 2002, which provided consulting services to public companies—with a focus in the oil and gas sector—on investor relations, equity and debt financings, strategic business development and securities regulation matters, prior to him becoming President of the company.

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

Roger N. Wurtele – Mr. Wurtele has served as our Chief Financial Officer since September 2013.  He is a versatile, experienced finance executive that has served as Chief Financial Officer for several public and private companies. He has a broad range of experience in public accounting, corporate finance and executive management.  Mr. Wurtele previously served as CFO of Xtreme Oil & Gas, Inc. from February 2010 to September 2013.  From May 2013 to September 2013 he worked as a financial consultant for us.  From November 2007 to January 2010, Mr. Wurtele served as CFO of Lang and Company LLC, a developer of commercial real estate projects.  He graduated from the University of Nebraska and has been a Certified Public Accountant for 40 years.

Involvement in certain legal proceedings.  From 2001 through May 2006, Mr. Wurtele served as the CFO of Energy & Engine Technology, Inc.  After he left the company, it filed for bankruptcy protection in December 2006.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Thomas Lapinski – Mr. Lapinski has served as our Chairman of the Board since December 2014.  Prior to that, he served as our Chief Executive Officer and director from November 2010 to December 2014.  He also previously served as our President from November 2010 to January 2012 and as Interim Principal Financial Officer from November 2010 to September 2013.  He is the founder of Torchlight Energy, Inc., our wholly owned subsidiary, and has served as its Chief Executive Officer, President and director since its incorporation in June 2010. From 2002 to the present, he has engaged in consulting work on evaluating exploration, acquisition and re-development opportunities in the Rocky Mountain Region, Texas Gulf Coast, Mid-Continent, the Middle East, and South America. From September 1996 to June 2002, Mr. Lapinski served as President of Stephens Energy International of The Stephens Group, LLC. While there, he was involved in oil and gas exploration and production project development. Prior to that, he spent over 30 years in senior positions with Amoco Corporation before retiring. His expertise is in project evaluations, operations management and strategic planning with experience throughout the Rocky Mountain region, Alaska, U.S. mid-continent, the U.S. Gulf Coast and international arenas. With Amoco, he has held numerous positions, including Division Geophysicist for Rocky Mountain Area, Regional Geophysicist for Africa and the Middle East, Exploration Manager for North and West Africa, President-Amoco Morocco, President-Amoco Turkey, General Manager-Amoco Kenya, Exploration Manager Gulf Coast, Regional Exploration Manager for Southern and Eastern U.S. and Manager for Resource and Business Development in Southern Rocky Mountain Area. He also spent time on a special project for the Chairman of Amoco on key strategic planning issues where he was responsible for long-term monetization of Amoco’s North American asset base. Mr. Lapinski received a degree in Geophysical Engineering from the Colorado School of Mines in 1966.

We appointed Mr. Lapinski as Chairman of the Board of Directors based on his knowledge and experience in the oil and gas industry.  His ability to identify and evaluate opportunities is an important part of our continued success.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2014, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2014, with the exception of (i) a Form 3/A and two Form 4’s that Jerry Barney, a member of the Board, filed late, and (ii) a Form 4 that Robert Kenneth Dulin, a significant beneficial shareholder, filed late.

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

Audit Committee

We maintain a separately-designated standing audit committee.  The Audit Committee currently consists of three our four independent directors, including Wayne Turner, Jerry D. Barney and Edward J. Devereaux. Mr. Devereaux is the Chairman of the Audit Committee, and the Board of Directors has determined that he is an audit committee financial expert as defined in Item 5(d)(5) of Regulation S-K. The primary purpose of the Audit Committee is to oversee our accounting and financial reporting processes and audits of our financial statements on behalf of the Board of Directors. The Audit Committee meets privately with our management and with our independent registered public accounting firm and evaluates the responses by our management both to the facts presented and to the judgments made by our outside independent registered public accounting firm.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2014 and 2013 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers.

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Thomas Lapinski Former CEO/Director	2014	-0-	-	-		-	-	180,000	180,000
	2013	180,000 (2)	-	-	355,250 (1)	-	-		535,250

John A. Brda President/Director	2014	300,000,	-	-		-	-	-	300,000
	2013	205,000 (4)	-	-	355,250 (3)	-	-	-	560,250

Willard G. McAndrew III COO/Director	2014	300,000	-	-		-	-		300,000
	2013	60,000	-	-	2,225,000 (5)	-	-	75,000 (6)	2,360,000

Roger Wurtele CFO	2014	180,000	-	-		-	-		180,000
	2012	40,000	-	-	180,000 (7)	-	-	52,500 (6)	272,500

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
(5)
Prior to Mr. McAndrew’s appointment as COO in September 2013, during 2013 we granted him a fully vested warrant to purchase 1,000,000 shares of stock at an exercise price of $2.09 per share as consideration for consulting services, valued at $890,000. In September 2013, we granted Mr. McAndrew an option to purchase 1,500,000 shares of stock at an exercise price of $2.09 per share, which vested in January, 2014 and was valued at $1,335,000. The value of the options was determined using the Black Scholes Method.

(6)	This amount represents consulting fees paid prior to the effective date of employment with the Company.
(7)
In October 2013, we granted Mr. Wurtele an option to purchase 300,000 shares of stock at an exercise price of $2.09 per share. 100,000 of the options vested immediately, with the remaining options  vesting in January, 2014. The value of these options was determined using the Black Scholes Method.

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

ITEM 11. EXECUTIVE COMPENSATION - continued

Employment Agreements

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

Outstanding Equity Awards at Fiscal Year End

The following table details all outstanding equity awards held by our named executive officers at December 31, 2014:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Thomas Lapinski	245,000		-	-	2.00	09/04/2018
John A. Brda	245,000		-	-	2.00	09/04/2018
Willard G. McAndrew III	900,000	(1)	-	-	2.09	04/15/2018
	1,500,000	(1)(2)	-	-	2.09	09/09/2018
Roger Wurtele	300,000	(3)(4)	-	-	2.09	10/10/2018

(1)         Mr. McAndrew gifted these options to WMDM Family, Ltd. The general partner and 1% owner of WMDM Family, Ltd. is a limited liability company which is owned by a trust of which Mr. McAndrew is a beneficiary.
(2)         These options were awarded to Mr. McAndrew in September 2013, and vested on January 2, 2014.
(3)         Mr. Wurtele gifted these options to Birch Glen Investments Ltd.  Mr. Wurtele and his wife together hold a 98% interest in the general partner of Birch Glen Investments Ltd.
(4)         These options were awarded to Mr. Wurtele in October 2013.  100,000 options vested in October 2013 and the remaining 200,000 options vested on January 2, 2014.

ITEM 11. EXECUTIVE COMPENSATION - continued

Compensation of Directors

At present, we do not pay our directors for attending meetings of the Board of Directors, although we may adopt a director compensation policy in the future. We have no standard arrangement pursuant to which directors are compensated for any services they provide or for committee participation or special assignments.  We did, however, provide compensation to certain directors in the form of restricted common stock during the year ended December 31, 2013. No Director compensation was paid in 2014.

Summary Director Compensation Table

Name	Fees Earned of Paid in Cash ($)	Stock Awards ($) (A)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wayne Turner	-	-0-	-	-	-	-	-0-
Jerry Barney	-	-0-	-	-	-	-	-0-
Edward Devereaux	-	-0-	-	-	-	-	-0-
Eunis L. Shockey	-	-0-	-	-	-	-	-0-

(A)           Stock Value as applicable is determined using the Black Scholes Method.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of April 7, 2015, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group.  Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Torchlight Energy Resources, Inc., 5700 W. Plano Parkway, Suite 3600, Plano, Texas 75093.  We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 23,478,441 shares of common stock outstanding at April 7, 2015. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 7, 2015 and shares of common stock issuable upon conversion of other securities held by that person that are currently convertible or convertible within 60 days of April 7, 2015. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Thomas Lapinski	3,250,000 shares (1)	13.70%
Chairman of the Board

John A. Brda	2,762,000 shares (2)	11.64%
President, CEO, Secretary and Director

Willard G. McAndrew III	2,400,000 shares (3)	9.27%
COO and Director

Roger N. Wurtele	300,000 shares (4)	1.26%
Chief Financial Officer

Jerry D. Barney	198,255 shares (5)	*
Director

Edward J. Devereaux	37,000 shares	*
Director

Eunis L. Shockey	134,000 shares (6)	*
Director

Wayne Turner	75,000 shares	*
Director

All directors and executive officers as a group (eight persons)	9,156,255 shares	34.18%

Robert Kenneth Dulin (7)	2,636,718 shares (8)	10.52%

Sawtooth Properties, LLLP (7)	1,131,216 shares (9)	4.70%

Castleton Investment Management L.P. (10)	2,260,000 shares (11)	9.08%

Zenith Petroleum Corporation (12)	1,908,356 shares	8.06%

(1)	Includes 3,005,000 shares of common stock and stock options that are exercisable into 245,000 shares of common stock.

(2)
Includes 187,000 shares of common stock and stock options that are exercisable into 245,000 shares of common stock, both held individually by John A. Brda.  Also includes 2,330,000 shares of common stock held by Brda & Company LLC.  Mr. Brda is the sole owner and Managing Director of this entity and has voting and investment authority over the shares held by it.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - continued

(3)
Includes securities held by WMDM Family, Ltd., including warrants that are exercisable into 900,000 shares of common stock and stock options that are exercisable into 1,500,000 shares of common stock.  The general partner and 1% owner of WMDM Family, Ltd. is a limited liability company of which Mr. McAndrew is the manager. He has voting and investment authority over the shares held by WMDM Family, Ltd.

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

(5)
Includes (a) 25,000 shares of common stock held individually by Dr. Barney; and (b) securities held by an entity that is wholly-owned by the Barney 2012 Children’s Trust, including 153,255 shares of common stock and a Series A Warrant that is exercisable into 20,000 shares of common stock.  Dr. Barney is a beneficiary of the Barney 2012 Children’s Trust and historically has had influence over decisions made by the trustee who has voting and investment authority over the shares held by the trust.

(6)	Includes 34,000 shares of common stock and warrants that are exercisable into 100,000 shares of common stock.

(7)	Address: 8449 Greenwood Drive, Niwot, Colorado, 80503.

(8)
Includes (a) securities held individually by Robert Kenneth Dulin, including 66,860 shares of common stock and warrants that are exercisable into 150,000 shares of common stock; (b) 209,500 shares of common stock held in trust for the benefit of immediate family members of Mr. Dulin; (c) securities held by Sawtooth Properties, LLLP (“Sawtooth”), including (i) 535,074 shares of common stock, (ii) warrants that are exercisable into 433,285 shares of common stock and (iii) promissory notes that are convertible into up to 162,857 shares of common stock; (d) securities held by another limited liability limited partnership (“LLLP2”), including (i) 125,000 shares of common stock, (ii) warrants that are exercisable into 133,000 shares of common stock and (iii) promissory notes that are convertible into up to 90,000 shares of common stock; and (e) securities held by a limited liability company (“LLC1”), including (i) 120,000 shares of common stock, (ii) warrants that are exercisable into 448,285 shares of common stock and (iii) promissory notes that are convertible into up to 162,857 shares of common stock.  Mr. Dulin is trustee/custodian of each of the trusts and/or accounts referenced in “(b)” above and has voting and investment authority over the shares held by them. Mr. Dulin is the Managing Partner of Sawtooth Properties, LLLP, the Managing Partner of LLLP2 and the Managing Member of LLC1, and he has voting and investment authority over the shares held by each entity.

(9)
Includes (i) 535,074 shares of common stock, (ii) warrants that are exercisable into 433,285 shares of common stock and (iii) a promissory note that, as of June 18, 2013, is convertible into up to 162,857 shares of common stock.  Robert Kenneth Dulin is the Managing Partner of Sawtooth Properties, LLLP.

(10)
Castleton Investment Management L.P. (“Shareholder”) beneficially owns these securities.  Castleton Investment Management GP Ltd. (“Castleton GP”) is the general partner of the Shareholder.  Castleton Investment Management LLC is the investment advisor to the Shareholder with respect to the securities.  The address for each of these entities is 2200 Atlantic Street, Suite 800, Stamford, CT 06902-6834.

(11)
Includes (a) 860,000 shares of common stock, and (b) warrants to purchase 1,400,000 shares of common stock.  Under the Warrant Agreement, the Shareholder’s ability to purchase the additional 1,400,000 shares of common stock is subject to a contractual restriction that limits the Shareholder’s ability to exercise the warrant to the extent that after giving effect to any such exercise it would beneficially own more than 9.99% of the outstanding common stock.

(12)	Address: 7790 E. Arapahoe Rd., #190, Centennial, Colorado 80112.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 4, 2014, Eunis L. Shockey loaned us $500,000 under a 30 day promissory note.  The promissory note accrues interest at an annual rate of 10%.  We did not make payment on the note on the December 4, 2014 maturity date, and are having ongoing discussions with Mr. Shockey on how to satisfy this obligation.

In December 2014, Robert Kenneth Dulin, a major shareholder, loaned us $100,000 under a promissory note.  The promissory note accrues interest at an annual rate of 12% and is due on April 30, 2015.  We also issued him 150,000 warrants in connection with the transaction.

In April 2015, Mr. Dulin advanced us $150,000 in connection with a proposed acquisition of net production in the Oregrande project.  We are still in the process of negotiating the terms of the acquisition with Mr. Dulin.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by Calvetti Ferguson, our independent registered public accountants, during the years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees(1)	$123,655	$73,830
Audit Related Fees(2)	0	0
Tax Fees(3)	13,825	3,298
All Other Fees	17,704	7560

Total Fees	$155,184	$84,688

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

Pre-Approval of Audit and Non-Audit Services

We did not have a standing audit committee of the board of directors until November, 2013. Therefore, for the fiscal years ended December 31, 2014 and 2013, all audit services, audit-related services,  as described above, were provided to us by Calvetti Ferguson based upon prior approval of the Board of Directors. Whitley Penn has been engaged for tax services for the year 2014 including preparation of 2013 tax returns.

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

10.2	Purchase and Sale Agreement between Torchlight Energy Inc. and Xtreme Oil and Gas Inc..effective April 1, 2013. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2013)*

10.3	Employment Agreement with John A. Brda (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.4	Amendment to Employment Agreement with John A. Brda (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2014.) *

10.5	Employment Agreement with Roger Wurtele (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.6	Amendment to Employment Agreement with Roger Wurtele (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2014.) *

10.7	Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.8	Amendment to Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 8-K filed with the SEC on October 15, 2013.) *

10.9	Second Amendment to Employment Agreement with Willard McAndrew III (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2014.) *

10.10	Development Agreement between Ring Energy, Inc. and Torchlight Energy Resources, Inc. (Incorporated by reference from Form 8-K filed with the SEC on October 22, 2013.) *

10.11	Coulter Limited Partnership Agreement dated January 10, 2012 (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.12	Promissory Note with Boeckman Well LLC dated May 1, 2013 and amendments thereto (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.13	12% Series A Secured Convertible Promissory Note (form of) (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.14	Securities Purchase Agreement (form of), January 2014 (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.15	Registration Rights Agreement (form of), January 2014 (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

14.1	Code of Ethics (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

ITEM 15. EXHIBITS - continued

21.1	Subsidiaries

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

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

99.1	Report of Netherland, Sewell & Associates, Inc. and Wright & Company, Inc.

99.2	Report of PeTech Enterprises, Inc.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definitions Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torchlight Energy Resources, Inc.

/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date:	April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Lapinski
Thomas Lapinski	Director and Chairman of the Board	April 15, 2015

/s/ John A. Brda
John A. Brda	Director, Chief Executive Officer and Secretary	April 15, 2015

/s/ Willard G. McAndrew III
Willard G. McAndrew III	Director and Chief Operating Officer	April 15, 2015

/s/ Roger N. Wurtele
Roger N. Wurtele	Chief Financial Officer	April 15, 2015

/s/ Wayne Turner
Wayne Turner	Director	April 15, 2015

/s/ Jerry D. Barney
Jerry D. Barney	Director	April 15, 2015

/s/ Edward J. Devereaux
Edward J. Devereaux	Director	April 15, 2015

/s/ Eunis L. Shockey
Eunis L. Shockey	Director	April 15, 2015