Form 10-Q
period 2015-03-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2015-05-15
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2015.

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

As of May 15, 2015, there were 23,478,441 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014, and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with the company's ability to obtain additional capital in the future to fund planned expansion, the demand for oil and natural gas, general economic factors, competition in the industry and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “Torchlight,” “our,” and similar terms include Torchlight Energy Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$12,088	$179,787
Accounts receivable	138,959	223,371
Production revenue receivable	370,951	210,435
Note receivable	515,908	515,748
Prepayments - development costs	13,145	20,602
Prepaid expenses	0	29,634
Total current assets	1,051,051	1,179,577

Investment in oil and gas properties, net	35,551,045	34,498,681
Office Equipment	51,872	55,150
Debt issuance costs, net	16,679	353,733
Other Assets	63,092	63,223

TOTAL ASSETS	$36,733,739	$36,150,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,947,110	$4,018,306
Accrued liabilities	251,500	240,000
Related party payables	90,000	90,000
Convertible promissory notes, (Series A and Series B), net of discount of
$563,631 at March 31, 2015 and $700,178 at December 31, 2014	12,123,467	7,417,420
Notes payable within one year	863,099	829,719
Due to working interest owners	72,796	73,439
Interest payable	535,730	383,741
Total current liabilities	19,883,702	13,052,625

Convertible promissory notes, (Series B), net of discount of $625,457 at December 31, 2014	-	3,944,043
Asset retirement obligation	37,058	35,951

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, par value $.001, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 75,000,000 shares authorized;	23,478	23,235
23,478,441 issued and outstanding at March 31, 2015
23,235,441 issued and outstanding at December 31, 2014
Additional paid-in capital	43,014,009	43,108,752
Warrants outstanding	7,640,320	7,636,320
Accumulated deficit	(33,864,828)	(31,650,561)
Total stockholders' equity	16,812,979	19,117,745

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,733,739	$36,150,364

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2015	March 31, 2014
Revenue
Oil and gas sales	$534,562	$642,970
SWD and royalties	56,696	39,165

Cost of revenue	(230,897)	(179,051)

Gross income	360,361	503,084

Operating expenses:
General and administrative expense	688,711	5,821,068
Depreciation, depletion and amortization	494,475	334,331
Total operating expenses	1,183,186	6,155,399

Other income (expense)
Interest income	-	50
Interest and accretion expense	(1,391,442)	(1,909,487)
Total other income (expense)	(1,391,442)	(1,909,437)

Net loss before taxes	(2,214,267)	(7,561,752)

Provision for income taxes	-	-

Net (loss)	$(2,214,267)	$(7,561,752)

Loss per share:
Basic and Diluted	$(0.12)	$(0.48)
Weighted average shares outstanding:
Basic and Diluted	18,378,669	15,741,749

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities
Net (loss)	$(2,214,267)	$(7,561,752)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	(97,000)	4,393,375
Accretion of convertible note discounts	1,099,058	1,605,025
Income - Cancellation of Debt	-	-
Impairment expense	-	-
Depreciation, depletion and amortization	494,475	334,331
Change in:
Accounts receivable	(16,646)	(199,937)
Note receivable	(160)	(129,820)
Production revenue receivable	(160,516)	-
Prepayment of development costs	7,457	-
Prepaid expenses	29,634	(44,679)
Other assets	131	298
Accounts payable and accrued liabilities	1,946,804	1,318,957
Due to working interest owners	(643)	(136,181)
Asset retirement obligation	1,107	534
Interest payable	151,989	(24,168)
Capitalized interest	(205,341)	-
Net cash provided by (used) in operating activities	1,036,082	(444,017)

Cash Flows From Investing Activities
Investment in oil and gas properties	(1,507,162)	(5,247,243)
Acquisition of office equipment	-	(15,849)
Proceeds from Sale of Leases	270,000	-
Net cash used in investing activities	(1,237,162)	(5,263,092)

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	5,570,291
Proceeds from warrant exercise	-	180,000
Proceeds from promissory notes	33,381	18,493
Repayment of promissory notes	-	-
Net cash provided by financing activities	33,381	5,768,784

Net increase (decrease) in cash	(167,699)	61,675
Cash - beginning of period	179,787	1,811,713

Cash - end of period	$12,088	$1,873,388

Supplemental disclosure of cash flow information:
Non cash transactions:
Common stock issued for services	$(94,500)	$7,375
Warrants issued for services	$4,000	$4,464,765
Reduction in accounts receivable for WI acquisition	$101,058	$-
Capitalized interest cost	$205,341	$-
Common stock issued in connection with promissory notes	$-	$981,825
Common stock issued in warrant exercises	$-	$180,000
Asset retirement obligation	$1,107	$-
Cash paid for interest	$323,248	$309,498

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

On November 23, 2010, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) between the major shareholders of PPS and the shareholders of Torchlight Energy, Inc. (“TEI”).  As a result of the transactions effected by the Exchange Agreement, at closing TEI became our wholly-owned subsidiary, and the business of TEI became our sole business.  TEI was incorporated under the laws of the State of Nevada in June 2010.  We are engaged in the acquisition, exploitation and/or development of oil and natural gas properties in the United States.  In addition to TEI, we also operate our business through our wholly-owned subsidiaries Torchlight Energy Operating, LLC, a Texas limited liability company and Hudspeth Oil Corporation, a Texas corporation.

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

At March 31, 2015, the Company had not yet achieved profitable operations. We had a net loss of approximately $15.8 million for the year ended December 31, 2014 and had accumulated losses of $33,864,828 since our inception to March 31, 2015, and expects to incur further losses in the development of our business.  Working Capital as of March 31, 2015 was negative $18,832,651 including the March 31, 2015 maturity of our Series A Secured Convertible Notes and Series B Unsecured Convertible Notes. The Company’s ability to continue as a going concern is dependent on its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Additionally, our default in payment of the Series A Notes triggered a cross-default provision in our 12% Series B Convertible Unsecured Promissory Notes (“Series B Notes”), and any holder of a Series B Note may declare any and all of the obligations under such note due and payable and/or exercise any other rights and remedies available to such holder under the terms and conditions of the Series B Notes.

The outstanding balance of the Series B Notes has been classified as a current liability in the accompanying financial statements to reflect the rights of the Series B Note holders to remedies due to the default, although no such action is being taken by the Series B Note Holders as of the date of this filing. The Company is actively pursuing alternatives to cure the default status of the Notes.

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

For assets and liabilities that require re-measurement to fair value the Company categorizes them in a three-level fair value hierarchy as follows:

·Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
·Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration.
·Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of March 31, 2015 and December 31, 2014 no valuation allowance was considered necessary.

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

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized.  During the periods ended March 31, 2015 and December 31, 2014 and 2013, the Company capitalized $205,341 and $371,116, respectively, of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption which is based on the un weighted arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs. The Company did not recognize impairment on its oil and gas properties during the periods ended March 31, 2015 and December 31, 2014. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur. Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place. Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.

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

Subsequent events – The Company evaluated subsequent events through May 15, 2015, the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

4. RELATED PARTY PAYABLES

As of March 31, 2015, related party payables consisted of accrued and unpaid compensation to two of our executive officers totaling $90,000. The related party payables at December 31, 2012 included $660,000 of accrued compensation due to our executive officers and directors. The officers forgave the $660,000 of related party debt during third quarter, 2013.

A Director and a principal shareholder have advanced funds to the Company as short term loans totaling $863,099 as of March 31, 2015.

5. COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of March 31, 2015, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

6. STOCKHOLDERS’ EQUITY

The Company has authorized 10,000,000 shares of preferred stock with par value of $.001. As of March 31, 2015 there were no issued and outstanding shares of preferred stock.

6. STOCKHOLDERS’ EQUITY - continued

During the three months ended March 31, 2015 the Company issued 243,000 shares of common stock as compensation for services, with total value of $93,500.

During the three months ended March 31, 2015, the Company vested 20,000 warrants as compensation for services, with a total value of $4,000.

A summary of stock options and warrants outstanding as of March 31, 2015 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2015	2016	2017	2018	2019	Total

$1.00	-	-	150,000	-	-	150,000
$1.75	705,000	1,135,714	-	-	-	1,840,714
$2.00	-	1,035,271	126,000	1,696,380	-	2,857,651
$2.09	-	-	-	2,800,000	-	2,800,000
$2.50	-	100,000	-	-		100,000
$2.82	-	-	-	38,174	-	38,174
$3.00	-	100,000	-	-	-	100,000
$4.50	-	-	-	-	700,000	700,000
$5.00	-	8,391	115,000	-	-	123,391
$6.00	-	-	-	577,501	330,341	907,842
$7.00	-	-	-	-	700,000	700,000
	705,000	2,379,376	391,000	5,112,055	1,730,341	10,317,772

At March 31, 2015 the Company had reserved 10,317,772 shares for future exercise of warrants.

Warrants issued in relation to the promissory notes issued (see note 9) were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued are as follows:

Risk-free interest rate	0.78%
Expected volatility of common stock	191% - 253%
Dividend yield	0.00%
Discount due to lack of marketability	20-30%
Expected life of warrant	3 years - 5 years

7. CAPITALIZED COSTS

The following table presents the capitalized costs of the Company as of March 31, 2015 and December 31, 2014:

	3/31/2015	12/31/2014

Evaluated costs subject to amortization	$27,451,860	$24,276,483
Unevaluated costs	12,520,599	14,152,415
Total capitalized costs	39,972,459	38,428,898
Less accumulated depreciation, depletion and amortization	(4,421,414)	(3,930,217)
Net capitalized costs	$35,551,045	$34,498,681

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

The Company had a net deferred tax asset related to federal net operating loss carry forwards at December 31, 2014 of $8,190,580 available to offset future taxable income.   The federal net operating loss carry forward will begin to expire in 2030.  Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carry forwards.  The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

9. PROMISSORY NOTES

On December 18, 2012, the Company exchanged $412,500 of outstanding convertible promissory notes for new 12% Series A Secured Convertible Promissory Notes (“Series A Notes”) described below.  The Series A Notes were issued as part of a larger offering with senior liens on the Company’s oil and gas properties.  In order to induce the holders of the previously outstanding convertible promissory notes to exchange such promissory notes and to relinquish their priority liens on the Company’s oil and gas properties in favor of all 12% Convertible Promissory Note Holders, the Company agreed to grant the note holders a total of 235,714 four year warrants to purchase common stock at $1.75 per share, valued at $240,428, and 235,714 four year warrants to purchase common stock at $2.00 per share, valued at $233,357.  The total of these warrants, $473,785, is reflected as debt issuance costs on the balance sheet as of December 31, 2012, as these costs relate to the larger offering of 12% Convertible Promissory Notes.

On December 18, 2012, the Company issued $690,000 of Series A Notes to new investors.  Together with the conversion described above, there was $1,102,500 of principal amount outstanding as of December 31, 2012.  The Series A Notes are due and payable on March 31, 2015 and provide for conversion into common stock at a price of $1.75 per share and include the issuance of 8,000 warrants for each $70,000 of principal amount purchase.  The warrants carry a five year term and have an exercise price of $2.00 per share.  They were valued at $137,340, which is reflected as a discount on the Series A Notes, to be amortized over the life of the debt under the effective interest method.  Since the conversion price on the Series A Notes was below the market price of the Company’s common stock on the date of issuance, this constitutes a beneficial conversion feature.  The amount is calculated as the difference between the market price of the common stock on the date of closing and the effective conversion price as adjusted by the discount for the warrants issued.  The amount of the beneficial conversion feature was $390,600, and is also reflected as a discount on the Series A Notes.  The fair value of the Convertible Promissory Notes is determined utilizing Level 2 measurements in the fair value hierarchy.

During the year ended December 31, 2013, the Company issued an additional $10,895,773 in principal value of Series A Notes.  Such notes carry the same terms as described above.  In connection therewith, the Company also issued a total of 1,308,082 five-year warrants to purchase common stock at an exercise price of $2.00 per share.  The value of the warrant shares was $1,917,158 and the amount recorded for the beneficial conversion feature was $5,770,654.  These amounts were recorded as a discount on the Series A Notes.  In addition, the Company engaged a placement agent to source investors for the majority of these additional notes.  This placement agent was paid a fee of 10% of the principal amount of the notes plus a non-accountable expense reimbursement of up to 2% of the principal raised by the agent.  The placement agent also received 552,057 warrants to purchase common shares at $2.00 per share for a period of three years, valued at $614,163.  All the amounts paid to the placement agent have been included in debt issuance costs and will be amortized into interest expense over the life of the Series A Notes.

The Series A Notes have a first priority lien on all of the assets of the Company.

The Series “A” Convertible Notes total outstanding principal balance of $8,117,598 plus interest, was due in full at their maturity date of March 31, 2015. As of the date of this filing, the interest due as of December 31, 2014 has been paid, however, the principal due at March 31, 2015 and interest accrued through March 31, 2015 are unpaid resulting in the Company being in default.

During the quarter ended June 30, 2014, the Company issued  $3,197,500 in principal value of 12% Series B Convertible Unsecured Promissory Notes. The Series B Notes are due and payable on June 30, 2017 and provide for conversion into common stock at a price of $4.50 per share and included the issuance of one warrant for each $22.50 of principal amount purchased.  The Company issued a total of 142,111 of these five-year warrants to purchase common stock at an exercise price of $6.00 per share.  The value of the warrant shares was $405,016 and the amount recorded for the beneficial conversion feature was $195,466.  These amounts were recorded as a discount on the Series B Notes.

During the quarter ended September 30, 2014, the Company issued an additional $1,372,000 in principal value of Series B Convertible Unsecured Promissory Notes. The Series B Notes are due and payable on June 30, 2017 and provide for conversion into common stock at a price of $4.50 per share and included the issuance of one warrant for each $22.50 of principal amount purchased.  The Company issued a total of 60,974 of these five-year warrants to purchase common stock at an exercise price of $6.00 per share.  The value of the warrant shares was $157,388 and the amount recorded for the beneficial conversion feature was $-0-.  These amounts were recorded as a discount on the Series B Notes.

Our default in payment of the Series A Notes triggered a cross-default provision in our 12% Series B Convertible Unsecured Promissory Notes (“Series B Notes”), and any holder of a Series B Note may declare any and all of the obligations under such note due and payable and/or exercise any other rights and remedies available to such holder under the terms and conditions of the Series B Notes.

As of the date of this filing, the Company has not made the interest payment due to Series B Note holders on March 31, 2015. The outstanding balance of the Series B Notes has been classified as a current liability in the accompanying financial statements to reflect the rights of the Series B Note holders to remedies due to the default, although no such action is being taken by the Series B Note Holders as of the date of this filing. The Company is actively pursuing alternatives to cure the default status of the Notes.

The Company is obligated on  short term notes payable to third parties totaling $863,099 as of March 31, 2015.  The total balance due includes a $103,419 note due on April 30, 2015 and $759,680 in two notes which were due in December, 2014. The terms of the notes that were due in December are in process of being extended at the date of this filing.

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through March 31, 2015:

Asset retirement obligation – December 31, 2012	$12,614
Estimated liabilities recorded	10,407
Accretion Expense	1,361
Asset retirement obligation – December 31, 2013	$24,382
Estimated liabilities recorded	7,789
Accretion Expense	3,780
Asset retirement obligation – December 31, 2014	$35,951
Estimated liabilities recorded	-
Accretion Expense	1,107
Asset retirement obligation – March 31, 2015	37,058

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

Stock Private Placement

On May 11, 2015, we completed the sale to five investors in a private offering of an aggregate 4,300,000 shares of our restricted common stock.  We received an aggregate consideration of $1,075,000 for the securities.  We did not pay any placement fees in connection with the sale of these securities.  We did not grant any registration rights to the purchasers in this offering.

Loan from Major Shareholder

On April 1, 2015, a major shareholder lent us $150,000 pursuant to a 12% promissory note due September 30, 2015, convertible at $0.25 per share.  In addition, the major shareholder received 150,000 warrants, with a term of three years at an exercise price of $0.50 per share.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements included herewith and our audited financial statements included with our Form 10-K for the year ended December 31, 2014.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment by our management.

We had no active operations prior to the inception of TEI on June 25, 2010 and had limited revenues prior to the year ended December 31, 2012.

Current Projects

As of March 31, 2015 the Company had interests in six oil and gas projects and one commercial Salt Water Disposal facility: the Marcelina Creek Field Development in Wilson County, Texas, the Coulter Field in Waller County, Texas, the Smokey Hills Prospect in McPherson County, Kansas, the Ring Energy Joint Venture in Southwest Kansas and the Hunton play in partnership with Husky Ventures in Central Oklahoma and the Orogrande Project in Hudspeth County, Texas.

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

Pursuant to the Coulter Agreement, we acquired a 34% working interest and a 25.5% net revenue interest from La Sal’s interest in the John Coulter #1-R for the purchase price of $350,000, which was to be applied to 100% of the costs of a fracture stimulation treatment on the well.  Under the agreement, we had options to purchase additional working interests up to a total of 45%.  We exercised the first option and purchased an additional 6% for $50,000, bringing our working interest to 40% and our net revenue interest to 30%.  Our option to purchase an additional 5% working interest can be exercised by the payment of $50,000 within 30 days of first commercial production from the well.  If commercial production is established, the net revenue split will be 80% to us and 20% to La Sal until net revenue totals $437,500, after which the net revenue will be split according to the interests in the well.  Expenses above the initial $350,000 will be split according to the working interests in the well.  Our total investment in the project, including fracture stimulation, subsequent testing, purchase of additional interests and capitalized interest, amounted to $710,139 as of March 31, 2015.

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

We have made the initial $3.1 million deposit and the first five well drilling program is completed. Drilling operations commenced in March, 2014. Seven wells have been drilled – three are producing, one can be converted to a salt water disposal well, one was not completed, and two were plugged and abandoned.  Based upon results from drilling, the participants elected to suspend further drilling and obtain seismic data to guide continuing development. The seismic data is being analyzed at the date of this filing.   As of March 31, 2015, the Company had invested approximately $5,150,000 in the Ring Joint Venture.  The Company believes this project is still considered to be in the testing phase.

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

Specifically, we were able to negotiate a 15% working interest in approximately 3,700 acres in the Cimarron Area of Logan County in May, 2013.  Leasing continued monthly which resulted in the total acreage in which the Company has an interest increasing to approximately 5,020 as of March 31, 2015 (Net undeveloped acres = 343). Our net cumulative investment through March 31, 2015 in undeveloped acres in the Cimarron AMI was $685,848.

The first well in the Cimarron AMI, the Boeckman #1-H well, was spud and was subsequently completed and fracture stimulated in July, 2013.   We acquired a working interest in the Boeckman #1-H well and subsequently sold part of our ownership in the Boeckman well for $990,000. We agreed to a preferential payout to the purchaser equal to 50% of his acquired interest.  The agreement was amended in the first quarter of 2014 to include our agreement to advance funds under a note receivable from the purchaser to be repaid from the purchaser’s revenue preference subsequent to October, 2014.  Revenue payable to the investor based on revenue to March 31, 2015 has been accrued in the accompanying financial statements.

In the third quarter of 2013, we acquired from a third party for stock, a 15.3% working interest in 5011+/- acres in the Chisolm Trail AMI with Husky Ventures Inc. as the operator. Leasing also continued monthly in this AMI increasing the total acreage in which the Company has an interest to approximately 15,300 as of March 31, 2015 (Net undeveloped acres = 2,165).  Our net cumulative investment through March 31, 2015 in undeveloped acres in the Chisholm Trail AMI was $4,187,339.

In the fourth quarter of 2013 we entered into our third Area of Mutual Interest (AMI) with Husky Ventures, the Viking Prospect.  This AMI covers four townships in size. We acquired a 25% interest in 3,945 acres in the Viking. We subsequently acquired an additional 5% in May, 2014.   Leasing is continuing monthly so that we had an interest in approximately 7,735 total acres in which the Company has an interest as of March 31, 2015. (Net undeveloped acres = 2,266) Husky drilled the first two wells in the AMI in second quarter, 2014.  Our net cumulative investment through March 31, 2015 in undeveloped acres in the Viking AMI was $1,286,645.

In January of 2014, we again elected to continue to expand in the Hunton Play with Husky Ventures.  We contracted for a 25% Working Interest in approximately 5,000 acres in the R4 AMI consisting of eight townships in South Central Oklahoma. We subsequently acquired an additional 5% in May, 2014.  Leasing is continuing monthly so that the Company had an interest in approximately 11,900 total acres as of March 31, 2015 (Net undeveloped acres = 3,586). Our cumulative investment through March 31, 2015 in the R4 AMI was $2,834,514.

In February of 2014, we acquired a 10% Working Interest in a well in the Prairie Grove AMI from a non-consenting third party who elected not to participate in the well.

In July of 2014, we elected to further expand in the Hunton Play with Husky Ventures.  We contracted for a 25% Working Interest in the T4 AMI.  There is an active ongoing leasing program in this AMI so that the total acres in which the Company has an interest at March 31, 2015 totals approximately 2,325 acres (Net undeveloped acres = 581). Our cumulative investment through March 31, 2015 in the T4 AMI was $949,530.

As of March 31, 2015, we are actively producing from twenty three wells including eleven in the Chisholm Trail, ten in Cimarron, one in Viking, and one in Prairie Grove. One well is completing in the Viking at March 31, 2015.

During February, 2015, the Company entered into an agreement with Husky Ventures Inc. to restructure the amounts due under Husky’s Joint Interest Billing (“JIB”) to the Company. During the fourth quarter, 2014, Husky presented a series of cash calls to the Company for participation in drilling projects in Oklahoma. The Company did not fund the prepayments requested.  However, as drilling began, Husky carried the Company’s share of development expenses on the JIB account. It was determined in the first quarter, 2015 that the Company would be unable to fund the requested prepayments and an agreement was reached to reverse the development cost charges on the JIB in exchange for Torchlight relinquishing any claims that it might have had for an interest in the fourteen wells covered by the agreement. The adjustments to account for the reversal were made effective December 31, 2014. No development cost, revenue, or operating expenses with respect to those wells was recorded in the records of the Company as of December 31, 2014 since the Company did not pay for any participation in those wells.

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

Salt Water Disposal Facility

As part of the Xtreme transaction we also acquired a 22.5% net royalty on a salt water disposal facility in Seminole, Oklahoma.  No value was placed on the facility due to operational uncertainty.  The facility which was newly commissioned in January 2013 is a state of the art disposal facility which can handle 20,000 barrels of produced and injected fluids per day.  Oil and gas wells produce large quantities of saltwater that must be trucked and disposed of at a cost to the producer. In addition to the royalty, we have a 24.65% Working Interest which was acquired from some investors that have turned over their working interest in lieu of paying their outstanding JIB Account Receivable due to Torchlight, plus the right to an additional working interest of 37.5% when the original investors in the facility receive a payout of their investment. This SWD facility is considered non-core and is being offered for sale.

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

Of the 172,000 acres, 40,154 were scheduled for renewal in December, 2014. As of March 31, 2015 the Company had not renewed the leases. The Company is in discussions regarding renewal at the date of this filing.

Prior to March 31, 2015, the Company had the obligation to begin drilling its first well in order to hold the acreage block. The well was permitted and spudded and drilling began by March 31 and development is in progress at the date of this filing.

Historical Results for the quarters ended March 31, 2015 and 2014:

Revenues and Cost of Revenues

For the quarter ended March 31, 2015, we had production revenue of $534,562 compared to $642,970 for the quarter ended March 31, 2014. Refer to the table of production and revenue history below.  Our cost of revenue, consisting of lease operating expenses and production taxes, was $230,897, and $179,051 for the quarters ended March 31, 2015 and 2014, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Marcelina	Q1 - 2014	3,888	-	$360,074	$-	$360,074
Oklahoma	Q1 - 2014	2,326	7,366	$233,686	$49,210	$282,896
Total Q1-2014		6,214	7,366	$593,760	$49,210	$642,970

Marcelina	Q2 - 2014	4,546	-	$368,937	$-	368,937
Oklahoma	Q2 - 2014	9,660	33,584	$899,709	$189,073	1,088,782
Kansas	Q2 - 2014	2,059	-	$172,316	$-	172,316
Total Q2-2014		16,265	33,584	$1,440,962	$189,073	$1,630,035

Marcelina	Q3 - 2014	3,189	-	$289,230	$-	$289,230
Oklahoma	Q3 - 2014	13,900	35,951	$1,346,858	$185,830	$1,532,688
Kansas	Q3 - 2014	1,257	-	$119,797	$-	$119,797
Total Q3-2014		18,346	35,951	$1,755,885	$185,830	$1,941,715

Marcelina	Q4 - 2014	2,768	-	$118,132	$-	$118,132
Oklahoma	Q4 - 2014	12,578	93,193	$663,053	$429,960	$1,093,013
Kansas	Q4 - 2014	744	-	$29,690	$-	$29,690
Total Q3-2014		16,090	93,193	810,875	429,960	1,240,835

Year Ended 12/31/14		56,915	170,094	$4,601,482	$854,073	$5,455,555

Marcelina	Q1 - 2015	2,425	-	$98,787	$-	$98,787
Oklahoma	Q1 - 2015	5,931	37,226	$277,574	$117,521	$395,095
Kansas	Q1 - 2015	979	-	$40,680	$-	$40,680
Total Q1-2015		9,335	37,226	417,041	117,521	534,562

We recorded depreciation, depletion, and amortization expense of $494,475 for the quarter ended March 31, 2015.

General and Administrative Expenses

Our general and administrative expenses for the quarters ended March 31, 2015 and 2014 were $688,711 and $5,821,068, respectively, a decrease of $5,132,357. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses.  The change in general and administrative expenses for the quarters ended March 31, 2015 compared to 2014 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$(4,490,375)
Increase(decrease) in capital funding expense	$(111,128)
Increase(decrease) in consulting expense	$168,802
Increase(decrease) in investor relations expense	$(324,626)
Increase(decrease) in travel expense	$(96,244)
Increase(decrease) in salaries and compensation	$(259,350)
Increase(decrease) in general corporate expenses	$(19,346)

Total Decrease in General and Administrative Expenses	$(5,132,267)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

At March 31, 2015, we had working capital of ($18,832,651), current assets of $1,051,051 consisting of cash, accounts receivable, notes receivable, and prepaid expenses and total assets of $36,733,739 consisting of current assets, investments in oil and gas properties, and other assets. As of March 31, 2015, we had current liabilities of $19,883,702, consisting of, accounts payable (principally for development costs), payables to related parties, notes payable, and accrued interest. The remaining balance of $8,117,598 Series A convertible notes payable (which matured on March 31, 2015) plus $4,569,500 Series B convertible notes payable less Series B debt discount of $563,631, are classified as current liabilities  which accounts for $12,123,467 of negative working capital at March 31, 2015. Stockholders’ equity was $16,812,979.

Cash flow provided by (used) in operating activities for the quarter ended March 31, 2015 was $1,036,082 compared to $(444,017) for the quarter ended March 31, 2014, an increase of $1,480,099. Cash flow provided by operating activities for the quarter ended March 31, 2015 can be primarily attributed to net losses from operations of $2,214,267 which consists primarily of $688,711 in general and administrative expenses, depreciation, depletion and amortization of $494,475, accretion of convertible note discounts of $1,099,058. Cash flow used in operating activities for the quarter ended March 31, 2014 can be primarily attributed to net losses from operations of $7,561,752, which consists primarily of $5,821,068 in general and administrative expenses ($4,393,375 of which are non-cash stock based compensation), depreciation, depletion, and amortization of $334,331, and accretion of convertible note discounts $1,605,025. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flow used in investing activities for the quarter ended March 31, 2015 was $1,237,162 compared to $5,263,092 for the quarter ended March 31, 2014.  Cash flow used in investing activities consists primarily of oil and gas investments in Oklahoma and Kansas properties during the quarter ended March 31, 2015.

Cash flow provided by financing activities for the quarter ended March 31, 2015 was $33,381 as compared to $5,768,784 for the quarter ended March 31, 2014.  Cash flow provided by financing activities consists primarily of proceeds from common stock issues and warrant exercises.  We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such we will require additional debt or equity financing to meet our plans and needs.  We face obstacles in continuing to attract new financing due to our history and current record of net losses and working capital deficits. All outstanding principal of our 12% Series A Secured Convertible Notes payable totaling $8,117,598 plus interest were due in full at their March 31, 2015 maturity. The Company is lacking the liquidity at the date of this filing to repay the Series A notes in full and is, therefore, in default. Our default in payment of the Series A Notes triggered a cross-default provision in our 12% Series B Convertible Unsecured Promissory Notes (“Series B Notes”), and any holder of a Series B Note may declare any and all of the obligations under such note due and payable and/or exercise any other rights and remedies available to such holder under the terms and conditions of the Series B Notes. The outstanding balance of the Series B Notes has been classified as a current liability in the accompanying financial statements to reflect the rights of the Series B Note holders to remedies due to the default, although no such action is being taken by the Series B Note Holders as of the date of this filing. Management is actively pursuing and is in negotiations to take steps needed to cure the default as of the date of this filing.  Despite our efforts, we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

We do not expect to pay cash dividends in the foreseeable future.

Commitments and Contingencies

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time.  As of March 31, 2015 and March 31, 2014, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

As of March 31, 2015 the Company had interests in six oil and gas projects and one commercial Salt Water Disposal facility: the Marcelina Creek Field Development in Wilson County, Texas, the Coulter Field in Waller County, Texas, the Smokey Hills Prospect in McPherson County, Kansas, the Ring Energy Joint Venture in Southwest Kansas and the Hunton play in partnership with Husky Ventures in Central Oklahoma and the Orogrande Project in Hudspeth County, Texas. See the description under “Current Projects” above under “Overview” for more information and disclosure regarding commitments and contingencies relating to these projects.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

ITEM 1.  LEGAL PROCEEDINGS

On February 16, 2012, we filed a lawsuit against Hockley Energy, Inc. and Frank O. Snortheim in the District Court of Harris County, Texas in connection with farmout agreements we entered into with Hockley Energy in November 2011.

The Company sued Hockley Energy and Snortheim for breach of contract, fraudulent inducement, prommissory estoppel pertaining to failure to perform two farmout agreements entered into on November 4, 2011, the first relating to the Marcelina Creek prospect and the second relating to the East Stockdale prospect.  Under the Marcelina Farmout, Hockley Energy had an obligation to fund $2,231,250.00 no later than November 18, 2011.  They didn’t perform as promised.  On February 23, 2015, the Company obtained a summary judgment against Hockley Energy in the amount of $16,400,000 in damages and $21,877.77 in attorney fees.  That judgment was severed on March 25, 2015, and will be available for execution on April 25, 2015.  It is doubtful, however, that any substantial portion of the judgment is recoverable from Hockley Energy.  The remaining claims against Snortheim have been set for trial the two-week period following June 22, 2015.  Snortheim does own assets that are likely executable, albeit not in an amount approaching the judgment, should there be recovery against him individually.  There are no counterclaims pending.  Management is open to settlement discussions.  Because there are no counterclaims, the possibility of an adverse outcome is remote.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March, 2015 the Company granted a third party a right to acquire 631,250 shares of its common stock at $.35 per share in connection with the granting of an extension to the Company for certain drilling obligations.  The securities were issued under the exemption from registration provided by Section 4(a) (2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities was issued to a single purchaser; (iii) there were no public solicitations; (iv) the purchaser represented that it was an accredited investor; (v) the investment intent of the purchaser; and (vi) the restriction on transferability of the securities issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As previously reported on Form 8-K, the maturity date for our issued and outstanding 12% Series A Secured Convertible Promissory Notes (“Series A Notes”) occurred on March 31, 2015, and we did not make any payment to these note holders of the principal and interest due thereunder.  This was an event of default under the terms and conditions of the Series A Notes, and the Agent for the Series A Note holders may exercise on behalf of such holders all rights and remedies available under the terms and conditions of the Series A Notes or applicable laws.  All obligations under the Series A Notes will bear interest at a default rate of 18% per annum until such time that they are paid in full.  The total principal amount outstanding on the Series A Notes is $8,117,598, exclusive of interest.

Additionally, our default in payment of the Series A Notes triggered a cross-default provision in our 12% Series B Convertible Unsecured Promissory Notes (“Series B Notes”), and any holder of a Series B Note may declare any and all of the obligations under such note due and payable and/or exercise any other rights and remedies available to such holder under the terms and conditions of the Series B Notes.  All obligations under the Series B Notes bear interest at a default rate of 16% per annum.  We have not made the interest payment due to Series B Note holders on March 31, 2015.  The total principal amount outstanding on the Series B Notes is $4,569,500, exclusive of interest.

The outstanding balance of the Series B Notes has been classified as a current liability in the accompanying financial statements to reflect the rights of the Series B Note holders to remedies due to the default, although no such action is being taken by the Series B Note Holders as of the date of this filing. The Company is actively pursuing alternatives to cure the default status of the Notes.

ITEM 6.  EXHIBITS

Exhibit No.	Description
2.1	Share Exchange Agreement dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010.) *

3.1	Articles of Incorporation. (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

3.2	Certificate of Amendment to Articles of Incorporation dated December 10, 2014.

3.3	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on January 12, 2011.) *

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

10.17	Purchase and Sale Agreement between Torchlight Energy, Inc. and Zenith Petroleum Corporation (Incorporated by reference from Form 8-K filed with the SEC on June 10, 2014) *

10.18	Securities Purchase Agreement with Castleton Commodities Opportunities Master Fund, L.P. (Incorporated by reference from Form 8-K filed with the SEC on August 20, 2014) *

ITEM 6.  EXHIBITS - continued

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

Torchlight Energy Resources, Inc.

Date: May 14, 2015	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: May 14, 2015	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer