Form 10-Q/A
period 2015-03-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2015-05-18
CIK 1431959

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

As of May 15, 2015, there were 27,778,441 shares of the registrant’s common stock outstanding (the only class of voting common stock).

1

 EXPLANATORY NOTE

Torchlight Energy Resources, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2015 (the “Original Report”) to correct a typographical error on the cover page of the Original Report which incorrectly stated the number shares of the registrant’s common stock outstanding as of May 15, 2015. Other than amending and restating the entire cover page, no changes are made to the Original Report.  This Amendment also includes current certifications as Exhibits 31.1, 31.2 and 32.1.

Except as expressly set forth above, the Original Report has not been amended, updated or otherwise modified.  This Amendment does not reflect events occurring after the filing of the Original Report or update those disclosures regarding events that occurred subsequent to the end of the fiscal quarter ended March 31, 2015.  All other information is unchanged and reflects the disclosures made at the time of the filing of the Original Report.

ITEM 6.  EXHIBITS

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

Torchlight Energy Resources, Inc.

Date: May 18, 2015	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: May 18, 2015	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer

2