Form 10-Q
period 2015-06-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2015-08-14
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2015.

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

As of August 11, 2015, there were 30,041,473 shares of the registrant’s common stock outstanding (the only class of common stock).

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

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$212,217	$179,787
Accounts receivable	85,117	223,371
Production revenue receivable	374,412	210,435
Note receivable	513,121	515,748
Prepayments - development costs	10,000	20,602
Prepaid expenses	-	29,634
Total current assets	1,194,867	1,179,577

Investment in oil and gas properties, net	15,492,413	34,498,681
Office equipment	48,594	55,150
Debt issuance costs, net	14,829	353,733
Other assets	87,161	63,223

TOTAL ASSETS	$16,837,864	$36,150,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,825,289	$4,018,306
Accrued liabilities	240,000	240,000
Related party payables	90,000	90,000
Convertible promissory notes (Series A), net of discount of
$700,178 at December 31, 2014	-	7,417,420
Notes payable within one year	937,729	829,719
Due to working interest owners	43,208	73,439
Interest payable	268,332	383,741
Total current liabilities	8,404,558	13,052,625

Convertible promissory notes (Series B), net of discount of $501,119 at June 30, 2015 and $625,457 at December 31, 2014	4,068,381	3,944,043
Asset retirement obligation	36,725	35,951

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, par value $.001, 10,000,000 shares authorized,
98,000 shares issued and outstanding	98	-
Common stock, par value $0.001 per share; 75,000,000 shares authorized;	29,852	23,235
29,852,149 issued and outstanding at March 31, 2015
23,235,441 issued and outstanding at December 31, 2014
Additional paid-in capital	55,823,309	43,108,752
Warrants outstanding	13,199,239	7,636,320
Accumulated deficit	(64,724,298)	(31,650,561)
Total stockholders' equity	4,328,200	19,117,745

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,837,864	$36,150,364

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue
Oil and gas sales	$508,265	$1,630,035	$1,042,827	$2,273,005
SWD and royalties	374	9,799	57,070	48,964

Cost of revenue	(279,646)	(397,184)	(510,544)	(576,235)

Gross income	228,993	1,242,650	589,353	1,745,734

Operating expenses:
General and administrative expense	8,207,314	1,318,179	8,896,025	7,139,247
Impairment expense	22,438,114	-	22,438,114	-
Depreciation, depletion and amortization	204,330	628,372	698,805	962,703
Total operating expenses	30,849,758	1,946,551	32,032,944	8,101,950

Other income (expense)
Other income	962	-	962	-
Interest income	(0)	6	(0)	56
Interest and accretion expense	(239,667)	(2,226,957)	(1,631,109)	(4,136,444)
Loss on sale	-	-	-	-
Total other income (expense)	(238,705)	(2,226,951)	(1,630,147)	(4,136,388)

Net loss before taxes	(30,859,470)	(2,930,852)	(33,073,738)	(10,492,604)

Provision for income taxes	-	-	-	-

Net (loss)	$(30,859,470)	$(2,930,852)	$(33,073,738)	$(10,492,604)

Loss per share:
Basic and Diluted	$(1.44)	$(0.68)	$(2.02)	$(0.61)
Weighted average shares outstanding:
Basic and Diluted	21,428,769	15,334,868	16,342,225	17,184,891

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	June 30, 2015	June 30, 2014
Cash Flows From Operating Activities
Net (loss)	$(33,073,738)	$(10,492,604)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	7,078,791	4,753,686
Accretion of convertible note discounts	1,163,091	3,158,850
Impairment expense	22,438,114	-
Depreciation, depletion and amortization	698,805	962,703
Change in:
Accounts receivable	49,392	85,677
Note receivable	2,627	(294,318)
Production revenue receivable	(163,977)	(777,989)
Prepayment of development costs	10,602	(824,383)
Prepaid expenses	29,634	(29,856)
Other assets	(23,938)	(515)
Accounts payable and accrued liabilities	3,165,044	2,408,948
Due to working interest owners	(30,231)	(52,046)
Asset retirement obligation	774	1,593
Interest payable	447,014	(22,900)
Capitalized interest	(395,738)	373,732
Net cash provided by (used) in operating activities	1,396,266	(749,422)

Cash Flows From Investing Activities
Investment in oil and gas properties	(4,618,743)	(10,789,519)
Acquisition of office equipment	-	(53,960)
Proceeds from Sale of Leases	951,918	-
Net cash used in investing activities	(3,666,825)	(10,843,479)

Cash Flows From Financing Activities
Proceeds from sale of common stock	1,300,000	7,220,291
Proceeds from sale of preferred stock	9,800,000	-
Repayment of convertible notes	(8,859,011)	-
Proceeds from warrant exercise	-	379,982
Proceeds from promissory notes	212,000	3,234,486
Repayment of promissory notes	(150,000)	-
Net cash provided by financing activities	2,302,989	10,834,759

Net increase (decrease) in cash	32,430	(758,142)
Cash - beginning of period	179,787	1,811,713

Cash - end of period	$212,217	$1,053,571

Supplemental disclosure of cash flow information:
Non cash transactions:
Common stock issued for services	$1,594,871	$168,577
Common stock issued for mineral interests	$26,400	$3,225,629
Warrants issued for services	$5,562,919	$4,663,865
Capitalized interest cost	$395,738	$-
Asset retirement obligation	$774	$-
Common stock issued in conversion of promissory notes	$-	$1,995,575
Warrants issued in connection with promissory notes	$-	$405,016
Beneficial conversion feature on promissory notes	$-	$195,466
Common stock issued in warrant exercises	$-	$380,000
Cash paid for interest	$931,011	$601,384

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

At June 30, 2015, the Company had not yet achieved profitable operations. We had a net loss of approximately $33.1 million for the six months ended June 30, 2015 and had accumulated losses of $64,724,298 since our inception to June 30, 2015, and expects to incur further losses in the development of our business.  Working Capital as of June 30, 2015 was negative $7,209,691. The Company’s ability to continue as a going concern is dependent on its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Planned Divestiture of Hunton Project

On April 8, 2015, management announced that they are seeking to divest certain of our Hunton assets located in Logan and Kingfisher Counties, Oklahoma.  Negotiations for a potential sale are ongoing at this time.

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

Basis of presentation—The financial statements are presented on a consolidated basis and include all of the accounts of Torchlight Energy Resources Inc. and its wholly owned subsidiaries, Torchlight Energy, Inc., Torchlight Energy Operating, LLC, and Hudspeth Oil Corporation. All significant intercompany balances and transactions have been eliminated.

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

Accounts receivable and Production revenue receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of June 30, 2015 and December 31, 2014 no valuation allowance was considered necessary.

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

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized.  During the periods ended June 30, 2015 and December 31, 2014, the Company capitalized $395,738 and $371,116, respectively, of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption which is based on the unweighted arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs. The Company recognized impairment of $22,438,114 on its oil and gas properties during the three months ended June 30, 2015. No impairment was recognized at December 31, 2014. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that an additional write-down could occur. Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place. Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.

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

Subsequent events – The Company evaluated subsequent events through August 14, 2015, the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

4. RELATED PARTY PAYABLES

As of June 30, 2015, related party payables consisted of accrued and unpaid compensation to two of our executive officers totaling $90,000.

5. COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of June 30, 2015, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

6. STOCKHOLDERS’ EQUITY

The Company has authorized 10,000,000 shares of preferred stock with par value of $.001.

On June 9, 2015, under a Securities Purchase Agreement, we sold to certain accredited investors an aggregate of $9,800,000 in shares of Series A Convertible Preferred Stock, amounting to a total of 98,000 shares of the Series A Convertible Preferred Stock at a purchase price of $100 per share.  The designations, preferences, limitations, restrictions and relative rights of the Series A Convertible Preferred Stock are as follows: (i) a stated value of $100 per share; (ii) mandatory conversion one year after issuance (provided no insolvency event has occurred and subject to the restriction described in the following clause “(iv)”), with each holder having the right to convert at its election any time before that; (iii) a conversion price of $1.15 per shares of common stock; (iv) until stockholder approval is obtained, holders may not convert (and there shall not be any mandatory conversion) if such conversion will result in such holder beneficially owning in excess of 19.9% of our common stock; (v) a dividend in an annual amount equal to 12% on the outstanding stated value of each share payable in common stock or cash at the holder’s election; (vi) each holder shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Convertible Preferred Stock could be converted; (vii) in the event of any voluntary or involuntary liquidation, dissolution or winding up, the holders will be entitled to be paid out of the assets available for distribution to our stockholders, before any payment is be made to the holders of common stock; and (viii) the holders will have the right to participate in up to 100%, in the aggregate, on a pro-rata basis, of any subsequent private placement offerings by us of our equity securities, on identical terms and conditions as set forth in such subsequent offering for so long as the holder owns the Series A Convertible Preferred Stock.

The preferred investors were provided 20% warrant coverage. A total of 1,704,346 warrants were issued with a five-year term and an exercise price of $1.40 per share of common stock. The warrants also provide that, until stockholder approval is obtained, holders may not exercise if such exercise will result in such holder beneficially owning in excess of 19.9% of our common stock.

At closing of the Securities Purchase Agreement, proceeds from the offering were used to pay off, in full, the holders of the 12% Series A Secured Convertible Promissory Notes (the “Senior Notes”), subject to the release of all liens and security interests.

During the three months ended June 30, 2015 the Company issued 1,412,458 shares of common stock as compensation for services, with a total value of $1,689,371.

During the three months ended June 30, 2015, the Company issued 4,931,250 shares of common stock for $1,300,000 in cash.

During the three months ended June 30, 2015, the Company issued 30,000 shares of common stock in connection with the modification of mineral leases for the extension of drilling obligations.

During the three months ended June 30, 2015, the Company issued 935,750 warrants as compensation for services with a total value of $1,186,919.

During the three months ended June 30, 2015, the Company issued 590,000 warrants in connection with short term loans having a total value of $180,500.

During the three months ended June 30, 2015, the Company issued 250,000 warrants in connection with the sale of a mineral interest having a total value of $72,500.

During the three months ended June 30, 2015, 75,000 warrants vested which were previously issued by the Company as compensation for services, with a total value of $30,750.

During the month of June, 2015, the Company issued, subject to shareholder approval, 3,975,000 stock options to employees valued at $4,088,250.

6. STOCKHOLDERS’ EQUITY - continued

A summary of stock options and warrants outstanding as of June 30, 2015 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2015	2016	2017	2018	2019	2020	Total
$0.50				800,000			800,000
$1.00	-	-	150,000	-	-		150,000
$1.40						1,704,346	1,704,346
$1.57						3,750,000	3,750,000
$1.75	705,000	1,135,714	-	-	-		1,840,714
$1.79						225,000	225,000
$1.80						850,000	850,000
$2.00	-	1,035,271	126,000	1,696,380	-		2,857,651
$2.09	-	-	-	2,800,000	-		2,800,000
$2.29				40,000			40,000
$2.50	-	100,000	-	-	85,750		185,750
$2.82	-	-	-	38,174	-		38,174
$3.00	-	100,000	-	-	-		100,000
$4.50	-	-	-	-	700,000		700,000
$5.00	-	8,391	190,000	-	-		198,391
$6.00	-	-	-	577,501	330,341		907,842
$7.00	-	-	-	-	700,000		700,000
	705,000	2,379,376	466,000	5,952,055	1,816,091	6,529,346	17,847,868

At June 30, 2015 the Company had reserved 17,847,868 common shares for future exercise of warrants plus 8,521,739 common shares for future conversion of issued preferred stock.

Warrants issued in relation to the promissory notes issued (see note 9) were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued are as follows:

Risk-free interest rate	0.78%
Expected volatility of common stock	191% - 253%
Dividend yield	0.00%
Discount due to lack of marketability	20-30%
Expected life of warrant	3 years - 5 years

7. CAPITALIZED COSTS

The following table presents the capitalized costs of the Company as of June 30, 2015 and December 31, 2014:

	6/30/2015	12/31/2014

Evaluated costs subject to amortization	$29,753,862	$24,276,483
Unevaluated costs	12,799,131	14,152,415
Impairment expense	(22,438,114)	-
Total capitalized costs	20,114,879	38,428,898
Less accumulated depreciation, depletion and amortization	(4,622,466)	(3,930,217)
Net capitalized costs	$15,492,413	$34,498,681

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

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $30,014,914 and $24,089,942 at June 30, 2015 and December 31, 2014, respectively.  The federal net operating loss carryforward will begin to expire in 2030.  Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards.  The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

9. PROMISSORY NOTES

Series “A” Convertible Promissory Notes

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

The Series A Notes had a first priority lien on all of the assets of the Company.

The Series “A” Convertible Notes total outstanding principal balance of $8,117,598 plus interest, was due in full at their maturity date of March 31, 2015.  On June 9, 2015, under a Securities Purchase Agreement, we sold to certain accredited investors an aggregate of $9,800,000 in shares of Series A Convertible Preferred Stock. Proceeds from the offering were used to pay off, in full, the holders of the 12% Series A Secured Convertible Promissory Notes (the “Senior Notes”), subject to the release of all liens and security interests.

9. PROMISSORY NOTES - continued

Series “B” Convertible Subordinated Promissory Notes

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

During the quarter ended September 30, 2014, the Company issued an additional $1,372,000 in principal value of Series B Convertible Unsecured Promissory Notes. The Series B Notes are due and payable on June 30, 2017 and provide for conversion into common stock at a price of $4.50 per share and included the issuance of one warrant for each $22.50 of principal amount purchased.  The Company issued a total of 60,974 of these five-year warrants to purchase common stock at an exercise price of $6.00 per share.  The value of the warrant shares was $157,388 and the amount recorded for the beneficial conversion feature was $-0-.  These amounts were recorded as a discount on the Series B Notes. The Company previously offered a reset of the conversion price downward to $1.00 to holders of the Series “B” Notes in exchange for a deferral of payment of accrued interest due on the Notes until December 31, 2015. Holders of notes totaling $2,000,000 of the total outstanding of $4,569,500 participated.

Notes Payable within one year

The Company is obligated on short term notes payable to third parties totaling $ 937,729 as of June 30, 2015.  The total balance due includes a $106,411 note due on April 30, 2015 (the parties are in discussions to extend the note with interest continuing to accrue), $245,515 which was due in December 2014 (but has been extended to December 31, 2015), $154,488 due September 30, 2015, and $431,315 due on December 31, 2015.

Notes payable to related parties included in the detail above total $692,214.

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through June 30, 2015:

Asset retirement obligation – December 31, 2013	$24,382
Estimated liabilities recorded	7,789
Accretion Expense	3,780
Asset retirement obligation – December 31, 2014	$35,951
Estimated liabilities recorded	-
Accretion Expense	1,107
Asset retirement obligation – March 31, 2015	$37,058
Estimated liabilities recorded	-
Accretion Expense	819
Removal of ARO for wells sold	(1,152)
Asset retirement obligation – June 30, 2015	$36,725

11. SUBSEQUENT EVENTS

In connection with the sale of the working interest in the Orogrande Project, 500,000 three year warrants to purchase common stock with an exercise price of $2.31 were issued on July 1, 2015. Of the 500,000 warrants, 250,000 are exercisable on September 30, 2015 and the remaining 250,000 are exercisable on December 31, 2015.

Loan from Shareholder

On August 6, 2015 a shareholder advanced $250,000 to be repaid within 30 days from the proceeds of the sale of the Hunton properties or proceeds of a funding event. If repayment extends beyond 30 days 12% interest will apply retroactively from August 6, 2015.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation of Financial Information

On November 23, 2010, the Share Exchange Agreement (the “Exchange Agreement” or “Transaction”) between Pole Perfect Studios, Inc. (“PPS”) and Torchlight Energy, Inc. (“TEI”) was entered into and closed, through which the former shareholders of TEI became shareholders of PPS. At closing, PPS abandoned its previous business. Consequently, as a result of the Transaction, the business of TEI became our sole business.  In addition to TEI, we also operate our business through our subsidiaries Torchlight Energy Operating, LLC and Hudspeth Oil Corporation.

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

Current Projects

As of June 30, 2015 the Company had interests in five oil and gas projects: the Marcelina Creek Field Development in Wilson County, Texas, the Coulter Field in Waller County, Texas, the Ring Energy Joint Venture in Southwest Kansas, the Hunton play in partnership with Husky Ventures in Central Oklahoma and the Orogrande Project in Hudspeth County, Texas.

Marcelina Creek Field Development.

On July 6, 2010, TEI entered into a participation agreement with Bayshore Operating Corporation, LLC (“Bayshore”), which is currently the holder of an oil, gas, and mineral lease covering approximately 1,045 acres in Wilson County, Texas, known as the Marcelina Creek Field Development.  The Participation Agreement provides for the drilling of four wells. Three of the obligation wells have been drilled.  The first three wells include a horizontal re-entry well known as the Johnson-1-H, a vertical well known as the Johnson #4, and a lateral well known as the Johnson #2-H.  These three wells are presently producing a total of approximately 80 BOPD.  The remaining well is to be a vertical development well at a location to be determined within the existing lease. Drilling is anticipated in 2015.

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

Pursuant to the Coulter Agreement, we acquired a 34% working interest and a 25.5% net revenue interest from La Sal’s interest in the John Coulter #1-R for the purchase price of $350,000, which was to be applied to 100% of the costs of a fracture stimulation treatment on the well.  Under the agreement, we had options to purchase additional working interests up to a total of 45%.  We exercised the first option and purchased an additional 6% for $50,000, bringing our working interest to 40% and our net revenue interest to 30%.  Our option to purchase an additional 5% working interest can be exercised by the payment of $50,000 within 30 days of first commercial production from the well.  If commercial production is established, the net revenue split will be 80% to us and 20% to La Sal until net revenue totals $437,500, after which the net revenue will be split according to the interests in the well.  Expenses above the initial $350,000 will be split according to the working interests in the well.  Our total investment in the project, including fracture stimulation, subsequent testing, purchase of additional interests and capitalized interest, amounted to $696,948 as of June 30, 2015.

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

The Smokey Hill project was sold in second quarter, 2015 for $65,000.

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

We have made the initial $3.1 million deposit and the first five well drilling program is completed. Drilling operations commenced in March, 2014. Seven wells have been drilled – three are producing, one can be converted to a salt water disposal well, one was not completed, and two were plugged and abandoned.  Based upon results from drilling, the participants elected to suspend further drilling and obtain seismic data to guide continuing development. The seismic data is being analyzed at the date of this filing.   As of June 30, 2015, the Company had invested approximately $5,325,000 in the Ring Joint Venture.  The Company believes this project is still considered to be in the testing phase.

Hunton Play, Central Oklahoma

The Xtreme transaction also included the acquisition of three Hunton wells, the Hancock, Robinson and Lenhart.  The Hancock and Robinson were producing wells but had small working interests of 1% and .25 of 1%, respectively.

Lenhart Well

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

Hunton Properties

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

Specifically, we were able to negotiate a 15% working interest in approximately 3,700 acres in the Cimarron Area of Logan County in May, 2013.  Leasing continued monthly which resulted in the total acreage in which the Company has an interest increasing to approximately 5,020 as of March 31, 2015 (Net undeveloped acres = 343). Our net cumulative investment through June 30, 2015 in undeveloped acres in the Cimarron AMI was $715,596

The first well in the Cimarron AMI, the Boeckman #1-H well, was spud and was subsequently completed and fracture stimulated in July, 2013.   We acquired a working interest in the Boeckman #1-H well and subsequently sold part of our ownership in the Boeckman well for $990,000. We agreed to a preferential payout to the purchaser equal to 50% of his acquired interest.  The agreement was amended in the first quarter of 2014 to include our agreement to advance funds under a note receivable from the purchaser to be repaid from the purchaser’s revenue preference subsequent to October, 2014.

In the third quarter of 2013, we acquired from a third party for stock, a 15.3% working interest in 5011+/- acres in the Chisolm Trail AMI with Husky Ventures Inc. as the operator. Leasing also continued monthly in this AMI increasing the total acreage in which the Company has an interest to approximately 15,300 as of June 30, 2015 (Net undeveloped acres = 2,165).  Our net cumulative investment through June 30, 2015 in undeveloped acres in the Chisholm Trail AMI was $4,429,248.

In the fourth quarter of 2013 we entered into our third Area of Mutual Interest (AMI) with Husky Ventures, the Viking Prospect.  This AMI covers four townships in size. We acquired a 25% interest in 3,945 acres in the Viking. We subsequently acquired an additional 5% in May, 2014.   Leasing is continuing monthly so that we had an interest in approximately 7,735 total acres in which the Company has an interest as of June 30, 2015. (Net undeveloped acres = 2,266) Husky drilled the first two wells in the AMI in second quarter, 2014.  Our net cumulative investment through June 30, 2015 in undeveloped acres in the Viking AMI was $1,326,663.

In January of 2014, we again elected to continue to expand in the Hunton Play with Husky Ventures.  We contracted for a 25% Working Interest in approximately 5,000 acres in the R4 AMI consisting of eight townships in South Central Oklahoma. We subsequently acquired an additional 5% in May, 2014.  Leasing is continuing monthly so that the Company had an interest in approximately 11,900 total acres as of June 30, 2015 (Net undeveloped acres = 3,586). Our cumulative investment through June 30, 2015 in the R4 AMI was $2,834,514.

In February of 2014, we acquired a 10% Working Interest in a well in the Prairie Grove AMI from a non-consenting third party who elected not to participate in the well. In July of 2014, we elected to further expand in the Hunton Play with Husky Ventures.  We contracted for a 25% Working Interest in the T4 AMI.  There is an active ongoing leasing program in this AMI so that the total acres in which the Company has an interest at June 30, 2015 totals approximately 2,325 acres (Net undeveloped acres = 581). Our cumulative investment through June 30, 2015 in the T4 AMI was $949,530.

On April 8, 2015, we announced that we are seeking to divest certain of our Hunton assets located in Logan and Kingfisher Counties, Oklahoma. Negotiations for a potential sale are ongoing at this time.

Salt Water Disposal Facility

As part of the Xtreme transaction we also acquired a 22.5% net royalty on a salt water disposal facility in Seminole, Oklahoma.  No value was placed on the facility due to operational uncertainty.  The facility which was newly commissioned in January 2013 is a state of the art disposal facility which can handle 20,000 barrels of produced and injected fluids per day.  Oil and gas wells produce large quantities of saltwater that must be trucked and disposed of at a cost to the producer. In addition to the royalty, we had a 24.65% Working Interest which was acquired from some investors that have turned over their working interest in lieu of paying their outstanding JIB Account Receivable due to Torchlight, plus the right to an additional working interest of 37.5% when the original investors in the facility receive a payout of their investment. The SWD facility was sold in the second quarter, 2015 for $300,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Greg McCabe. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which holds certain oil and gas assets, including a 100% working interest in 172,000 mostly contiguous acres in the Orogrande Basin in West Texas. This acreage is in the primary term under five-year leases that carry additional five-year extension provisions. As consideration, at closing we issued 868,750 shares of our common stock to Mr. McCabe and paid a total of $100,000 in geologic origination fees to third parties.  Additionally, Mr. McCabe will have an optional 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement.  Closing of the transactions contemplated by the Purchase Agreement occurred on September 23, 2014.

Of the 172,000 acres, 40,154 were scheduled for renewal in December, 2014.  The Company renewed the leases for the 40,154 acres during second quarter, 2015. Prior to March 31, 2015, the Company had the obligation to begin drilling its first well in order to hold the acreage block. The well was permitted and spudded and drilling began by March 31.

The Company finalized an agreement to sell a 5% working interest in the Orogrande acreage on June 30, 2015 with an effective date of April 1, 2015. Sale proceeds were $500,000 which were received in April, 2015. In addition, the Company issued 250,000 three year warrants with an exercise price of $.50 to the purchaser.

Historical Results for the six months ended June 30, 2015 and 2014:

Revenues and Cost of Revenues

For the six months ended June 30, 2015, we had production revenue of $1,042,827 compared to $2,273,005 for 2014.  Refer to the table of production and revenue included below for quarterly changes in revenue.  Our cost of revenue, consisting of lease operating expenses and production taxes, was $510,544, and $576,235 for the six months ended June 30, 2015 and 2014, respectively.

Results of operations for the six months ended June 30, 2015 includes Impairment expense of $22,438,114 to recognize the impact of industry conditions (decline in oil price of $46 per barrel for the year ended June 30) on the carrying value of the Investment in Oil and Gas Properties on the Company’s Balance Sheet. The Impairment expense is substantially attributable to the Hunton properties in Oklahoma.

Impairment was calculated in two steps. The Ceiling Test as of June 30, 2015 comparing PV10 value of reserves to cumulative costs of evaluated properties (those in production or in development) resulted in Impairment expense of $16,406,993. The $6,031,121 balance of Impairment expense represents the downward adjustment in cumulative costs of unevaluated properties  calculated by comparison of cumulative costs per books to fair value indicated by recent industry transactions.

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Marcelina	Q1 - 2014	3,888	0	$360,074	$-	$360,074
Oklahoma	Q1 - 2014	2,326	7,366	$233,686	$49,210	$282,896
Total Q1-2014		6,214	7,366	$593,760	$49,210	$642,970

Marcelina	Q2 - 2014	4,546	0	$368,937	$-	368,937
Oklahoma	Q2 - 2014	9,660	33,584	$899,709	$189,073	1,088,782
Kansas	Q2 - 2014	2,059	0	$172,316	$-	172,316
Total Q2-2014		16,265	33,584	$1,440,962	$189,073	$1,630,035

Marcelina	Q3 - 2014	3,189	0	$289,230	$-	$289,230
Oklahoma	Q3 - 2014	13,900	35,951	$1,346,858	$185,830	$1,532,688
Kansas	Q3 - 2014	1,257	0	$119,797	$-	$119,797
Total Q3-2014		18,346	35,951	$1,755,885	$185,830	$1,941,715

Marcelina	Q4 - 2014	2,768	0	$118,132	$-	$118,132
Oklahoma	Q4 - 2014	12,578	93,193	$663,053	$429,960	$1,093,013
Kansas	Q4 - 2014	744	0	$29,690	$-	$29,690
Total Q4-2014		16,090	93,193	810,875	429,960	1,240,835

Year Ended 12/31/14		56,915	170,094	$4,601,482	$854,073	$5,455,555

Marcelina	Q1 - 2015	2,425	0	$98,787	$-	$98,787
Oklahoma	Q1 - 2015	5,931	37,226	$277,574	$117,521	$395,095
Kansas	Q1 - 2015	979	0	$40,680	$-	$40,680
Total Q1-2015		9,335	37,226	417,041	117,521	534,562

Marcelina	Q2 - 2015	1,957	0	$101,291	$-	$101,291
Oklahoma	Q2 - 2015	5,495	32,348	$290,540	$97,374	$387,914
Kansas	Q2 - 2015	889	0	$19,060	$-	$19,060
Total Q2-2015		8,341	32,348	$410,891	$97,374	$508,265

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We recorded depreciation, depletion, and amortization expense of $698,805for the six months ended June 30, 2015.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2015 and 2014 were $8,896,025 and $7,139,247, respectively. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses.  The change in general and administrative expenses for the quarters ended June 30, 2015 compared to 2014 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$2,325,114
Increase(decrease) in capital funding expense	$(145,528)
Increase(decrease) in consulting expense	$274,820
Increase(decrease) in investor relations expense	$(499,361)
Increase(decrease) in travel expense	$(132,709)
Increase(decrease) in salaries and compensation	$(329,319)
Increase(decrease) in general corporate expenses	$263,761

Total Increase in General and Administrative Expenses	$1,756,778

Historical Results for the three months ended June 30, 2015 and 2014:

Revenues and Cost of Revenues

For the three months ended June 30, 2015, we had production revenue of $508,265 compared to $1,630,035 for the three months ended June 30, 2014. Refer to the table of production and revenue history above.  Our cost of revenue, consisting of lease operating expenses and production taxes, was $279,646, and $397,184 for the three months ended June 30, 2015 and 2014, respectively.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2015 and 2014 were $8,207,314 and $1,318,179, respectively. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses.  The change in general and administrative expenses for the three months ended June 30, 2015 compared to 2014 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$6,815,489
Increase(decrease) in capital funding expense	$(34,400)
Increase(decrease) in consulting expense	$106,019
Increase(decrease) in investor relations expense	$(174,736)
Increase(decrease) in travel expense	$(36,466)
Increase(decrease) in salaries and compensation	$(69,968)
Increase(decrease) in general corporate expenses	$283,197

Total Increase in General and Administrative Expenses	$6,889,135

Liquidity and Capital Resources

At June 30, 2015, we had working capital of ($7,209,691), current assets of $1,194,867 consisting of cash, accounts receivable, notes receivable, and prepaid expenses and total assets of $16,837,864 consisting of current assets, investments in oil and gas properties, and other assets. As of June 30, 2015, we had current liabilities of $8,404,558, consisting of, accounts payable (principally for development costs), payables to related parties, notes payable, and accrued interest. Stockholders’ equity was $4,328,200.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cash flow provided by (used) in operating activities for the six months ended June 30, 2015 was $1,396,266 compared to $(749,422) for the six months ended June 30, 2014, an increase of $2,145,688. Cash flow provided by operating activities for the six months ended June 30, 2015 can be primarily attributed to net losses from operations of $33,073,738 which consists primarily of $22,438,114 of impairment expense, $8,896,025 in general and administrative expenses ($7,078,791 of which is non-cash, stock based compensation), depreciation, depletion and amortization of $698,805, accretion of convertible note discounts of $1,163,091. Cash flow used in operating activities for the six months ended June 30, 2014 can be primarily attributed to net losses from operations of $10,492,604, which consists primarily of $7,139,247 in general and administrative expenses ($4,753,686 of which is non-cash stock based compensation), depreciation, depletion, and amortization of $962,703, and accretion of convertible note discounts $3,158,850. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flow used in investing activities for the six months ended June 30, 2015 was $3,666,825 compared to $10,843,479 for the six months ended June 30, 2014.  Cash flow used in investing activities consists primarily of oil and gas investments in properties during the six months ended June 30, 2015 and 2014.

Cash flow provided by financing activities for the six months ended June 30, 2015 was $2,302,989 as compared to $10,834,759 for the six months ended June 30, 2014.  Cash flow provided by financing activities consists primarily of proceeds from promissory notes, common stock issues, and warrant exercises.  We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

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

Commitments and Contingencies

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time.  As of June 30 2015 and June 30, 2014, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

As of June 30, 2015 the Company had interests in five oil and gas projects: the Marcelina Creek Field Development in Wilson County, Texas, the Coulter Field in Waller County, Texas, the Ring Energy Joint Venture in Southwest Kansas and the Hunton play in partnership with Husky Ventures in Central Oklahoma and the Orogrande Project in Hudspeth County, Texas. See the description under “Current Projects” above under “Overview” for more information and disclosure regarding commitments and contingencies relating to these projects.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

ITEM 1.  LEGAL PROCEEDINGS

On February 16, 2012, we filed a lawsuit against Hockley Energy, Inc. and Frank O. Snortheim in the District Court of Harris County, Texas in connection with farmout agreements we entered into with Hockley Energy in November 2011.  The Company sued Hockley Energy and Snortheim for breach of contract, fraudulent inducement, promissory estoppel pertaining to failure to perform two farmout agreements entered into on November 4, 2011, the first relating to the Marcelina Creek prospect and the second relating to the East Stockdale prospect.  Under the Marcelina Farmout, Hockley Energy had an obligation to fund $2,231,250.00 no later than November 18, 2011.  They did not perform as promised.  On February 23, 2015, the Company obtained a summary judgment against Hockley Energy in the amount of $16,400,000 in damages and $21,877.77 in attorney fees.  We are currently seeking to enforce the judgment, but it is doubtful that any substantial portion of the judgment is recoverable from Hockley Energy.  The remaining claims against Snortheim have been set for trial the two-week period beginning on October 19, 2015.  There are no counterclaims pending.  Management is open to settlement discussions.  Because there are no counterclaims, the possibility of an adverse outcome is remote.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2015, we issued a total of 1,412,458 shares of common stock to consultants as compensation for services.

In May 2015, an investor exercised a right to acquire 631,250 shares of common stock at $.35 per share, whereby we issued 631,250 shares of common stock to the investor for $225,000 in cash.

In June 2015, we issued 30,000 shares of common stock in connection with the modification of mineral leases for the extension of drilling obligations.

During the three months ended June 30, 2015, we issued a total of 935,750 warrants as compensation for services, including 85,750 five year warrant in April 2015 with an exercise price of $2.50 per share, and 850,000 five year warrants in June 2015 with an exercise price of $1.80 per share.

During the three months ended June 30, 2015, we issued a total of 670,000 warrants (of which 590,000 vested) in connection with short term loans, including 400,000 three year warrants in May 2015 with an exercise price of $0.50 per share, 120,000 three year warrants (of which 40,000 vested, see Item 5 “Other Information” below) in June 2015 with an exercise price of $2.29 per share, and 150,000 three year warrants in April 2015 with an exercise price of $0.50 per share.

In May 2015, we issued 250,000 three year warrants in connection with the sale of a mineral interest.  The warrants have an exercise price of $0.50 per share.

In June 2015, we granted a total of 7,950,000 stock option awards, including 7,500,000 stock options to executive officers with an exercise price of $1.57 per share and 450,000 stock options to employees with an exercise price of $1.79 per share.  The options were granted under our 2015 Stock Option Plan which plan was approved by the Board of Directors in June 2015 and will be presented for approval to our stockholders at the upcoming 2015 annual meeting.  The options have a term of five years.  The options will be subject to a two-year vesting schedule with one-half vesting immediately (subject to stockholders approving the 2015 Stock Option Plan), one-fourth vesting after one year of the grant date, and the remaining one-fourth vesting after the second year, provided however that the options will be subject to earlier vesting under certain events set forth in the 2015 Stock Option Plan, including without limitation a change in control.  Further, the options cannot be exercised prior to obtaining stockholder approval of the 2015 Stock Option Plan, and the options will be cancelled if stockholder approval is not obtained.

All of the above sales of securities described in this Item 2 were sold under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuances of securities did not involve a “public offering” based upon the following factors: (i) the issuances of securities were isolated private transactions; (ii) a limited number of securities were issued to a limited number of purchasers; (iii) there were no public solicitations; (iv) the investment intent of the purchasers; and (v) the restriction on transferability of the securities issued.

ITEM 5.  OTHER INFORMATION

On November 4, 2014, Eunis L. Shockey loaned us $500,000 under a 30-day promissory note.  The promissory note accrues interest at an annual rate of 10%.  We did not make payment on the note on the December 4, 2014 maturity date.  As consideration for defaulting on the note and for Mr. Shockey agreeing to extend the note, we issued 400,000 warrants to Mr. Shockey on May 4, 2015.  The warrants have a term of three years and an exercise price of $0.50 per share.  On May 14, 2015, we repaid $100,000 of the note, reducing the principal balance to $400,000.  On June 30, 2015, we issued 120,000 warrants to Mr. Shockey as consideration for agreeing to extend the promissory note to December 31, 2015. 40,000 of the warrants vested immediately with the remaining 80,000 warrants being unvested. The warrants have a term of three years and an exercise price of $2.29 per share.  Under the terms of the extension, if the note is not earlier prepaid, an additional 40,000 of the warrants vest on September 30, 2015 and the remaining 40,000 warrants vest on December 31, 2015.  In the event that a portion of the note is paid, then the number of warrants, which remain subject to vesting, will be reduced pro rata.  (The disclosure regarding these transactions found under the heading “Certain Relationships and Related Transactions” in our Definitive Proxy Statement filed with the SEC on August 6, 2015 inaccurately reflects the exercise price of the warrants issued on June 30, 2015.)

ITEM 6.  EXHIBITS

Exhibit No.	Description
2.1	Share Exchange Agreement dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010.) *

3.1	Articles of Incorporation. (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

3.2	Certificate of Amendment to Articles of Incorporation dated December 10, 2014. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2015.) *

3.3	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on January 12, 2011.) *

4.1	Certificate of Designation for Series A Convertible Preferred Stock (Incorporated by reference from Form 8-K filed with the SEC on June 9, 2015.) *

10.1
Agreement to Participate in Oil and Gas Development Joint Venture between Bayshore Operating Corporation, LLC and Torchlight Energy, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010) *

10.2	Purchase and Sale Agreement between Torchlight Energy, Inc. and Xtreme Oil and Gas, Inc. effective April 1, 2013. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2013.) *

10.3	Development Agreement between Ring Energy, Inc. and Torchlight Energy Resources, Inc. (Incorporated by reference from Form 8-K filed with the SEC on October 22, 2013.) *

10.4	Coulter Limited Partnership Agreement dated January 10, 2012 (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.5	Promissory Note with Boeckman Well LLC dated May 1, 2013 and amendments thereto (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.6	12% Series A Secured Convertible Promissory Note (form of) (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.7	Securities Purchase Agreement (form of), January 2014 (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.8	Registration Rights Agreement (form of), January 2014 (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.9
Purchase Agreement with Hudspeth Oil Corporation, McCabe Petroleum Corporation and Greg McCabe dated August 7, 2014 (Incorporated by reference from Form 10-Q/A filed with the SEC on October 21, 2014) *

10.10	Purchase and Sale Agreement between Torchlight Energy, Inc. and Zenith Petroleum Corporation (Incorporated by reference from Form 8-K filed with the SEC on June 10, 2014) *

10.11	Securities Purchase Agreement with Castleton Commodities Opportunities Master Fund, L.P. (Incorporated by reference from Form 8-K filed with the SEC on August 20, 2014) *

10.12	12% Series B Unsecured Convertible Promissory Note (form of)

10.13	Securities Purchase Agreement (for Series A Convertible Preferred Stock)

10.14	Employment Agreement (with John A. Brda) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.15	Employment Agreement (with Willard G. McAndrew) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.16	Employment Agreement (with Roger Wurtele) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.17	Loan documentation and warrants with Eunis L. Shockey

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

Torchlight Energy Resources, Inc.

Date: August 14, 2015	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: August 14, 2015	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer