Form 10-Q
period 2015-09-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2015-11-12
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2015.

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

As of November 9, 2015, there were 31,240,273 shares of the registrant’s common stock outstanding (the only class of common stock).

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

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$1,891,607	$179,787
Accounts receivable	85,534	223,371
Production revenue receivable	301,896	210,435
Note receivable	507,154	515,748
Prepayments - development costs	10,000	20,602
Prepaid expenses	-	29,634
Total current assets	2,796,191	1,179,577

Investment in oil and gas properties, net	14,224,686	34,498,681
Office equipment	46,448	55,150
Debt issuance costs, net	12,959	353,733
Other assets	123,222	63,223

TOTAL ASSETS	$17,203,505	$36,150,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,419,534	$4,018,306
Accrued liabilities	678,750	240,000
Related party payables	90,000	90,000
Convertible promissory notes, (Series A) net of discount of
$700,178 at December 31, 2014	-	7,417,420
Notes payable within one year	451,704	829,719
Due to working interest owners	37,348	73,439
Interest payable	258,000	383,741
Total current liabilities	5,935,336	13,052,625

Convertible promissory notes, (Series B) net of discount of $437,919 at September 30, 2015 and $625,457 at December 31, 2014	4,131,581	3,944,043
Asset retirement obligation	37,544	35,951

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, par value $.001, 10,000,000 shares authorized,
135,000 shares issued and outstanding	135	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized;	31,242	23,235
31,240,273 issued and outstanding at September 30, 2015
23,235,441 issued and outstanding at December 31, 2014
Additional paid-in capital	60,455,550	43,108,752
Warrants outstanding	14,719,039	7,636,320
Accumulated deficit	(68,106,920)	(31,650,561)
Total stockholders' equity	7,099,045	19,117,745

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,203,505	$36,150,364

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue
Oil and gas sales	$400,030	$1,941,715	$1,442,857	$4,214,720
SWD and royalties	415	12,305	57,485	61,269

Cost of revenue	(159,082)	(429,353)	(669,626)	(1,005,588)

Gross income	241,363	1,524,667	830,717	3,270,401

Operating expenses:
General and administrative expense	3,359,679	2,295,901	12,255,704	9,435,148
Impairment expense	-	-	22,438,114	-
Depreciation, depletion and amortization	203,348	777,016	902,153	1,739,719
Total operating expenses	3,563,027	3,072,917	35,595,971	11,174,867

Other income (expense)
Other income	-	-	(962)	-
Interest income	(0)	14	(0)	70
Interest and accretion expense	60,958	(1,266,099)	1,692,067	(5,402,543)
Loss on sale	-	-	-	-
Total other income (expense)	60,958	(1,266,085)	1,691,105	(5,402,473)

Net loss before taxes	(3,382,622)	(2,814,335)	(36,456,359)	(13,306,939)

Provision for income taxes	-	-	-	-

Net (loss)	$(3,382,622)	$(2,814,335)	$(36,456,359)	$(13,306,939)

Loss per share:
Basic and Diluted	$(0.16)	$(0.15)	$(2.23)	$(0.85)
Weighted average shares outstanding:
Basic and Diluted	21,533,966	18,231,409	16,349,023	15,687,540

 The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	September 30, 2015	September 30, 2014
Cash Flows From Operating Activities
Net (loss)	$(36,456,359)	$(13,306,939)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	9,382,259	5,834,186
Accretion of convertible note discounts	1,228,161	4,676,739
Impairment expense	22,438,114	-
Depreciation, depletion and amortization	902,153	1,739,719
Change in:
Accounts receivable	48,975	96,258
Note receivable	8,594	(294,318)
Production revenue receivable	(91,461)	(972,026)
Prepayment of development costs	10,602	(636,635)
Prepaid expenses	29,634	(15,231)
Debt issuance costs	-	(150,000)
Other assets	(59,999)	(4,471)
Accounts payable and accrued liabilities	1,198,036	2,706,835
Due to working interest owners	(36,092)	(217,934)
Asset retirement obligation	1,593	10,073
Interest payable	467,550	88,885
Capitalized interest	(577,576)	(260,096)
Net cash provided by (used) in operating activities	(1,505,816)	(704,955)

Cash Flows From Investing Activities
Investment in oil and gas properties	(4,369,187)	(16,363,979)
Acquisition of office equipment	(1,191)	(53,960)
Proceeds from sale of Leases	1,951,918	-
Net cash used in investing activities	(2,418,460)	(16,417,939)

Cash Flows From Financing Activities
Proceeds from sale of common stock	1,300,000	10,632,791
Proceeds from sale of preferred stock	13,500,000	-
Repayment of convertible notes	(8,859,011)	-
Proceeds from warrant exercise	-	706,782
Proceeds from promissory notes	412,000	4,623,195
Repayment of promissory notes	(716,893)	(90,258)
Net cash provided by financing activities	5,636,096	15,872,510

Net increase (decrease) in cash	1,711,820	(1,250,384)
Cash - beginning of period	179,787	1,811,713

Cash - end of period	$1,891,607	$561,329

Supplemental disclosure of cash flow information:
Non cash transactions:
Common stock issued for services	$783,668	$1,249,077
Common stock issued for mineral interests	$-	$5,136,879
Warrants issued for services	$1,080,000	$4,663,865
Common stock issued in conversion of promissory notes	$150,000	$2,185,535
Warrants issued in connection with promissory notes	$439,800	$562,354
Beneficial conversion feature on promissory notes	$-	$195,466
Common stock issued in warrant exercises	$-	$1,240,000
Cash paid for interest	$1,108,059	$855,703

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

On November 23, 2010, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) between the major shareholders of PPS and the shareholders of Torchlight Energy, Inc. (“TEI”).  As a result of the transactions effected by the Exchange Agreement, at closing TEI became our wholly-owned subsidiary, and the business of TEI became our sole business.  TEI was incorporated under the laws of the State of Nevada in June 2010.  We are engaged in the acquisition, exploitation and/or development of oil and natural gas properties in the United States.  In addition to TEI, we also operate our business through our wholly-owned subsidiaries Torchlight Energy Operating, LLC, a Texas limited liability company, and Hudspeth Oil Corporation, a Texas corporation.

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

At September 30, 2015, the Company had not yet achieved profitable operations. We had a net loss of approximately $36.5 million for the nine months ended September 30, 2015 and had accumulated losses of $68,106,920 since our inception to September 30, 2015, and expect to incur further losses in the development of our business.  Working Capital as of September 30, 2015 was negative $3,139,145. The Company’s ability to continue as a going concern is dependent on its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible; (3) participating in joint venture transactions with third parties; or (4) divestiture of certain assets of the Company.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Planned Divestiture of Hunton Project

On April 8, 2015, we announced that we are seeking to divest certain of our Hunton assets located in Logan and Kingfisher Counties, Oklahoma.

On October 14, 2015, Husky Ventures, (Husky) the operator of the Company’s properties in the Chisholm Trail AMI in Oklahoma, entered into an agreement to sell Husky’s Chisholm Trail working interests to Gastar Exploration Inc. with an expected closing date of November 30, 2015.

On November 5, 2015 Torchlight entered into an agreement with Husky Ventures to transfer its interests in Chisholm Trail assets to Husky in exchange for the cancellation of the Company’s entire liability to Husky on Joint Interest Billings in the approximate amount of $2.9 million. The agreement was executed with the intention of Husky including the Torchlight interests in producing properties and undeveloped acreage in Chisholm Trail as part of the Husky sale to Gastar. Torchlight will then participate in the proceeds of Husky’s sale to Gastar in accordance with the terms of Torchlight’s agreement with Husky.  Alternatively, if the Gastar transaction does not close, Torchlight and Husky will work to locate a different purchaser, and Torchlight will participate in the proceeds of any other sale of the Chisholm Trail assets if Husky effects such sale within one-year from October 31, 2015.  Regardless of whether Husky effects a sale to Gastar or any other party, the liability to Husky on Joint Interest Billings will remain extinguished, under the terms of Torchlight’s agreement with Husky.

The effective date of the transfer of the properties is to be July 1, 2015. For reporting purposes in this Form 10-Q for the quarter ended September 30, 2015 the July through September net revenue from the Chisholm Trail properties of approximately $90,000 is included in the accompanying Consolidated Statement of Operations. Upon closing, there will be an adjustment to the sale proceeds for the net revenue attributable to the period from July 1, 2015 through the actual closing date (including the $90,000) to reflect the revenue and lease operating expense cut off adjustment back to July 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. GOING CONCERN - continued

The projected total proceeds from the sale attributable to the Torchlight interests is approximately $4,600,000 from which the Company’s outstanding joint interest billing account payable of approximately $2.9 million will be paid in full to the operator with the remaining balance of the proceeds, estimated to be $1,400,000 after expenses in connection with the transaction, to be received by the Company in cash.

Gain on the sale will be recorded in the fourth quarter, 2015 to the extent that the net proceeds from the final sale closing exceed the book value of the Chisholm Trail wells and leases as adjusted by the impairment expense recorded as of June 30, 2015. The gain is estimated at approximately $600,000.

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

Accounts receivable and Production revenue receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of September 30, 2015 and December 31, 2014 no valuation allowance was considered necessary.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized.  During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company capitalized $577,576 and $371,116, respectively, of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption which is based on the unweighted arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs. The Company recognized impairment of $22,438,114 on its oil and gas properties during the three months ended June 30, 2015. No impairment was recognized at September 30, 2015 or at December 31, 2014. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that an additional write-down could occur. Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place. Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.

The determination of oil and gas reserves is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In particular, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Subsequent re-evaluation of reserves and cost estimates related to future development of proved oil and gas reserves could result in significant revisions toproved reserves.  Other issues, such as changes in regulatory requirements, technological advances, and other factors which are difficult to predict could also affect estimates of proved reserves in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Subsequent events – The Company evaluated subsequent events through November 9, 2015, the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

4. RELATED PARTY PAYABLES

As of September 30, 2015, related party payables consisted of accrued and unpaid compensation to two of our executive officers totaling $90,000.

5. COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of September 30, 2015, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

6. STOCKHOLDERS’ EQUITY

The Company has authorized 10,000,000 shares of preferred stock with par value of $.001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. STOCKHOLDERS’ EQUITY - continued

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

On September 9, 2015, at our Annual Meeting of Stockholders, stockholders approved authorizing holders of Series A Preferred to convert preferred stock and exercise warrants received in connection therewith into a number of shares of common stock that would result in the holder beneficially owning in excess of 19.99% of our common stock.

On September 28, 2015, we sold a total of 37,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred”) to certain investors at a purchase price of $100 per share for total consideration of $3,700,000 (the designation for the Series B Preferred is described below). Under the terms of the sale, we provided each investor 50% warrant coverage and accordingly issued the investors a total of 911,330 five-year warrants to purchase shares of our common stock at an exercise price of $2.23 per share. The warrants provide that holders may not exercise the warrant if such exercise will result in such holder beneficially owning in excess of 4.99% of our common stock. Additionally, under the terms of the transaction, we provided the investors registration rights under which a registration statement covering the shares of common stock underlying the Series B Preferred and warrants is to be filed within 30 days of closing.

This sale of Series B Preferred was effected through a Securities Purchase Agreement which was amended on September 23, 2015.  Under the amendment, the investors were provided the registration rights described above, the conversion price of the Series B Preferred was $2.03, the exercise price of the warrants was $2.23, and a blocker provision was added to the warrants whereby holders may not exercise if such exercise will result in the holder owning in excess of 4.99% of our common stock.

We filed the Certificate of Designation for the Series B Preferred with the Secretary of State of Nevada on September 25, 2015. The designations, preferences, limitations, restrictions and relative rights of the Series B Preferred are as follows: (i) a stated value of $100 per share; (ii) mandatory conversion one year after issuance, with each holder having the right to convert at its election any time before that; (iii) a conversion price of $2.03 per shares of common stock; (iv) a dividend in an annual amount equal to 12% on the outstanding stated value of each share payable in common stock or cash at the holder’s election; (v) each holder shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of Series B Preferred could be converted; and (vi) in the event of any voluntary or involuntary liquidation, dissolution or winding up, the holders will be entitled to be paid out of the assets available for distribution to our stockholders, before any payment is made to the holders of common stock, but after the payment to the holders of Series A Convertible Preferred Stock.

The proceeds from the offering were used to reduce outstanding accounts payable and short term notes payable balances.

During the three months ended September 30, 2015 the Company issued 468,734 shares of common stock as compensation for services, with a total value of $783.668.

During the three months ended September 30, 2015 the Company issued 319,390 shares of common stock in payment of dividends payable on Series A Convertible Preferred Stock due on September 30, 2015. The total dividend value was $536.527. The dividend was payable in common stock with the number of shares determined by dividing the dividend payable amount by the conversion price on the preferred of $1.15. The dividend value was increased by $169.227 for accounting purposes to reflect the difference between the closing price of the common stock on September 30 of $1.68 and the $1.15 per share used to compute the number of shares required to pay the preferred dividend at September 30, 2015.

During the three months ended September 30, 2015 the Company issued 600,000 shares of common stock in conversion of a short term note payable, with a total value of $150,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. STOCKHOLDERS’ EQUITY - continued

During the three months ended September 30, 2015, the Company issued 750,000 warrants as compensation for services with a total value of $1,080,000.

During the three months ended September 30, 2015, the Company issued 390,000 warrants in connection with short term loans having a total value of $439.800.

A summary of stock options and warrants outstanding as of September 30, 2015 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2015	2016	2017	2018	2019	2020	Total

$0.50				800,000			800,000
$1.00	-	-	150,000	-	-		150,000
$1.40						1,704,346	1,704,346
$1.57						3,750,000	3,750,000
$1.73				100,000			100,000
$1.75	705,000	1,135,714	-	-	-		1,840,714
$1.79						225,000	225,000
$1.80						850,000	850,000
$2.00	-	1,035,271	126,000	1,696,380	-		2,857,651
$2.03				750,000			750,000
$2.09	-	-	-	2,800,000	-		2,800,000
$2.23						911,330	911,330
$2.29				80,000			80,000
$2.31				250,000			250,000
$2.50	-	100,000	-	-	85,750		185,750
$2.82	-	-	-	38,174	-		38,174
$3.00	-	100,000	-	-	-		100,000
$4.50	-	-	-	-	700,000		700,000
$5.00	-	8,391	190,000	-	-		198,391
$6.00	-	-	-	577,501	330,341		907,842
$7.00	-	-	-	-	700,000		700,000
	705,000	2,379,376	466,000	7,092,055	1,816,091	7,440,676	19,899,198

At September 30, 2015 the Company had reserved 19,899,198 common shares for future exercise of warrants plus 8,521,739 common shares for future conversion of issued preferred stock.

Warrants issued in relation to the promissory notes issued (see note 9) were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued are as follows:

Risk-free interest rate	0.78%
Expected volatility of common stock	175% - 253%
Dividend yield	0.00%
Discount due to lack of marketability	20-30%
Expected life of warrant	3 years - 5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. CAPITALIZED COSTS

The following table presents the capitalized costs of the Company as of September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014

Evaluated costs subject to amortization	$29,719,312	$24,276,483
Unevaluated costs	11,765,963	14,152,415
Impairment expense	(22,438,114)	-
Total capitalized costs	19,047,161	38,428,898
Less accumulated depreciation, depletion and amortization	(4,822,475)	(3,930,217)
Net capitalized costs	$14,224,686	$34,498,681

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

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $31,095,266 and $24,089,942 at September 30, 2015 and December 31, 2014, respectively.  The federal net operating loss carryforward will begin to expire in 2030.  Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards.  The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

9. PROMISSORY NOTES

Series “A” Convertible Promissory Notes

The 12% Series “A” Secured Convertible Promissory  Notes total outstanding principal balance of $8,117,598 plus interest, was due in full at their maturity date of March 31, 2015.  On June 9, 2015, under a Securities Purchase Agreement, we sold to certain accredited investors an aggregate of $9,800,000 in shares of Series A Convertible Preferred Stock. Proceeds from the offering were used to pay off, in full, the holders of the 12% Series A Secured Convertible Promissory Notes (the “Senior Notes”), and all liens and security interests previously held by the Series “A” Convertible Note Holders were released.

Series “B” Convertible Subordinated Promissory Notes

During the quarter ended June 30, 2014, the Company issued $3,197,500 in principal value of 12% Series B Convertible Unsecured Promissory Notes. The Series B Notes due and payable on June 30, 2017, provide for conversion into common stock at a price of $4.50 per share and included the issuance of one warrant for each $22.50 of principal amount purchased.  The Company issued a total of 142,111 of these five-year warrants to purchase common stock at an exercise price of $6.00 per share.  The value of the warrant shares was $405,016 and the amount recorded for the beneficial conversion feature was $195,466.  These amounts were recorded as a discount on the Series B Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. PROMISSORY NOTES - continued

During the quarter ended September 30, 2014, the Company issued an additional $1,372,000 in principal value of Series B Convertible Unsecured Promissory Notes. The Series B Notes due and payable on June 30, 2017, provide for conversion into common stock at a price of $4.50 per share and included the issuance of one warrant for each $22.50 of principal amount purchased.  The Company issued a total of 60,974 of these five-year warrants to purchase common stock at an exercise price of $6.00 per share.  The value of the warrant shares was $157,388 and the amount recorded for the beneficial conversion feature was $-0-.  These amounts were recorded as a discount on the Series B Notes. The Company previously offered a reset of the conversion price downward to $1.00 to holders of the Series “B” Notes in exchange for a deferral of payment of accrued interest due on the Notes until December 31, 2015. Holders of notes totaling $2,000,000 of the total outstanding of $4,569,500 participated.

Notes Payable within one year

The Company is obligated on short term notes payable to third parties totaling $451,704 as of September 30, 2015.  The total of the balances will be payable on December 31, 2015.

Notes payable to related parties included in the detail above total $200,000.

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through September 30, 2015:

Asset retirement obligation – December 31, 2013	$24,382
Estimated liabilities recorded	7,789
Accretion Expense	3,780
Asset retirement obligation – December 31, 2014	$35,951
Estimated liabilities recorded	-
Accretion Expense	1,107
Asset retirement obligation – March 31, 2015	$37,058
Estimated liabilities recorded	-
Accretion Expense	819
Removal of ARO for wells sold	(1,152)
Asset retirement obligation – June 30, 2015	$36,725
Estimated liabilities recorded	-
Accretion Expense	819
Removal of ARO for wells sold	-
Asset retirement obligation – September 30, 2015	$37,544

11. SUBSEQUENT EVENTS

On October 14, 2015, Husky Ventures, (Husky) the operator of the Company’s properties in the Chisholm Trail AMI in Oklahoma, entered into an agreement to sell Husky’s Chisholm Trail working interests to Gastar Exploration Inc. with an expected closing date of November 30, 2015.

On November 5, 2015 Torchlight entered into an agreement with Husky Ventures to transfer its interests in Chisholm Trail assets to Husky in exchange for the cancellation of the Company’s entire liability to Husky on Joint Interest Billings in the approximate amount of $2.9 million. The agreement was executed with the intention of Husky including the Torchlight interests in producing properties and undeveloped acreage in Chisholm Trail as part of the Husky sale to Gastar. Torchlight will then participate in the proceeds of Husky’s sale to Gastar in accordance with the terms of Torchlight’s agreement with Husky.  Alternatively, if the Gastar transaction does not close, Torchlight and Husky will work to locate a different purchaser, and Torchlight will participate in the proceeds of any other sale of the Chisholm Trail assets if Husky effects such sale within one-year from October 31, 2015.  Regardless of whether Husky effects a sale to Gastar or any other party, the liability to Husky on Joint Interest Billings will remain extinguished, under the terms of Torchlight’s agreement with Husky.

The effective date of the transfer of the properties is to be July 1, 2015. For reporting purposes in this Form 10-Q for the quarter ended September 30, 2015 the July through September net revenue from the Chisholm Trail properties of approximately $90,000 is included in the accompanying Consolidated Statement of Operations. Upon closing, there will be an adjustment to the sale proceeds for the net revenue attributable to the period from July 1, 2015 through the actual closing date (including the $90,000) to reflect the revenue and lease operating expense cut off adjustment back to July 1.

The projected total proceeds from the sale attributable to the Torchlight interests is approximately $4,600,000 from which the Company’s outstanding joint interest billing account payable of approximately $2.9 million will be paid in full to the operator with the remaining balance of the proceeds, estimated to be $1,400,000 after expenses in connection with the transaction, to be received by the Company in cash.

Gain on the sale will be recorded in the fourth quarter, 2015 to the extent that the net proceeds from the final sale closing exceed the book value of the Chisholm Trail wells and leases as adjusted by the impairment expense recorded as of June 30, 2015. The gain is estimated at approximately $600,000.

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

Current Projects

As of September 30, 2015 the Company had interests in five oil and gas projects: the Marcelina Creek Field Development in Wilson County, Texas, the Coulter Field in Waller County, Texas, the Ring Energy Joint Venture in Southwest Kansas, the Hunton play in partnership with Husky Ventures in Central Oklahoma and the Orogrande Project in Hudspeth County, Texas.

Marcelina Creek Field Development.

On July 6, 2010, TEI entered into a participation agreement with Bayshore Operating Corporation, LLC (“Bayshore”), which is currently the holder of an oil, gas, and mineral lease covering approximately 1,045 acres in Wilson County, Texas, known as the Marcelina Creek Field Development.  The Participation Agreement provides for the drilling of four wells. Three of the obligation wells have been drilled.  The first three wells include a horizontal re-entry well known as the Johnson-1-H, a vertical well known as the Johnson #4, and a lateral well known as the Johnson #2-H.  These three wells are presently producing a total of approximately 60 BOPD.  The remaining well is to be a vertical development well at a location to be determined within the existing lease. Drilling is anticipated in 2015.

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

Our total investment in the project, including fracture stimulation, subsequent testing, purchase of additional interests and capitalized interest, amounted to $696,948 as of September 30, 2015.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We have made the initial $3.1 million deposit and the first five well drilling program is completed. Drilling operations commenced in March, 2014. Seven wells have been drilled – three are producing, one can be converted to a salt water disposal well, one was not completed, and two were plugged and abandoned.  Based upon results from drilling, the participants elected to suspend further drilling and obtain seismic data to guide continuing development. The seismic data is being analyzed at the date of this filing.   As of September 30, 2015, the Company had invested approximately $5,359,000 in the Ring Joint Venture.  The Company believes this project is still considered to be in the testing phase.

Hunton Play, Central Oklahoma

During the second quarter of 2013, Torchlight entered into an agreement with Husky Ventures to participate in the drilling of wells to the Hunton Formation in central Oklahoma. We continued to expand this relationship with Husky Ventures on a monthly basis as we expand our lease acreage in the contracted Areas of Mutual Interest (AMI’s). The transaction wherein the Company acquired Hunton properties from Xtreme Oil and Gas Inco included the acquisition of three Hunton wells, the Hancock, Robinson and Lenhart.  The Hancock and Robinson were producing wells but had small working interests of 1% and .25 of 1%, respectively.

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

Specifically, we were able to negotiate a 15% working interest in approximately 3,700 acres in the Cimarron Area of Logan County in May, 2013.  Leasing continued monthly which resulted in the total acreage in which the Company has an interest increasing to approximately 5,200 as of September 30, 2015 (Net undeveloped acres = 160). Our net cumulative investment through September 30, 2015 in undeveloped acres in the Cimarron AMI was $733,723.

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

In the third quarter of 2013, we acquired from a third party for stock, a 15.3% working interest in 5011+/- acres in the Chisolm Trail AMI with Husky Ventures Inc. as the operator. Leasing also continued monthly in this AMI increasing the total acreage in which the Company has an interest to approximately 11,300 as of September 30, 2015 (Net undeveloped acres = 1,700).  Our net cumulative investment through September 30, 2015 in undeveloped acres in the Chisholm Trail AMI was $4,391,160.

In the fourth quarter of 2013 we entered into our third Area of Mutual Interest (AMI) with Husky Ventures, the Viking Prospect.  This AMI covers four townships in size. We acquired a 25% interest in 3,945 acres in the Viking. We subsequently acquired an additional 5% in May, 2014.   Leasing is continuing monthly so that we had an interest in approximately 8,800 total acres in which the Company has an interest as of September 30, 2015. (Net undeveloped acres = 2,600) Husky drilled the first two wells in the AMI in second quarter, 2014.  Our net cumulative investment through September 30, 2015 in undeveloped acres in the Viking AMI was $1,358,254.

In January of 2014, we again elected to continue to expand in the Hunton Play with Husky Ventures.  We contracted for a 25% Working Interest in approximately 5,000 acres in the R4 AMI consisting of eight townships in South Central Oklahoma. We subsequently acquired an additional 5% in May, 2014.  Leasing is continuing monthly so that the Company had an interest in approximately 11,600 total acres as of September 30, 2015 (Net undeveloped acres = 3,500). Our cumulative investment through September 30, 2015 in the R4 AMI was $2,834,514.

In February of 2014, we acquired a 10% Working Interest in a well in the Prairie Grove AMI from a non-consenting third party who elected not to participate in the well.

In July of 2014, we elected to further expand in the Hunton Play with Husky Ventures.  We contracted for a 25% Working Interest in the T4 AMI.  There is an active ongoing leasing program in this AMI so that the total acres in which the Company has an interest at September 30, 2015 totals approximately 4,300 acres (Net undeveloped acres = 1.100). Our cumulative investment through September 30, 2015 in the T4 AMI was $949,530.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

On October 14, 2015, Husky Ventures, (Husky) the operator of the Company’s properties in the Chisholm Trail AMI in Oklahoma, entered into an agreement to sell Husky’s Chisholm Trail working interests to Gastar Exploration Inc. with an expected closing date of November 30, 2015.

On November 5, 2015 Torchlight entered into an agreement with Husky Ventures to transfer its interests in Chisholm Trail assets to Husky in exchange for the cancellation of the Company’s entire liability to Husky on Joint Interest Billings in the approximate amount of $2.9 million. The agreement was executed with the intention of Husky including the Torchlight interests in producing properties and undeveloped acreage in Chisholm Trail as part of the Husky sale to Gastar. Torchlight will then participate in the proceeds of Husky’s sale to Gastar in accordance with the terms of Torchlight’s agreement with Husky.  Alternatively, if the Gastar transaction does not close, Torchlight and Husky will work to locate a different purchaser, and Torchlight will participate in the proceeds of any other sale of the Chisholm Trail assets if Husky effects such sale within one-year from October 31, 2015.  Regardless of whether Husky effects a sale to Gastar or any other party, the liability to Husky on Joint Interest Billings will remain extinguished, under the terms of Torchlight’s agreement with Husky.

The effective date of the transfer of the properties is to be July 1, 2015. For reporting purposes in this Form 10-Q for the quarter ended September 30, 2015 the July through September net revenue from the Chisholm Trail properties of approximately $90,000 is included in the accompanying Consolidated Statement of Operations. Upon closing, there will be an adjustment to the sale proceeds for the net revenue attributable to the period from July 1, 2015 through the actual closing date (including the $90,000) to reflect the revenue and lease operating expense cut off adjustment back to July 1.

The projected total proceeds from the sale attributable to the Torchlight interests is approximately $4,600,000 from which the Company’s outstanding joint interest billing account payable of approximately $2.9 million will be paid in full to the operator with the remaining balance of the proceeds, estimated to be $1,400,000 after expenses in connection with the transaction, to be received by the Company in cash.

Gain on the sale will be recorded in the fourth quarter, 2015 to the extent that the net proceeds from the final sale closing exceed the book value of the Chisholm Trail wells and leases as adjusted by the impairment expense recorded as of June 30, 2015. The gain is estimated at approximately $600,000.

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

On September 23, 2015, our subsidiary, Hudspeth Oil Corporation (“HOC”), entered into a Farmout Agreement by and between HOC, Pandora Energy, LP (“Pandora”), Founders Oil & Gas, LLC (“Founders”), McCabe Petroleum Corporation and Greg McCabe (McCabe Petroleum Corporation and Greg McCabe are parties to the Farmout Agreement for limited purposes) for the entire Orogrande Project in Hudspeth County, Texas.  The Farmout Agreement provides for Founders to earn from HOC and Pandora (collectively, the “Farmor”) an undivided 50% of the leasehold interest in the Orogrande Project by Founder’s spending a minimum of $45 million on actual drilling operations on the Orogrande Project in the next two years.  Founders is to pay Farmor a total cost reimbursement of $5,000,000 in multiple installments as follows: (1) $1,000,000 at the signing of the Farmout Agreement, the balance of which was received on September 24, 2015; (2) within 90 days from the closing, Founders will frac and complete the Rich A-11 No. 1 Well; and (3) within five days of the spudding of each of the next eight wells drilled by Founders, Founders will pay to Farmor $500,000 resulting in the payment of the remaining amount; provided that, in the event that within 90 days after the fracing of the Rich Well, Founders notifies Farmor of its election not to drill any additional wells, Founders shall have no further obligation to make further payment.  Upon payment of the first $1,000,000, Farmor assigned to Founders an undivided 50% of the leasehold interest and a 37.5% net revenue interest in the leases subject to the terms of the Farmout Agreement (including obligations to re-assign to HOC and Pandora if the 50% interest in the entire Orogrande Project is not earned) and a proportionate share of the McCabe 10% BIAPO (back in after pay out) interest; provided, however, that for each well that Founders drills prior to earning the acreage, it will be assigned a 50% working interest in the wellbore and in the lease on which it sits.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Under a joint operating agreement (on A.A.P.L. Form 610 – 1989 Model Form Operating Agreement with COPAS 2005 Accounting Procedures) (“JOA”) also entered into on September 23, 2015, Founders Oil & Gas Operating, LLC is designated as operator of the leases.  Any variance to the operating plan will be determined by a Development Committee, which committee will be made up of members from Founders and Farmor, or their designees, to discuss and recommend the location of the drill wells, data to be gathered and the form of same.  As contemplated under the Farmout Agreement, starting within 90 days of the completion of the fracing on the Rich Well, and at all times subject to the 90 day continuous drilling clause, Founders has the option, but not the obligation, to retain the assigned interest as follows: (1) if Founders spends a minimum of $45 million on actual drilling operations while maintaining compliance with the continuous drilling clause, subject to reasonable delays resulting from reasonable Force Majeure conditions, Founders will have fulfilled its farmout obligations and will be entitled to retain the assigned interests. If Founders does not meet such obligations, it will reassign to Farmor the assigned interest except it will be entitled to retain its interest in the leases covering all wells drilled by Founders and the sections in which such wells are located. Additionally, Founders will resign as operator of the JOA as to all lands reassigned; and (2) Farmor will be carried in all drilling operations during the first two years and/or $45 million in drilling operations, whichever comes last, subject to Founders’ right to recoup certain expenses on “Gap Wells.”  After three years and after Founders has earned its working interest, either party may elect to market the acreage as an entire block, including operatorship.  Should an acceptable bid arise, and both parties agree, the block will be sold 100% working interest to that third party bidder.  However, if only one party wants to accept the outside offer, the other party (the party who wishes not to sell) has the right to purchase the working interest from the selling party.

Historical Results for the nine months ended September 30, 2015 and 2014:

Revenues and Cost of Revenues

For the nine months ended September 30, 2015, we had production revenue of $1,442,857 compared to $4,214,720 for the nine months ended September 30, 2014.  Refer to the table of production and revenue included below for quarterly changes in revenue.  Our cost of revenue, consisting of lease operating expenses and production taxes, was $669,626, and $1,005,588 for the nine months ended September 30, 2015 and 2014, respectively.

Results of operations for the nine months ended September 30, 2015 includes Impairment expense of $22,438,114 (which was recorded at June 30, 2015) to recognize the impact of industry conditions (decline in oil price of $46 per barrel ) on the carrying value of the Investment in Oil and Gas Properties on the Company’s Balance Sheet. The Impairment expense was substantially attributable to the Hunton properties in Oklahoma.

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

No Impairment adjustment was recorded for the three months ended September 30, 2015.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Marcelina	Q1 - 2014	3,888	0	$360,074	$-	$360,074
Oklahoma	Q1 - 2014	2,326	7,366	$233,686	$49,210	$282,896
Total Q1-2014		6,214	7,366	$593,760	$49,210	$642,970

Marcelina	Q2 - 2014	4,546	0	$368,937	$-	368,937
Oklahoma	Q2 - 2014	9,660	33,584	$899,709	$189,073	1,088,782
Kansas	Q2 - 2014	2,059	0	$172,316	$-	172,316
Total Q2-2014		16,265	33,584	$1,440,962	$189,073	$1,630,035

Marcelina	Q3 - 2014	3,189	0	$289,230	$-	$289,230
Oklahoma	Q3 - 2014	13,900	35,951	$1,346,858	$185,830	$1,532,688
Kansas	Q3 - 2014	1,257	0	$119,797	$-	$119,797
Total Q3-2014		18,346	35,951	$1,755,885	$185,830	$1,941,715

Marcelina	Q4 - 2014	2,768	0	$118,132	$-	$118,132
Oklahoma	Q4 - 2014	12,578	93,193	$663,053	$429,960	$1,093,013
Kansas	Q4 - 2014	744	0	$29,690	$-	$29,690
Total Q3-2014		16,090	93,193	810,875	429,960	1,240,835

Year Ended 12/31/14		56,915	170,094	$4,601,482	$854,073	$5,455,555

Marcelina	Q1 - 2015	2,425	0	$98,787	$-	$98,787
Oklahoma	Q1 - 2015	5,931	37,226	$277,574	$117,521	$395,095
Kansas	Q1 - 2015	979	0	$40,680	$-	$40,680
Total Q1-2015		9,335	37,226	417,041	117,521	534,562

Marcelina	Q2 - 2015	1,957	0	$101,291	$-	$101,291
Oklahoma	Q2 - 2015	5,495	32,348	$290,540	$97,374	$387,914
Kansas	Q2 - 2015	889	0	$19,060	$-	$19,060
Total Q2-2015		8,341	32,348	$410,891	$97,374	$508,265

Marcelina	Q3 - 2015	2,177	0	$86,845	$-	$86,845
Oklahoma	Q3 - 2015	4,550	31,275	$212,156	$87,791	$299,947
Kansas	Q3 - 2015	370	0	$13,238	$-	$13,238
Total Q3-2015		7,097	31,275	$312,239	$87,791	$400,030

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We recorded depreciation, depletion, and amortization expense of $902,153 for the nine months ended September 30, 2015.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2015 and 2014 were $12,255,704 and $9,435,148, respectively. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses.  The change in general and administrative expenses for the quarters ended September 30, 2015 compared to 2014 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$4,628,582
Increase(decrease) in capital funding expense	$(191,346)
Increase(decrease) in consulting expense	$(817,045)
Increase(decrease) in professional fees	$(33,495)
Increase(decrease) in investor relations expense	$(545,461)
Increase(decrease) in travel expense	$(197,111)
Increase(decrease) in salaries and compensation	$85,043
Increase(decrease) in general corporate expenses	$(108,611)

Total Increase in General and Administrative Expenses	$2,820,556

Historical Results for the three months ended September 30, 2015 and 2014:

Revenues and Cost of Revenues

For the three months ended September 30, 2015, we had production revenue of $400,030 compared to $1,941,715 for the three months ended September 30, 2014. Refer to the table of production and revenue history above.  Our cost of revenue, consisting of lease operating expenses and production taxes, was $159,082, and $429,353 for the three months ended September 30, 2015 and 2014, respectively.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2015 and 2014 were $3,359,679 and $2,295,901, respectively. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses.  The change in general and administrative expenses for the three months ended September 30, 2015 compared to 2014 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$2,303,468
Increase(decrease) in capital funding expense	$(45,818)
Increase(decrease) in consulting expense	$(1,091,865)
Increase(decrease) in professional fees	$(262,339)
Increase(decrease) in investor relations expense	$(46,099)
Increase(decrease) in travel expense	$(64,401)
Increase(decrease) in salaries and compensation	$414,360
Increase(decrease) in general corporate expenses	$(143,528)

Total Increase in General and Administrative Expenses	$1,063,778

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

At September 30, 2015, we had working capital (deficit) of ($3,139,145), current assets of $2,796,191 consisting of cash, accounts receivable, notes receivable, and prepaid expenses and total assets of $17,203,505 consisting of current assets, investments in oil and gas properties, and other assets. As of September 30, 2015, we had current liabilities of $5,935,336, consisting of, accounts payable (principally for development costs), payables to related parties, notes payable, and accrued interest. Stockholders’ equity was $7,099,045.

Cash flow provided by (used) in operating activities for the nine months ended September 30, 2015 was $(1,505,816) compared to $(704,955) for the nine months ended September 30, 2014, an increase of $800,861. Cash flow provided by (used) in operating activities for the nine months ended September 30, 2015 can be primarily attributed to net losses from operations of $36,456,359 which consists primarily of $22,438,114 of impairment expense, $12,255,704 in general and administrative expenses ($9,382,259 of which is non-cash, stock based compensation), depreciation, depletion and amortization of $902,153, and accretion of convertible note discounts of $1,228,161. Cash flow used in operating activities for the nine months ended September 30, 2014 can be primarily attributed to net losses from operations of $13,306,939, which consists primarily of $9,435,148 in general and administrative expenses ($5,834,186 of which is non-cash stock based compensation), depreciation, depletion, and amortization of $1,739,719, and accretion of convertible note discounts $4,676,739. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flow used in investing activities for the nine months ended September 30, 2015 was $2,418,460 compared to $16,417,939 for the nine months ended September 30, 2014.  Cash flow used in investing activities consists primarily of oil and gas investments in properties during the nine months ended September 30, 2015 and 2014.

Cash flow provided by financing activities for the nine months ended September 30, 2015 was $5,636,096 as compared to $15,872,510 for the nine months ended September 30, 2014.  Cash flow provided by financing activities consists primarily of proceeds from promissory notes, common stock issues, preferred stock issues, and warrant exercises.  We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

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

We do not expect to pay cash dividends on our Common Stock in the foreseeable future.

Commitments and Contingencies

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time.  As of September 30, 2015 and September 30, 2014, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

As of September 30, 2015 the Company had interests in five oil and gas projects: the Marcelina Creek Field Development in Wilson County, Texas, the Coulter Field in Waller County, Texas, the Ring Energy Joint Venture in Southwest Kansas and the Hunton play in partnership with Husky Ventures in Central Oklahoma and the Orogrande Project in Hudspeth County, Texas. See the description under “Current Projects” above under “Overview” for more information and disclosure regarding commitments and contingencies relating to these projects.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

ITEM 4.   CONTROLS AND PROCEDURES - continued

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

ITEM 1.  LEGAL PROCEEDINGS

On February 16, 2012, we filed a lawsuit against Hockley Energy, Inc. and Frank O. Snortheim in the District Court of Harris County, Texas in connection with farmout agreements we entered into with Hockley Energy in November 2011.  The Company sued Hockley Energy and Snortheim for breach of contract, fraudulent inducement, promissory estoppel pertaining to failure to perform two farmout agreements entered into on November 4, 2011, the first relating to the Marcelina Creek prospect and the second relating to the East Stockdale prospect.  Under the Marcelina Farmout, Hockley Energy had an obligation to fund $2,231,250.00 no later than November 18, 2011.  They did not perform as promised.  On February 23, 2015, the Company obtained a summary judgment against Hockley Energy in the amount of $16,400,000 in damages and $21,877.77 in attorney fees.  We are currently seeking to enforce the judgment, but it is doubtful that any substantial portion of the judgment is recoverable from Hockley Energy.  The remaining claims against Snortheim have been set for trial the two-week period beginning on February 1, 2016.  There are no counterclaims pending.  Management is open to settlement discussions.  Because there are no counterclaims, the possibility of an adverse outcome is remote.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2015, we issued a total of 468,734 shares of common stock to consultants as compensation for services.

During the three months ended September 30, 2015, we issued a total of 319,390 shares of common stock to holders of the Company’s Series A Convertible Preferred Stock as payment of the dividend due September 30, 2015.

During the three months ended September 30, 2015, we issued a total of 750,000 warrants to consultants as compensation for services.

During the three months ended September 30, 2015, we issued a total of 390,000 warrants in connection with short term loans.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description
2.1	Share Exchange Agreement dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010.) *

3.1	Articles of Incorporation. (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

3.2	Certificate of Amendment to Articles of Incorporation dated December 10, 2014. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2015.) *

3.3	Certificate of Amendment to Articles of Incorporation dated September 15, 2015

3.4	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on January 12, 2011.) *

4.1	Certificate of Designation for Series A Convertible Preferred Stock (Incorporated by reference from Form 8-K filed with the SEC on June 9, 2015.) *

4.2	Certificate of Designation for Series B Convertible Preferred Stock (Incorporated by reference from Form 8-K filed with the SEC on September 30, 2015.) *

ITEM 6.  EXHIBITS - continued

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

10.10	Purchase and Sale Agreement between Torchlight Energy, Inc. and Zenith Petroleum Corporation (Incorporated by reference from Form 8-K filed with the SEC on June 10, 2014) *

10.11	Securities Purchase Agreement with Castleton Commodities Opportunities Master Fund, L.P. (Incorporated by reference from Form 8-K filed with the SEC on August 20, 2014) *

10.12	12% Series B Unsecured Convertible Promissory Note (form of) (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2015.) *

10.13	Securities Purchase Agreement (for Series A Convertible Preferred Stock) (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2015.) *

10.14	Employment Agreement (with John A. Brda) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.15	Employment Agreement (with Willard G. McAndrew) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.16	Employment Agreement (with Roger Wurtele) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.17	Loan documentation and warrants with Eunis L. Shockey (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2015.) *

10.18	Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and certain other parties (Incorporated by reference from Form 8-K filed with the SEC on September 29, 2015) *

10.19	Securities Purchase Agreement and Amendment to Securities Purchase Agreement (for Series B Convertible Preferred Stock)

10.20	Purchase and Sale Agreement with Husky Ventures, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 10, 2015) *

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

Torchlight Energy Resources, Inc.

Date: November 10, 2015	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: November 10, 2015	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer