Form 10-K
period 2015-12-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2016-03-30
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $2.24 on the Nasdaq Stock Market, was approximately $61,015,694.

At March 24, 2016, there were 35,050,806 shares of the registrant’s common stock outstanding (the only class of common stock).

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

PART I

ITEM 1.     BUSINESS

Corporate History and Background

Torchlight Energy Resources, Inc. was incorporated in October 2007 under the laws of the State of Nevada as Pole Perfect Studios, Inc. (“PPS”).

On November 23, 2010, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) between the major shareholders of PPS and the shareholders of Torchlight Energy, Inc. (“TEI”).  As a result of the transactions effected by the Exchange Agreement, at closing TEI became our wholly-owned subsidiary, and the business of TEI became our sole business.  TEI is an energy company, incorporated under the laws of the State of Nevada in June 2010.  We are engaged in the acquisition, exploration, exploitation, and/or development of oil and natural gas properties in the United States.  In addition to TEI, we also operate our business through two other wholly-owned subsidiaries, Torchlight Energy Operating, LLC, a Texas limited liability company, and Hudspeth Oil Corporation, a Texas corporation.

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

Business Overview

Our business model is to focus on drilling and working interest programs within the United States that have a short window of payback, a high internal rate of return, and proven and bookable reserves.  We have interests in four oil and gas projects, which projects are described in more detail below in the section titled “Current Projects.”  We anticipate being involved in multiple other oil and gas projects moving forward, pending adequate funding.  We anticipate acquiring exploration and development projects both as a non-operating working interest partner, participating in drilling activities primarily on a basis proportionate to the working interest, and acquiring properties we can operate.  We intend to spread the risk associated with drilling programs by entering into a variety of programs in different fields with differing economics.

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

Current Projects

As of December 31, 2015 the Company had interests in four oil and gas projects: the Marcelina Creek Field Development in Wilson County, Texas, the Ring Energy Joint Venture in Southwest Kansas, Hunton wells in partnership with Husky Ventures in Central Oklahoma and the Orogrande Project in Hudspeth County, Texas.

ITEM 1.    BUSINESS - continued

Marcelina Creek Field Development.

On July 6, 2010, TEI entered into a participation agreement with Bayshore Operating Corporation, LLC (“Bayshore”), which is currently the holder of an oil, gas, and mineral lease covering approximately 1,045 acres in Wilson County, Texas, known as the Marcelina Creek Field Development.  The Participation Agreement provides for the drilling of four wells. Three of the obligation wells have been drilled.  The first three wells include a horizontal re-entry well known as the Johnson-1-H, a vertical well known as the Johnson #4, and a lateral well known as the Johnson #2-H.  These three wells are presently producing a total of approximately 80 BOPD as of December 31, 2015.  The remaining well (Johnson #3) is to be a vertical development well at a location to be determined within the existing lease. Drilling is anticipated for midyear 2016.

The Company initiated a reentry project on the Johnson #4 well early in 2016 which has been completed. Initial production at completion was 2,920 barrels for the month of February. Production has declined to approximately 90 barrels per day. However additional work is underway which is expected to substantially restore the rate of production.

Additionally, work is being done on the Johnson #2 applying an acid treatment to increase production. This well is expected to be back in production near the beginning of second quarter, 2016.

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

We have made the initial $3.1 million deposit and the first five well drilling program is completed. Drilling operations commenced in March, 2014. Seven wells have been drilled – three are producing, one can be converted to a salt water disposal well, one was not completed, and two were plugged and abandoned.  Based upon results from drilling, the participants elected to suspend further drilling and obtain seismic data to guide continuing development. The seismic data has been analyzed at the date of this filing and discussions with potential parties to further develop the property are in process.   As of December 31, 2015, the Company had invested approximately $5,500,000 in the Ring Joint Venture.  The company believes this project is still considered to be in the testing phase.

Hunton Play, Central Oklahoma

The initial Hunton acquisition included three Hunton wells, the Hancock, Robinson and Lenhart.  The Hancock and Robinson are producing wells but have small working interests of 1% and .25 of 1%, respectively.

The Lenhart well was a 62% working interest and was planned for recompletion to return to production.

We identified a shallow sandstone that could potentially be productive and tested this formation, and although there were hydrocarbons present, they are not in sufficient quantities to be economic.   The Lenhart property was sold for $25,000 and buyer’s assumption of plugging liability in 2015.

During the second quarter of 2013, Torchlight entered into an agreement with Husky Ventures to participate in the drilling of wells to the Hunton Formation in central Oklahoma. We continued to expand this relationship with Husky Ventures on a monthly basis as we expand our lease acreage in the contracted Areas of Mutual Interest (AMI’s).

ITEM 1.    BUSINESS - continued

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

Management has announced that they are seeking to divest certain of our Hunton assets located in Logan and Kingfisher Counties, Oklahoma.  The Company is actively marketing these assets to potential buyers. These assets include lease rights and current production. As of March 30, 2016 negotiations and documentation of the sale of the Company’s Cimarron assets in Oklahoma is nearing completion.

Cimarron AMI

Specifically, we were able to negotiate a 15% working interest in approximately 3,700 acres in the Cimarron Area of Logan County in May 2013.  Leasing continued monthly which resulted in the total acreage in which the Company has an interest increasing to 5,200 as of December 31, 2015 (Net undeveloped acres = 160). Detail of developed and undeveloped acreage positions at December 31, 2015, Drilling Activity, and Cumulative Well Status are presented in Tables in Item 2 of this filing. Our net cumulative investment through December 31, 2015 in undeveloped acres in the Cimarron AMI was $759,724.

Chisholm Trail AMI

In the third quarter of 2013, we acquired from a third party for stock, a 15.3% working interest in 5011+/- acres in the Chisolm Trail AMI with Husky Ventures Inc. as the operator. Leasing also continued monthly in this AMI increasing the total acreage in which the Company had an interest.

The Chisholm Trail properties were sold to Husky Ventures during fourth quarter, 2015 who then combined them with the Husky interests in Chisholm Trail and entered into a sale agreement with Gastar Exploration Inc. for the combined Torchlight and Husky interests. The estimated final sale price to Torchlight pending final review by Gastar of lease classification, is $4,150,000. Sale proceeds were applied to reduce Torchlight’s Joint Interest payable to Husky of $2,830,161 with the balance to be received in cash. The Company received $900,000 in cash and has recorded an account receivable as of December 31, 2015 of $419,839. Receipt of the balance of the sale proceeds was subject to final determination of lease classification and was to occur by February 28, 2016. Proceeds have not been received at date of this filing.

Viking AMI

In the fourth quarter of 2013 we entered into our third Area of Mutual Interest (AMI) with Husky Ventures, the Viking Prospect.  This AMI covers four townships in size. We acquired a 25% interest in 3,945 acres in the Viking. We subsequently acquired an additional 5% in May, 2014.   Leasing is continuing monthly so that we had an interest in 8,800 total acres in which the Company has an interest as of December 31, 2015. (Net undeveloped acres = 2,600) Husky drilled the first two wells in the AMI in second quarter, 2014. Detail of developed and undeveloped acreage positions at December 31, 2014, Drilling activity, and Cumulative Well Status are presented in Tables in Item 2 of this filing. Our net cumulative investment through December 31, 2015 in undeveloped acres in the Viking AMI was $1,389,846.

R4 AMI

In January of 2014, we again elected to continue to expand in the Hunton Play with Husky Ventures.  We contracted for a 25% Working Interest in approximately 5,000 acres in the R4 AMI consisting of eight townships in South Central Oklahoma. We subsequently acquired an additional 5% in May, 2014.  Leasing is continuing monthly so that the Company had an interest in 11,600 total acres as of December 31, 2015 (Net undeveloped acres = 3,500). Detail of developed and undeveloped acreage positions at December 31, 2015 is presented in the Table in Item 2 of this filing. Our cumulative investment through December 31, 2015 in the R4 AMI was $2,834,514.

ITEM 1.    BUSINESS - continued

Prairie Grove – Judy Well

In February of 2014, we acquired a 10% Working Interest in a well in the Prairie Grove AMI from a non-consenting third party who elected not to participate in the well.

T4 AMI

In July of 2014, we elected to further expand in the Hunton Play with Husky Ventures.  We contracted for a 25% Working Interest in the T4 AMI.  There is an active ongoing leasing program in this AMI so that the total acres in which the Company has an interest at December 31, 2015 totals 4,300 acres (Net undeveloped acres = 1,100). Detail of developed and undeveloped acreage positions at December 31, 2015 is presented in the Table in Item 2 of this filing. Our cumulative investment through December 31, 2015 in the T4 AMI was $949,530.

As of December 31, 2015, we are actively producing from ten wells in Cimarron, one in Viking, and one in Prairie Grove.

Salt Water Disposal Facility

The initial acquisition also included a 22.5% net royalty on a salt water disposal facility in Seminole, Oklahoma.  No value was placed on the facility due to operational uncertainty.  The facility which was newly commissioned in January 2013 as a state of the art disposal facility which could handle 20,000 barrels of produced and injected fluids per day.  Oil and gas wells produce large quantities of saltwater that must be trucked and disposed of at a cost to the producer This SWD facility was considered non-core and was sold on April 1, 2015 for $300,000.

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

Of the 172,000 acres, 40,154 were scheduled for renewal in December, 2014.  The Company renewed the leases for the 40,154 acres during second quarter, 2015. Prior to March 31, 2015, the Company had the obligation to begin drilling its first well in order to hold the acreage block. The well was permitted and spudded and drilling began by March 31, 2015.

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

ITEM 1.    BUSINESS - continued

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

The Rich A-11 well that was drilled by Torchlight in second quarter, 2015 has been evaluated and numerous scientific tests were performed to provide key data for the field development thesis. During the testing process a poor cement bond was identified preventing a cost effective production test for the primary pay zones. Repair to the well bore necessary for a subsequent frac procedure was determined to be economically unfeasible. With the Rich A-11 designed as a test well rather than commercial target, a decision to begin plans for drilling the next well(s) with larger casing that utilized for future commercial production was made.

Torchlight Energy and Founders have elected to move forward on planning the next phase of drilling in the Orogrande Project. The project operator plans to permit three new wells starting with the University Founders B-19 #1 well. The new wells would be   drilled vertically for test purposes and would have sufficient casing size to support lateral entry into any pay zone(s) encountered once the well is tested vertically. Torchlight and the project operator would then run a battery of tests on each well to gain information for future development of the field.

Industry and Business Environment

Currently, we are experiencing a time of lower oil prices caused by lower demand, higher US Supply, and OPEC’s policies on production.  This has caused oil prices to plummet over the last year from the highs of $105 plus oil per barrel, to reaching lows of below $30 per barrel.  Unfortunately, this is the cyclical nature of the oil and gas industry.  We experience highs and lows that seem to come in cycles.  Fortunately, advances in technology drive the US market and we feel this will drive the prices down on exploration and drilling programs over time.

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

ITEM 1.    BUSINESS - continued

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

ITEM 1.    BUSINESS - continued

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

Research and Development

We did not spend any funds on research and development activities during years ended December 31, 2015 and 2014.

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

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We had a net loss of approximately $43.2 million for the year ended December 31, 2015 and an accumulated deficit in aggregate of approximately $74.9 million at year end.  We are not generating sufficient operating cash flows to support continuing operations, and expect to incur further losses in the development of our business.

In our financial statements for the year ended December 31, 2015, our auditor indicated that certain factors raised substantial doubt about our ability to continue as a going concern.  These factors included our accumulated deficit, as well as the fact that we were not generating sufficient cash flows to meet our regular working capital requirements.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management's plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 1A. RISK FACTORS - continued

At December 31, 2014, we performed an impairment review using prices that reflect an average of 2014’s monthly prices as prescribed pursuant to the SEC’s guidelines.  These average prices used in the December 31, 2014 impairment review were significantly higher than the actual and currently forecasted prices in 2015.  As lower average monthly pricing is reflected in the trailing 12-month average pricing calculation, the present value of our future net revenues would decline and impairment would be recognized. Since this significantly lower pricing environment persisted into 2015 we were required to write down the value of our oil and gas properties.

The Company recognized impairment of $22,438,114 on its oil and gas properties at June 30, 2015 and an additional Impairment adjustment of $3,236,009 was made at December 31, 2015 for a total Impairment Adjustment of $25,674,123 for the year 2015.

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

Our growth may place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have a small number of executive officers, employees and advisors. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth or in the event that the number of our drilling and/or extraction operations increases. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations

ITEM 1A. RISK FACTORS - continued

Our operations are heavily dependent on current environmental regulation, changes in which we cannot predict.

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

ITEM 1A. RISK FACTORS - continued

Further, the EPA has asserted federal regulatory authority over hydraulic fracturing involving “diesel fuels” under the SWDA’s UIC Program. In February 2014, the EPA released its final guidance on the use of diesel additives in hydraulic fracturing operations. The EPA is also engaged in a study of the potential impacts of hydraulic fracturing activities on drinking water resources in these states where the EPA is the permitted authority, including Pennsylvania, with a progress report released in late 2012 and a draft report released in June 2015. It concluded that hydraulic fracturing activities have not led to widespread systematic impacts on drinking water resources in the U.S., but there are above and below ground mechanisms by which hydraulic fracturing could affect drinking water resources. In addition, in March 2015, the Bureau of Land Management (“BLM”) issued a final rule to regulate hydraulic fracturing on federal and Indian land; however, enforcement of the rule has been delayed pending a decision in a legal challenge in the U.S. District Court of Wyoming. Further, the EPA issued an Advanced Notice of Proposed Rulemaking in May 2014 seeking comments relating to the information that should be reported or disclosed for hydraulic fracturing chemical substances and mixtures and mechanisms for obtaining this information. These actions, in conjunction with other analyses by federal and state agencies to assess the impacts of hydraulic fracturing could spur further action toward federal and/or state legislation and regulation of hydraulic fracturing activities.

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

As of the date of this report, our executive officers and directors collectively and beneficially own approximately 23.73% of our outstanding common stock (see Item 12 of this report for an explanation of how this number is computed).  This concentration of voting control gives these affiliates substantial influence over any matters which require a stockholder vote, including without limitation the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders.  It could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us.  This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

ITEM 1A. RISK FACTORS - continued

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In performing this evaluation and testing, management concluded that our internal control over financial reporting is effective as of December 31, 2015.  We are performing ongoing updates of our policies and procedures in an effort to ensure our internal control remains effective. Our compliance with Section 404, will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to engage independent professional assistance. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if in the future we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We have received a notice of failure to satisfy a continued listing requirement of NASDAQ

On February 22, 2016, we received a letter from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market advising us that the Staff has determined that for the last 30 consecutive business days, we no longer meet the requirement of Listing Rule 5550(a)(2) which requires us to maintain a minimum bid price of $1 per share.  The Listing Rules provide us with a compliance period of 180 calendar days in which to regain compliance.  Accordingly, we will regain compliance if at any time during this 180 day period the closing bid price of our common stock is at least $1 for a minimum of ten consecutive business days.

In the event we do not regain compliance by the end of the 180 day compliance period on August 22, 2016, we may be eligible for additional time.  To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.  If we meet these requirements, the Staff will inform us that we have been granted an additional 180 calendar days.  However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, the Staff will provide us notice that our common stock will be subject to delisting.  At that time, we may appeal the delisting determination to a Hearings Panel.

We are currently reviewing our options to regain compliance with the NASDAQ Listing Rules.  If we are unable to regain compliance and are ultimately delisted from NASDAQ, this may have a material adverse impact on our stockholders.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Our stockholders could sell substantial amounts of common stock in the public market, including shares sold upon the filing of a registration statement that registers such shares and/or upon the expiration of any statutory holding period under Rule 144 of the Securities Act of 1933 (the “Securities Act”), if available, or upon the expiration of trading limitation periods.  Such volume could create a circumstance commonly referred to as a market “overhang” and in anticipation of which the market price of our common stock could fall. Additionally, we have a large number of warrants that are presently exercisable, and in June and September of 2016 a large number of shares of preferred stock will mandatorily convert into shares of common stock.  The conversion or exercise of a large amount of these securities followed by the subsequent sale of the underlying stock in the market would likely have a negative effect on our common stock’s market price.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to secure additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

ITEM 1A. RISK FACTORS - continued

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

Investment in oil and gas properties for 2015 is detailed as follows:

	2015	2014
Property acquisition costs	$-	$7,222,793
Development costs	$4,518,239	$11,368,536
Exploratory costs	$-0-	$-0-

Totals	$4,518,239	$18,591,329

Oil and Natural Gas Reserves

Reserve Estimates

SEC Case. The following tables sets forth, as of December 31, 2015, our estimated net proved oil and natural gas reserves, the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves and our estimated net probable oil and natural gas reserves, each prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”).  All of our reserves are located in the United States.

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

Our PV-10 at December 31, 2015 and 2014 is materially reconciled to our Standardized Measure of discounted cash flows at those dates by reducing the PV-10 by the discounted future income taxes associated with such reserves. The discounted future income taxes at December 31, 2015 and 2014, respectively, were $4,892,262 and $678,904.

The estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2015. For purposes of determining prices, we used the average of prices received for each month within the 12-month period ended December 31, 2015, adjusted for quality and location differences, which was $41.59 per barrel of oil and $2.59 per MCF of gas.  This average historical price is not a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

ITEM 2.    PROPERTIES – continued

	December 31, 2015			December 31, 2015
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	14,210	34,400	19,943	$322	$280
Proved Nonproducing	40,170	0	40,170	$860	$763
Total Proved	54,380	34,400	60,113	$1,182	$1,043

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$5,935
Probable Undeveloped	0	0	0	$-	$-

	December 31, 2014			December 31, 2014
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	120,000	687,000	234,500	$9,909	$7,670
Proved Nonproducing	794,400	3,104,000	1,311,733	$32,585	$16,026
Total Proved	914,400	3,791,000	1,546,233	42,494	23,696

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$23,019
Probable Undeveloped	912.400	0	912,400	$22,779	$8,558

BOE equivalents are determined by combining barrels of oil with MCF of gas divided by six.

The decrease of 1,271,563 BOE (998,333 for our Hunton Project and 273,230 for our Marcelina Project) in proved  nonproducing reserves comes from the third party engineering studies of the Cimarron and Chisholm Trail AMI's in Oklahoma and engineering studies for our Marcelina Project.

No reserve value for the Ring Project is included in 2014 reserve tables presented above since the company believes this project is still considered to be in the testing phase.

ITEM 2.    PROPERTIES - continued

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Years Ended December 31, 2015 and 2014

The following table sets forth the Company’s net proved reserves, including changes, and proved developed reserves:

	2015		2014
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
TOTAL PROVED RESERVES:
Beginning of period	914,400	3,790,650	1,043,161	3,139,594
Acquisition	-	-	-	-
Extensions and discoveries	-	-	312,579	-
Divestiture of reserves	(394,400)	(2,483,950)	-	-
Revisions of previous estimates	(441,413)	(1,176,999)	(388,485)	821,150
Production	(24,207)	(95,301)	(52,855)	(170,094)
End of period	54,380	34,400	914,400	3,790,650

PROVED DEVELOPED RESERVES
Proved producing	14,210	34,400	102,479	488,410
Proved nonproducing	40,170	-	17,521	198,710
Total	54,380	34,400	120,000	687,120

Total PUD	-	-	794,400	3,103,530

The decrease attributable to divestiture of reserves is from the sale of Oklahoma properties - the Chisholm Trail properties in fourth quarter, 2015 and the pending sale of the Cimarron properties in first quarter, 2016. The pending sale of the Cimarron resulted in no reserve value recorded at December 31, 2015 for the Cimarron properties.

The downward revisions of previous estimates of 441,413 Bbls and 1,176,999 MCF results primarily from 2015 reserve report calculations for the Company’s properties driven by industry conditions, particularly the decline in product prices, which further causes future development of properties to be uneconomic resulting in no PUD value for 2015.

ITEM 2.    PROPERTIES - continued

Standardized Measure of Oil & Gas Quantities
Year Ended December 31, 2015 & 2014

The standardized measure of discounted future net cash flows relating
to proved oil and natural gas reserves is as follows :	2015	2014

Future cash inflows	$2,410,202	$106,027,440
Future production costs	(1,169,591)	(30,383,390)
Future development costs	(58,575)	(33,148,780)
Future income tax expense	5,818,722	(978,776)
Future net cash flows	7,000,758	41,516,494
10% annual discount for estimated
timing of cash flows	(1,065,570)	(18,497,528)
Standardized measure of discounted future
net cash flows related to proved reserves	$5,935,188	$23,018,966

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows :

Balance, beginning of year	$23,018,966	$19,690,598
Sales and transfers of oil and gas produced during the period	(762,423)	(4,310,813)
Net change in sales and transfer prices and in production (lifting) costs related to future production	(18,010,821)	(9,497,301)
Net change due to sales of reserves	(14,026,302)	-
Net change due to purchases of minerals in place	-	-
Net change due to extensions and discoveries	-	14,340,815
Changes in estimated future development costs	19,563,576	(13,990,412)
Previously estimated development costs incurred during the period	357,033	15,980,816
Net change due to revisions in quantity estimates	(11,062,826)	(12,814,002)
Other	(858,606)	2,487,713
Accretion of discount	2,146,235	4,715,661
Net change in income taxes	5,570,356	6,415,891
Balance, end of year	$5,935,188	$23,018,966

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

ITEM 2.    PROPERTIES - continued

Reserve Estimation Process, Controls and Technologies

The reserve estimates, including PV-10 estimates, set forth above were prepared by Crest Engineering Services Inc. with respect to the Company’s Marcelina Creek Project in Texas, and PeTech Enterprises, Inc. for the Company’s properties in Oklahoma.  A copy of their full reports with regard to our reserves is attached as Exhibit 99.1 to this annual report on Form 10-K.  These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

We do not have any employees with specific reservoir engineering qualifications in the company.  Our Chairman and Chief Executive Officer worked closely with Crest Engineering Services Inc. and PeTech Enterprises Inc. in connection with their preparation of our reserve estimates, including assessing the integrity, accuracy, and timeliness of the methods and assumptions used in this process.

CREST Engineering Services, Inc. (CREST) is an independent petroleum engineering company specializing in the evaluation and appraisal of oil and gas reserves. CREST has been employed as an independent provider of these services specifically to provide the appraisal on behalf of us. Neither CREST, nor any of its individual engineers or consultants,  own an interest in either the Company, or any of the properties subject to this evaluation and does not anticipate any future ownership. Waterson Calhoun, P.E. is a petroleum engineer registered with the Texas State Board of Professional Engineers with over 20 years of industry experience providing evaluation services. Mr. Calhoun is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. Mr. Calhoun founded CREST Engineering Services Inc. in 1995 providing evaluation services on behalf of individuals, client companies and lending institutions.

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

Proved Nonproducing Reserves

As of December 31, 2015, our proved nonproducing reserves totaled 40,170 barrels of oil equivalents compared to 1,311,733 as of December 31, 2014, a decrease of 1,271,563.  These proved nonproducing reserves at December 31, 2015 were associated with our Marcelina Creek Field property (which decreased by 273,230) and our Hunton projects (which account for the decrease of 998,333). These numbers are taken from the third party reserves studies by CREST Engineering Services, Inc. and PeTech.

This decrease of 998,333 BOE in proved nonproducing reserves attributable to our Hunton projects comes from the third party engineering studies from PeTech of the Hunton in Oklahoma.  The net reserves change associated with these properties is a decrease of approximately 481,000 Bbls of oil and a decrease of approximately 3,104 MMcf of gas, or 998,333 BOE calculated with a gas-oil equivalency factor of six.

With respect to our Marcelina Project, the decrease in proved nonproducing reserves of 273,230 BOE in Texas is due to a combination of factors.  This reduction was based on analysis by CREST Engineering Services, Inc.

We made various investments and progress during 2015 to convert proved nonproducing reserves to proved developed reserves.  Limitations on our ability to develop proved nonproducing reserves in 2015 were due to restraints on our capital availability and depressed industry conditions.

Our current drilling plans, subject to sufficient capital resources and the periodic evaluation of interim drilling results and other potential investment opportunities, include drilling substantially all of the Buda wells in our proved nonproducing reserves during 2016 and 2017.  We do not currently have plans to drill the Eagle Ford shale wells in the next year.  The area of the Marcelina Creek Field is an active area of Eagle Ford shale development, and we intend to actively explore our options with regard to these proved nonproducing locations and other potential Eagle Ford drilling locations on our acreage.

ITEM 2.    PROPERTIES - continued

Production, Price, and Production Cost History

During the year ended December 31, 2015, we produced and sold 27,981 barrels of oil net to our interest at an average sale price of $46.03 per bbl.  We produced and sold 113,229 MCF of gas net to our interest at an average sales price of $3.00 per MCF. Our average production cost including lease operating expenses and direct production taxes was $17.38 per bbl.  Our depreciation, depletion, and amortization expense was $19.87 per bbl.

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

Our production was from properties concentrated in central Oklahoma and in southern Texas. Reserves from each of these areas comprise more than 15% of total reserves. For 2015, approximately 7,896 BOE was produced at Marcelina Creek and approximately 36,472 BOE in Oklahoma, or 17% from Marcelina Creek and 78% from Oklahoma.

Quarterly Revenue and Production by State for 2015 and 2014 are detailed as follows:

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Marcelina	Q1 - 2015	2,425	0	$98,787	$-	$98,787
Oklahoma	Q1 - 2015	5,931	37,226	$277,574	$117,521	$395,095
Kansas	Q1 - 2015	979	0	$40,680	$-	$40,680
Total Q1-2015		9,335	37,226	417,041	117,521	534,562

Marcelina	Q2 - 2015	1,957	0	$101,291	$-	$101,291
Oklahoma	Q2 - 2015	5,495	32,348	$290,540	$97,374	$387,914
Kansas	Q2 - 2015	889	0	$19,060	$-	$19,060
Total Q2-2015		8,341	32,348	$410,891	$97,374	$508,265

Marcelina	Q3 - 2015	2,177	0	$86,845	$-	$86,845
Oklahoma	Q3 - 2015	4,550	31,275	$212,156	$87,791	$299,947
Kansas	Q3 - 2015	370	0	$13,238	$-	$13,238
Total Q3-2015		7,097	31,275	$312,239	$87,791	$400,030

Marcelina	Q4 - 2015	1,337	0	$44,391	$-	$44,391
Oklahoma	Q4 - 2015	1,624	12,380	$93,864	$37,349	$131,213
Kansas	Q4 - 2015	247	0	$9,573	$-	$9,573
Total Q4-2015		3,208	12,380	$147,828	$37,349	$185,177

Year Ended 12/31/15		27,981	113,229	$1,287,999	$340,035	$1,628,034

ITEM 2.    PROPERTIES - continued

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Marcelina	Q1 - 2014	3,888	-	$360,074	$-	$360,074
Oklahoma	Q1 - 2014	2,326	7,366	$233,686	$49,210	$282,896
Total Q1-2014		6,214	7,366	$593,760	$49,210	$642,970

Marcelina	Q2 - 2014	4,546	-	$368,937	$-	368,937
Oklahoma	Q2 - 2014	9,660	33,584	$899,709	$189,073	1,088,782
Kansas	Q2 - 2014	2,059	-	$172,316	$-	172,316
Total Q2-2014		16,265	33,584	$1,440,962	$189,073	$1,630,035

Marcelina	Q3 - 2014	3,189	-	$289,230	$-	$289,230
Oklahoma	Q3 - 2014	13,900	35,951	$1,346,858	$185,830	$1,532,688
Kansas	Q3 - 2014	1,257	-	$119,797	$-	$119,797
Total Q3-2014		18,346	35,951	$1,755,885	$185,830	$1,941,715

Marcelina	Q4 - 2014	2,768	-	$118,132	$-	$118,132
Oklahoma	Q4 - 2014	12,578	93,193	$663,053	$429,960	$1,093,013
Kansas	Q4 - 2014	744	-	$29,690	$-	$29,690
Total Q3-2014		16,090	93,193	810,875	429,960	1,240,835

Year Ended 12/31/14		56,915	170,094	$4,601,482	$854,073	$5,455,555

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

As of December 31, 2015, we had three productive wells in the Marcelina Creek Field (2.00 net wells) and one well in the Coulter Field (.40 net well).  Net wells consist of the sum of our fractional working interests in these wells.

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

During the year ended December 31, 2015, the Company continued to produce the wells in Oklahoma but did not significantly expand development due to capital constraints and industry conditions. The production and leases in the Chisholm Trail AMI were sold in November, 2015 and the Company was actively seeking buyers for the Cimarron AMI as well. A sale of the Cimarron AMI is expected to close first quarter, 2016.

ITEM 2.    PROPERTIES - continued

Combined Well Status

The following table summarizes drilling activity and Well Status at December 31, 2015:

Drilling Activity/	Cumulative Well Status		Wells Acquired		Acquired		Acquired
Well Status	at 12/31/2015		(Sold) 2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Development Wells:
Productive -Texas	3.00	2.00	0.00	0.00	0.00	0.00	1.00	0.75
Productive - Okla	9.00	1.35	(10.00)	(0.51)	18.00	1.64	1.00	0.21
Productive - Kansas	2.00	1.00	(3.00)	(1.90)	5.00	2.90	0.00	0.00
Dry	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00

Exploration Wells:
Productive	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Dry	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00

Total Drilled Wells:
Productive -Texas	3.00	2.00	0.00	0.00	0.00	0.00	1.00	0.75
Productive - Okla	9.00	1.35	(10.00)	(0.51)	18.00	1.64	1.00	0.21
Productive - Kansas	2.00	1.00	(3.00)	(1.90)	5.00	2.90	0.00	0.00
Dry	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00

Acquired Wells:
Productive -Texas	1.00	0.50	0.00	0.00	0.00	0.00	0.00	0.00
Productive - Okla	4.00	0.25	(1.00)	(0.14)	2.00	0.18	3.00	0.21
Productive - Kansas	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00

Total Wells:
Productive -Texas	4.00	2.50	0.00	0.00	0.00	0.00	1.00	0.75
Productive - Okla	13.00	1.60	-11.00	-0.65	20.00	1.82	4.00	0.42
Productive - Kansas	2.00	1.00	-3.00	-1.90	5.00	2.90	0.00	0.00

Total	19.00	5.09	-14.00	-2.55	25.00	4.72	5.00	1.17

Well Type:
Oil	5.00	3.00	-3.00	-1.90	5.00	2.90	1.00	0.75
Gas	1.00	0.50	0.00	0.00	0.00	0.00	0.00	0.00
Combination -Oil and Gas	13.00	1.60	-11.00	-0.65	20.00	1.82	4.00	0.42

Total	19.00	5.09	-14.00	-2.55	25.00	4.72	5.00	1.17

ITEM 2.    PROPERTIES - continued

Our acreage positions at December 31, 2015 are summarized as follows:

			TRCH Interest		TRCH Interest
	Total Acres		Developed Acres		Undeveloped Acres
Leasehold Interests - 12/31/2015	Gross	Net	Gross	Net	Gross	Net

Texas -
Marcelina Creek	1,045	714	360	230	685	484
Orogrande	163,400	163,400	0	0	163,400	163,400
Coulter Field	940	376	940	376	0	0

Oklahoma -
Cimarron	5,208	781	4,169	411	1,039	370
Viking	8,800	2,600	240	55	8,560	2,545
R4	11,745	3,524	0	0	11,745	3,524
Prairie Grove	640	64	640	64	0	0
T4	4,300	1,100	0	0	4,300	1,100

Kansas -
Ring JV	1,320	1,320	1,320	1,320	0	0

Total	197,398	173,879	7,669	2,456	189,729	171,423

Marcelina Creek

The Marcelina Creek Project consists of 1,045 gross acres all of which are held by production.

Orogrande

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

ITEM 2.    PROPERTIES - continued

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

The Rich A-11 well that was drilled by Torchlight in second quarter, 2015 has been evaluated and numerous scientific tests were performed to provide key data for the field development thesis. During the testing process a poor cement bond was identified preventing a cost effective production test for the primary pay zones. Repair to the well bore necessary for a subsequent frac procedure was determined to be economically unfeasible. With the Rich A-11 designed as a test well rather than commercial target, a decision to begin plans for drilling the next well(s) with larger casing that utilized for future commercial production was made.

Torchlight Energy and Founders have elected to move forward on planning the next phase of drilling in the Orogrande Project. The project operator plans to permit three new wells starting with the University Founders B-19 #1 well. The new wells would be   drilled vertically for test purposes and would have sufficient casing size to support lateral entry into any pay zone(s) encountered once the well is tested vertically. Torchlight and the project operator would then run a battery of tests on each well to gain information for future development of the field.

Central Oklahoma Projects

The production and leases in the Chisholm Trail AMI were sold in November, 2015 and the Company was actively seeking buyers for the Cimarron AMI as well, although the Cimarron is owned as of December 31, 2015. A sale of the Cimarron AMI is expected to close first quarter, 2016. The Company retains the acreage in the remaining three AMI’s and the Judy well in the Prairie Grove AMI as of December 31, 2015.

Ring Energy Project

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

We made the initial $3.1 million deposit and the first five well drilling program is currently underway. Well locations were selected and drilling operations commenced in March, 2014. Seven wells were drilled – three are producing, one can be converted to a salt water disposal well, one was not completed, and two were plugged and abandoned. 3-D seismic data has been acquired to assist the selection of future drill sites.

As of December 30, 2015, the Company had invested approximately $5,500,000 in the Ring Joint Venture.

ITEM 3.     LEGAL PROCEEDINGS

On February 16, 2012, we filed a lawsuit against Hockley Energy, Inc. and Frank O. Snortheim in the District Court of Harris County, Texas in connection with farmout agreements we entered into with Hockley Energy in November 2011.  The Company sued Hockley Energy and Snortheim for breach of contract, fraudulent inducement, promissory estoppel pertaining to failure to perform two farmout agreements entered into on November 4, 2011, the first relating to the Marcelina Creek prospect and the second relating to the East Stockdale prospect.  Under the Marcelina Farmout, Hockley Energy had an obligation to fund $2,231,250.00 no later than November 18, 2011.  They did not perform as promised.  On February 23, 2015, the Company obtained a summary judgment against Hockley Energy in the amount of $16,400,000 in damages and $21,877.77 in attorney fees.  We are currently seeking to enforce the judgment, but it is doubtful that any substantial portion of the judgment is recoverable from Hockley Energy.  The remaining claims against Snortheim have been set for trial on March 31, 2016.  There are no counterclaims pending.  Management is open to settlement discussions.  Because there are no counterclaims, the possibility of an adverse outcome is remote.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The NASDAQ Stock Market LLC under the symbol, “TRCH.”  Trading in our common stock in the over-the-counter market has historically been limited and occasionally sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  The high and low sales prices for the common stock for each quarter of the fiscal years ended December 31, 2015 and 2014, according to NASDAQ, were as follows:

Quarter Ended	High	Low

12/31/2015	$1.87	$0.93
9/30/2015	$2.44	$0.48
6/30/2015	$2.40	$0.25
3/31/2015	$0.83	$0.22
12/31/2014	$3.59	$0.64
9/30/2014	$4.20	$3.25
6/30/2014	$5.41	$3.10
3/31/2014	$5.41	$4.15

Record Holders

As of March 24, 2016, there were approximately 216 stockholders of record holding a total of 35,050,806 shares of common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not declared any cash dividends on our common stock since inception and do not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law. The Company issued preferred stock in 2015 on which dividends are being paid.

Equity Compensation Plan Information

The following table sets forth all equity compensation plans as of December 31, 2015:

Number of
securities
remaining
available
for future
	Number of		issuance
	securities to	Weighted-	under
	be issued	average	equity
	upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan Category	and rights	and rights	column (a))

Equity compensation plans approved
by security holders	7,950,000	$ 1.58	550,000

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

On July 1, 2015, we issued an investor 500,000 three-year warrants as part of the final terms and conditions of its purchase of a working interest in certain of our oil and gas properties.  Of these warrants, 250,000 warrants became exercisable on September 30, 2015 and the remaining 250,000 warrants became exercisable on December 31, 2015.  The warrants have an exercise price of $2.31 per share.

During the three months ended December 31, 2015, we issued a total of 328,438 shares of common stock to consultants as compensation for services.

During the three months ended December 31, 2015, we issued a total of 257,750 shares of common stock to holders of our Series A Convertible Preferred Stock as payment of the dividend due December 31, 2015.

In November 2015, we issued to each of John A. Brda, our President and Chief Executive Officer, Willard G. McAndrew, our Chief Operating Officer, and Roger N. Wurtele, our Chief Financial Officer, 10,000 shares of common stock (a total of 30,000 shares) in exchange for $13,300 in accrued and unpaid compensation (a total of $39,900) at a price of $1.33 per share.

During the three months ended December 31, 2015, three warrant holders exercised warrants, purchasing a total of 65,000 shares of common stock at an exercise price of $1.75 per share.

In October 2015, we issued 1,250,000 three-year warrants to purchase common stock at an exercise price of $2.03 per share to a consultant as compensation for services.

In December 2015, we issued 40,000 three-year warrants to purchase common stock at an exercise price of $2.29 per share to Eunis L. Shockey, our director, as consideration for extending a loan.

In December 2015, we issued 15,000 warrants to purchase common stock at an exercise price of $3.50 per share to a consultant as compensation for services.  The warrants expire in October 2019.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements included herewith for the year ended December 31, 2015.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment by our management.

We had no active operations prior to the inception of TEI on June 25, 2010 and had limited revenues prior to the year ended December 31, 2012.

Historical Results for the Years Ended December 31, 2015 and 2014

For the year ended December 31, 2015, we had a net loss of $43,252,878 compared to a net loss of $15,809,603 for the year ended December 31, 2014.

Revenues and Cost of Revenues

For the year ended December 31, 2015, we had production revenue of $1,628,034 compared to $5,455,555 of production revenue for the year ended December 31, 2014. Refer to the table of production and revenue for 2015 included below.  Our cost of revenue, consisting of lease operating expenses and production taxes, was $814,078, and $1,253,090 for the years ended December 31, 2015 and 2014, respectively. Production and Revenue are detailed as follows:

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Marcelina	Q1 - 2015	2,425	0	$98,787	$-	$98,787
Oklahoma	Q1 - 2015	5,931	37,226	$277,574	$117,521	$395,095
Kansas	Q1 - 2015	979	0	$40,680	$-	$40,680
Total Q1-2015		9,335	37,226	417,041	117,521	534,562

Marcelina	Q2 - 2015	1,957	0	$101,291	$-	$101,291
Oklahoma	Q2 - 2015	5,495	32,348	$290,540	$97,374	$387,914
Kansas	Q2 - 2015	889	0	$19,060	$-	$19,060
Total Q2-2015		8,341	32,348	$410,891	$97,374	$508,265

Marcelina	Q3 - 2015	2,177	0	$86,845	$-	$86,845
Oklahoma	Q3 - 2015	4,550	31,275	$212,156	$87,791	$299,947
Kansas	Q3 - 2015	370	0	$13,238	$-	$13,238
Total Q3-2015		7,097	31,275	$312,239	$87,791	$400,030

Marcelina	Q4 - 2015	1,337	0	$44,391	$-	$44,391
Oklahoma	Q4 - 2015	1,624	12,380	$93,864	$37,349	$131,213
Kansas	Q4 - 2015	247	0	$9,573	$-	$9,573
Total Q4-2015		3,208	12,380	$147,828	$37,349	$185,177

Year Ended 12/31/15		27,981	113,229	$1,287,999	$340,035	$1,628,034

We recorded depreciation, depletion and amortization expense of $930,934 for the year ended December 31, 2015.

General and Administrative Expenses

Our general and administrative expenses for the years ended December 31, 2015 and 2014 were $15,550,145 and $10,156,307, respectively, an increase of $5,393,838. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses.  The increase in general and administrative expenses for the year ended December 31, 2015 compared to 2014 is detailed as follows:

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Increase(decrease) in non cash stock and warrant compensation	$5,621,898
Increase(decrease) in capital funding expense	$(309,971)
Increase(decrease) in consulting expense	$751,387
Increase(decrease) in professional fees	$(65,695)
Increase(decrease) in investor relations expense	$(578,500)
Increase(decrease) in travel expense	$(197,696)
Increase(decrease) in salaries and compensation	$351,243
Increase(decrease) in bad debt	$560,382
Increase(decrease) in legal fee's	$(92,970)
Increase(decrease) in general corporate expenses	$(646,240)

Total Increase in General and Administrative Expenses	$5,393,838

Liquidity and Capital Resources

At December 31, 2015, we had working capital of $(478,141), current assets of $2,006,959 consisting of cash, accounts receivable, and prepaid expenses, and total assets of $9,188,046 consisting of current assets, investments in oil and gas properties, and other assets. As of December 31, 2015, we had current liabilities of $2,485,100, consisting of accounts payable, payables to related parties, notes payable and accrued interest, and stockholders’ equity was $3,382,274.

Cash flow provided (used) in operating activities for the years ended December 31, 2015, was $(3,115,010) compared to $341,557 for the year ended December 31, 2014, a decrease of $3,456,567. Cash flow used in operating activities during 2015 can be primarily attributed to net losses from operations of $43,252,878, which consists primarily of $25,674,123 of impairment expense, $24,479 in loss on sale of assets, $15,550,145 in general and administrative expenses ($11,265,926 of which are non-cash stock based compensation), depreciation, depletion, and amortization of $930,934, accretion of convertible note discounts of $1,395,103. Cash flow used in operating activities during 2014 can be primarily attributed to net losses from operations of $15,809,603, which consists primarily of $10,156,307 in general and administrative expenses ($5,644,028 of which are non-cash  stock based compensation), depreciation, depletion, and amortization of $2,736,562, and accretion of convertible note discounts of $5,771,050.

Cash flow used in investing activities for year ended December 31, 2015 was $1,667,512 compared to $18,645,289 for the year ended December 31, 2014.  Cash flow used in investing activities consists primarily of oil and gas investment properties acquired during the year ended December 31, 2015.

Cash flow provided by financing activities for the year ended December 31, 2015 was $5,629,335 as compared to $16,671,806 for the year ended December 31, 2014.  Cash flow provided by financing activities in 2015 consists of proceeds from common and preferred stock issues and warrant exercises.  We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

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

Commitments and Contingencies

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time.  As of December 31, 2015 and December 31, 2014, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We currently have interests in four oil and gas projects, the Marcelina Creek Field Development in Wilson County, Texas, the Orogrande project in Hudspeth County, Texas, projects in Logan and Kingfisher counties, Oklahoma and projects in Gray and Finney counties in Kansas.  See the description under “Current Projects” above under “Item 1.  Business” for more information and disclosure regarding commitments and contingencies relating to these projects.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Board of Directors and Stockholders
Torchlight Energy Resources, Inc.
Plano, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Torchlight Energy Resources, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net working capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Calvetti Ferguson
Houston, Texas
March 30, 2016

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$1,026,600	$179,787
Accounts receivable	741,653	223,371
Production revenue receivable	199,317	210,435
Note receivable	613	515,748
Prepayments - development costs	-	20,602
Prepaid expenses	38,776	29,634
Total current assets	2,006,959	1,179,577

Investment in oil and gas properties, net	7,057,671	34,498,681
Office equipment	43,110	55,150
Debt issuance costs, net	8,224	353,733
Other assets	72,082	63,223

TOTAL ASSETS	$9,188,046	$36,150,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,114,409	$4,018,306
Accrued liabilities	628,876	240,000
Related party payables	130,000	90,000
Note payable within one year - related party	205,000	0
Convertible promissory notes, (Series A) net of discount of
$700,178 at December 31, 2014	-	7,417,420
Notes payable within one year	129,741	829,719
Due to working interest owners	103,364	73,439
Interest payable	173,710	383,741
Total current liabilities	2,485,100	13,052,625

Convertible promissory notes, (Series B) net of discount of $277,911 at December 31, 2015 and $625,457 at December 31, 2014	3,291,589	3,944,043
Asset retirement obligation	29,083	35,951
		-
Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, par value $.001, 100,000,000 shares authorized,
134,000 shares issued and outstanding	134	-
Common stock, par value $0.001 per share; 75,000,000 shares authorized;	33,168	23,235
33,166,344 issued and outstanding at December 31, 2015
23,235,441 issued and outstanding at December 31, 2014
Additional paid-in capital	61,921,450	43,108,752
Warrants outstanding	16,330,961	7,636,320
Accumulated deficit	(74,903,439)	(31,650,561)
Total stockholders' equity	3,382,274	19,117,745

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,188,046	$36,150,364

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31, 2015	DECEMBER 31, 2015
Revenue
Oil and gas sales	$1,628,034	$5,455,555
SWD and royalties	6,274	85,529

Cost of revenue	(814,078)	(1,253,090)

Gross income	820,230	4,287,994

Operating expenses:
General and administrative expense	15,550,145	10,156,307
Depreciation, depletion and amortization	930,934	2,736,562
Loss on sale	24,479	0
Total operating expenses	16,505,558	12,892,869

Other income (expense)
Income - Cancellation of Debt	-	22,748
Impairment expense	25,674,123	(447,084)
Interest income	0	69
Interest and accretion expense	1,893,427	(6,780,461)
Total other income (expense)	27,567,550	(7,204,728)

Net loss before taxes	(43,252,878)	(15,809,603)

Provision for income taxes	-	-

Net (loss)	$(43,252,878)	$(15,809,603)

Loss per share:
Basic and Diluted	$(2.64)	$(1.01)
Weighted average shares outstanding:
Basic and Diluted	16,372,826	15,728,621

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common	Common	Pref.	Pref.	Additional
	stock	stock	stock	Stock	paid-in	Accumulated	Warrants
	shares	amount	shares	Amt.	capital	deficit	Outstanding	Total

Balance, December 31, 2013	16,141,765	$16,142			$21,978,607	$(15,840,958)	$3,043,420	$9,197,210

Issuance of common stock for cash	2,989,655	$2,989			$10,629,802			$10,632,791
Issuance of common stock for services	450,180	$451			$933,977			$934,428
Issuance of common stock - mineral interests	1,781,595	$1,782			$5,135,097			$5,136,879
Issuance of common stock in warrant exercise	617,500	$618			$1,276,882			$1,277,500
Issuance of common stock for note interest	5,869	$5			$10,265			$10,270
Warrants issued with promissory notes					$562,354		$72,000	$634,354
Warrants issued in private placement	0				$123,250		$(116,700)	$6,550
Warrants issued for services	0				$78,765			$78,765
Common stock issued in conversion of notes	1,248,877	$1,248			$2,184,287			$2,185,535
Beneficial conversion feature on conv. notes					$195,466			$195,466
Warrants issued for services							$4,637,600	$4,637,600
Net loss						$(15,809,603)		$(15,809,603)

Balance, December 31, 2014	23,235,441	$23,235			$43,108,752	$(31,650,561)	$7,636,320	$19,117,745

Issuance of common stock for cash	4,931,250	$4,931			$1,295,069			$1,300,000
Issuance of preferred stock for cash			135,000	$135	$13,499,865			$13,500,000
Issuance of common stock for services	2,447,696	$2,448			$2,649,056			$2,651,504
Issuance of common stock - mineral interests	30,000	$30			$26,370			$26,400
Issuance of common stock in warrant exercise	65,000	$65			$113,685			$113,750
Issuance of common stock for note interest	162,860	$163			$162,697			$162,860
Issuance of common stock for preferred dividends	577,140	$577			$809,169			$809,746
Accounting Value of Dividend (No RE)					$(809,746)			$(809,746)
Preferred dividends paid in cash					$(120,427)			$(120,427)
Warrants issued with promissory notes							$467,800	$467,800
Warrants issued in private placement								$-
Warrants issued for services								$-
Common stock issued in conversion of notes	1,600,000	$1,600			$1,148,400			$1,150,000
Common stock issued in part payment of bonuses	30,000	$30			$39,870			$39,900
Common stock issued in conversion of preferred stock	86,957	$87			$99,913			$100,000
Preferred stock cancelled in conversion			(1,000)	$(1)	$(99,999)			$(100,000)
Warrants issued for services					$(1,222)		$8,226,841	$8,225,619
Net loss						$(43,252,878)		$(43,252,878)

Balance, December 31, 2015	33,166,344	$33,168	134,000	$134	$61,921,450	$(74,903,439)	$16,330,961	$3,382,274

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
	Year	Year
	Ended	Ended
	December 31, 2015	December 31, 2014
Cash Flows From Operating Activities
Net (loss)	$(43,252,878)	$(15,809,603)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	11,265,926	5,644,028
Accretion of convertible note discounts	1,395,103	5,771,050
Impairment expense	25,674,123	447,084
Depreciation, depletion and amortization	930,934	2,736,562
Loss on sale of assets	24,479	-
Income - cancellation of debt		(22,748)
Change in:
Accounts receivable	(187,305)	133,851
Note receivable	515,135	(515,748)
Production revenue receivable	11,118	(210,435)
Prepayment of development costs	(290,398)	(20,602)
Prepaid expenses	(9,142)	(20,490)
Debt issuance costs	-	(185,875)
Other assets	(8,860)	(3,506)
Accounts payable and accrued liabilities	1,024,098	3,180,467
Due to working interest owners	29,925	(507,045)
Asset retirement obligation	(948)	11,170
Interest payable	469,241	84,513
Capitalized interest	(705,561)	(371,116)
Net cash provided by (used) in operating activities	(3,115,010)	341,557

Cash Flows From Investing Activities
Investment in oil and gas properties	(4,518,239)	(18,591,329)
Acquisition of office equipment	(1,191)	(53,960)
Proceeds from sale of Leases	2,851,918	-
Net cash used in investing activities	(1,667,512)	(18,645,289)

Cash Flows From Financing Activities
Proceeds from sale of common stock	1,300,000	10,632,791
Proceeds from sale of preferred stock	13,500,000	-
Payment of preferred stock dividends	(120,427)	-
Repayment of convertible notes	(8,859,011)	-
Proceeds from warrant exercise	113,750	744,282
Proceeds from promissory notes	539,916	5,384,991
Repayment of promissory notes	(844,893)	(90,258)
Net cash provided by financing activities	5,629,335	16,671,806

Net increase (decrease) in cash	846,813	(1,631,926)
Cash - beginning of period	179,787	1,811,713

Cash - end of period	$1,026,600	$179,787

Supplemental disclosure of cash flow information:
Non cash transactions:
Common stock issued for services	$2,651,504	$933,977
Common stock issued for mineral interests	$26,400	$5,136,879
Warrants issued for services	$8,225,619	$4,716,365
Common stock issued in conversion of promissory notes	$1,150,000	$2,185,535
Common stock issued for unpaid compensation	$39,900	$0
Warrants issued in connection with promissory notes	$467,800	$634,354
Beneficial conversion feature on promissory notes	$-	$195,466
Common stock issued in warrant exercises	$113,750	$1,277,500
Cash paid for interest	$919,272	$1,243,816

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

At December 31, 2015, the Company had not yet achieved profitable operations. We had a net loss of approximately $43.2 million for the year ended December 31, 2015 and had accumulated losses of $74,903,439 since its inception and expects to incur further losses in the development of its business.  Working Capital as of December 31, 2015 was negative $478,141. The Company’s ability to continue as a going concern is dependent on its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Planned Divestiture of Hunton Assets
Management has announced that they are seeking to divest certain of our Hunton assets located in Logan and Kingfisher Counties, Oklahoma.  The Company is actively marketing these assets to potential buyers. These assets include lease rights and current production. As of March 30, 2016 negotiations and documentation of the sale of the Company’s Cimarron assets in Oklahoma is nearing completion.

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of December 31, 2015 and December 31, 2014 no valuation allowance was considered necessary.

As of December 31, 2015, the Company had a $419,839 account receivable from Husky Ventures for the estimated balance of the sale proceeds from the sale of the Chisholm Trail properties in fourth quarter, 2016. The Chisholm Trail properties were sold to Husky Ventures who then included them with the Husky interests in Chisholm Trail and then entered into a sale agreement with Gastar Exploration Inc. for the combined Torchlight and Husky interests. Receipt of the balance of the sale proceeds was subject to final determination of mineral lease classification and was to occur by February 28, 2016. The account receivable is not collected as of March 30, 2016.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized.  During years ended December 31, 2015 and 2014, the Company capitalized $705,561 and $371,116, respectively, of interest on unevaluated properties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption which is based on the unweighted arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs. The Company recognized impairment of $22,438,114 on its oil and gas properties during the three months ended June 30, 2015 and an additional impairment at December 31, 2015 of $3,236,009 for a total impairment adjustment for 2015 of $25,674,123. No impairment was recognized at December 31, 2014. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur. Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place. Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.

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

Gains and losses on the sale of oil and gas properties are not generally reflected in income unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves. Sales of less than 100% of the Company’s interest in the oil and gas property are treated as a reduction of the capital cost of the field, with no gain or loss recognized, as long as doing so does not significantly affect the unit-of-production depletion rate. Costs of retired equipment, net of salvage value, are usually charged to accumulated depreciation.

The Company’s sale of the Chisholm Trail properties in fourth quarter, 2016 transferred approximately 27% of reserve value which represents a significant alteration of the relationship of reserves to capitalized costs. The $24,479 loss on the sale of the Chisholm Trail properties is, therefore, presented on the Statement of Operations.

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

Subsequent events – The Company evaluated subsequent events through March 30, 2016, the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

4. RELATED PARTY PAYABLES

As of December 31, 2015, related party payables consisted of accrued and unpaid compensation to two of our executive officers totaling $90,000 and $40,000 in deferred Director Fee payable to one of our Directors, Mr. Edward J. Devereaux who elected to receive $50,000 in cash when funds are available and $50,000 in common stock (amounting to 21,834 shares). As of December 31, 2015 $10,000 had been paid to Mr. Devereaux.

On November 4, 2014, Eunis L. Shockey loaned us $500,000 under a 30 day promissory note.  The promissory note accrues interest at an annual rate of 10%.  The balance of the note at December 31, 2015 was $205,000. The due date of the note has been extended to March 31, 2016.

5. COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of December 31, 2015 and 2014, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. STOCKHOLDERS’ EQUITY

During the years ended December 31, 2015 and 2014, the Company issued 4,931,250 and 2,989,655 shares of common stock, respectively, for cash of $1,300,000 and $10,632,791.

During the years ended December 31, 2015 and 2014, the Company issued 135,000 and -0- shares of preferred stock, respectively, for cash of $13,500,000 and $-0-.

During the year ended December 31, 2015, the Company paid dividends on preferred stock in cash of $120,427. In addition 577,140 shares of common stock were issued for dividends on preferred stock.

During the years ended December 31, 2015 and 2014, the Company issued 2,477,696 and 450,180 shares of common stock, respectively, as compensation for services, with total values of $2,651,504 and $934,428.

During the years ended December 31, 2015 and 2014, the Company issued 7,015,779 and 1,847,500 warrants, respectively, as compensation for services, with total values of $7,797,619 and $4,637,600.

During the year ended December 31, 2015 and 2014, the Company issued 770,000 and -0- warrants, respectively, in connection with financing transactions, with total values of $368,300 and $-0-.

During the year ended December 31, 2015 the Company issued 2,615,676 warrants in connection with the issuance of preferred stock.

During the year ended December 31,2015,the Company issued 750,000 warrants in connection with the acquisition of lease interests with total value of $527,500.

During the year ended December 31, 2015 and 2014, the Company issued 30,000 and 1,781,595 shares of common stock, respectively, as acquisition of lease interests valued at $26,400 and $5,136,879.

During the year ended December 31, 2015 and 2014 the Company issued 1,600,000 and 1,248,877 shares of common stock, respectively, in conversions of Notes Payable valued at $1,150,000 and $2,185,535.

During the years ended December 31, 2015 and 2014, the Company issued 162,860 and 5,869 shares of common stock, respectively, for interest on notes payable of $162,860 and $10,270.

During the year ended December 31, 2015 and 2014 the Company issued 65,000 and 623,369 shares of common stock, respectively, resulting from Warrant exercises for consideration totaling $113,750 and $1,277,500.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. STOCKHOLDERS’ EQUITY - continued

A summary of stock options and warrants outstanding as of December 31, 2015 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2016	2017	2018	2019	2020	Total

$0.50			800,000			800,000
$1.00	-	150,000	-	-		150,000
$1.40					1,704,346	1,704,346
$1.57					3,750,000	3,750,000
$1.73			100,000			100,000
$1.75	1,135,714	-	-	-		1,135,714
$1.79					225,000	225,000
$1.80					850,000	850,000
$2.00	1,035,271	126,000	1,696,380	-		2,857,651
$2.03			2,000,000			2,000,000
$2.09	-	-	2,800,000	-		2,800,000
$2.23					911,330	911,330
$2.29			120,000			120,000
$2.31			500,000			500,000
$2.50	100,000	-	-	80,779		180,779
$2.82	-	-	38,174	-		38,174
$3.00	100,000	-	-	-		100,000
$3.50				15,000		15,000
$4.50	-	-	-	700,000		700,000
$5.00	8,391	190,000	-	-		198,391
$6.00	-	-	577,501	327,675		905,176
$7.00	-	-	-	700,000		700,000
	2,379,376	466,000	8,632,055	1,823,454	7,440,676	20,741,561

As of the date of this filing, 99,200 of the warrants exercisable in 2016 have expired.

At December 31, 2015 the Company had reserved 20,741,561 shares for future exercise of warrants.

Warrants issued in relation to the promissory notes issued (see note 9) were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued are as follows:

Risk-free interest rate	0.78%
Expected volatility of common stock	191% - 253%
Dividend yield	0.00%
Discount due to lack of marketability	20-30%
Expected life of warrant	3 years - 5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. CAPITALIZED COSTS

The following table presents the capitalized costs of the Company as of December 31, 2015 and December 31, 2014:

	2015	2014

Evaluated costs subject to amortization	$24,177,851	$24,276,483
Unevaluated costs	9,677,425	14,152,415
Accumulated impairment expense	(22,783,989)	-
Total capitalized costs	11,071,287	38,428,898
Less accumulated depreciation, depletion and amortization	(4,013,616)	(3,930,217)
Net capitalized costs	$7,057,671	$34,498,681

Unevaluated costs as of December 31, 2015 consisted of $696,949 associated with the Company’s interest in the Coulter #1 well. The Coulter is a non-core, non-producing asset which we will attempt to monetize by sale of the lease. We presently have approximately 940 acres.

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

The following is a reconciliation between the federal income tax benefit computed at the statutory federal income tax rate of 34% and actual income tax provision for the years ended December 31, 2015 and December 31, 2014:

	Year ended	Year ended
	Dec. 31, 2015	Dec. 31, 2014
Federal income tax benefit at statutory rate	$(14,705,979)	$(5,626,540)
Permanent Differences	4,127	511,184
Other	(587,126)	894,181
Change in valuation allowance	15,288,978	4,221,175
Provision for income taxes	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES - continued

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2015 and December 31, 2014 are as follows:

	Dec. 31, 2015	Dec. 31, 2014
Deferred tax assets:
Net operating loss carryforward	$11,443,389	$8,190,580
Accruals	30,600	30,600
Reserves	5,883,263	2,952,364
Deferred tax liabilities:
Intangible drilling and other costs for oil and gas properties	7,240,011	(1,865,259)
Net deferred tax assets and liabilities	24,597,263	9,308,285
Less valuation allowance	(24,597,263)	(9,308,285)
Total deferred tax assets and liabilities	$-	$-

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $33,657,027 and $24,089,942 at December 31, 2015 and December 31, 2014, respectively.  The federal net operating loss carryforward will begin to expire in 2030.  Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards.  The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

9. PROMISSORY NOTES

Series “A” Convertible Notes issued by the Company during 2012 through 2014 having a total outstanding principal balance of $8,117,598 plus interest, were due in full at their maturity date of March 31, 2015. The notes were paid in full on June 9, 2015. During the quarter ended June 30, 2014, the Company issued $3,197,500 in principal value of 12% Series B Convertible Unsecured Promissory Notes. The 12% Notes are due and payable on June 30, 2017 and provide for conversion into common stock at a price of $4.50 per share and included the issuance of one warrant for each $22.50 of principal amount purchased.  The Company issued a total of 142,111 of these five-year warrants to purchase common stock at an exercise price of $6.00 per share.  The value of the warrant shares was $405,016 and the amount recorded for the beneficial conversion feature was $195,466.  These amounts were recorded as a discount on the 12% Notes.

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

Notes Payable within one year

The Company is obligated on a short term note payable totaling $129,741 as of December 31, 2015. The note is due with interest at its maturity date December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through December 31, 2015:

Asset retirement obligation – December 31, 2014	$35,951
Estimated liabilities recorded	-
Accretion Expense	1,107
Asset retirement obligation – March 31, 2015	$37,058
Estimated liabilities recorded	-
Accretion Expense	819
Removal of ARO for wells sold	(1,152)
Asset retirement obligation – June 30, 2015	$36,725
Estimated liabilities recorded	-
Accretion Expense	819
Asset retirement obligation – September 30, 2015	$37,544
Estimated liabilities recorded	-
Accretion Expense	747
Removal of ARO for wells sold	(9,208)
Asset retirement obligation – December 31, 2015	$29,083

11. SUBSEQUENT EVENTS

Planned Divestiture of Hunton Project

The Company previously announced that it is seeking to divest certain of our Hunton assets located in Logan and Kingfisher Counties, Oklahoma.  The Company is actively marketing these assets to potential buyers. These assets include lease rights and current production. As of March 30, 2016 negotiations and documentation of the sale of the Company’s Cimarron assets in Oklahoma is nearing completion.

UNAUDITED SUPPLEMENTARY INFORMATION

December 31, 2015 and 2014

Investment in oil and gas properties for 2015 is detailed as follows:

	2015	2014
Property acquisition costs	$-	$7,222,793
Development costs	$4,518,239	$11,368,536
Exploratory costs	$-0-	$-0-

Totals	$4,518,239	$18,591,329

Oil and Natural Gas Reserves

Reserve Estimates

SEC Case. The following tables sets forth, as of December 31, 2015, our estimated net proved oil and natural gas reserves, the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves and our estimated net probable oil and natural gas reserves, each prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”).  All of our reserves are located in the United States.

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

Our PV-10 at December 31, 2015 and 2014 is materially reconciled to our Standardized Measure of discounted cash flows at those dates by reducing the PV-10 by the discounted future income taxes associated with such reserves. The discounted future income taxes at December 31, 2015 and 2014, respectively, were $4,892,262 and $678,904.

The estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2015. For purposes of determining prices, we used the average of prices received for each month within the 12-month period ended December 31, 2015, adjusted for quality and location differences, which was $41.59 per barrel of oil and $2.59 per MCF of gas.  This average historical price is not a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

UNAUDITED SUPPLEMENTARY INFORMATION - continued

	December 31, 2015			December 31, 2015
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	14,210	34,400	19,943	$322	$280
Proved Nonproducing	40,170	0	40,170	$860	$763
Total Proved	54,380	34,400	60,113	$1,182	$1,043

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$5,935
Probable Undeveloped	0	0	0	$-	$-

	December 31, 2014			December 31, 2014
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	120,000	687,000	234,500	$9,909	$7,670
Proved Nonproducing	794,400	3,104,000	1,311,733	$32,585	$16,026
Total Proved	914,400	3,791,000	1,546,233	42,494	23,696

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$23,019
Probable Undeveloped	912.400	0	912,400	$22,779	$8,558

BOE equivalents are determined by combining barrels of oil with MCF of gas divided by six.

The decrease of 1,271,563 BOE (998,333 for our Hunton Project and 273,230 for our Marcelina Project) in proved  nonproducing reserves comes from the third party engineering studies of the Cimarron and Chisholm Trail AMI's in Oklahoma and engineering studies for our Marcelina Project.

No reserve value for the Ring Project is included in 2014 reserve tables presented above since the company believes this project is still considered to be in the testing phase.

UNAUDITED SUPPLEMENTARY INFORMATION - continued

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Years Ended December 31, 2015 and 2014

The following table sets forth the Company’s net proved reserves, including changes, and proved developed reserves:

	2015		2014
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
TOTAL PROVED RESERVES:
Beginning of period	914,400	3,790,650	1,043,161	3,139,594
Acquisition	-	-	-	-
Extensions and discoveries	-	-	312,579	-
Divestiture of reserves	(394,400)	(2,483,950)	-	-
Revisions of previous estimates	(441,413)	(1,176,999)	(388,485)	821,150
Production	(24,207)	(95,301)	(52,855)	(170,094)
End of period	54,380	34,400	914,400	3,790,650

PROVED DEVELOPED RESERVES
Proved producing	14,210	34,400	102,479	488,410
Proved nonproducing	40,170	-	17,521	198,710
Total	54,380	34,400	120,000	687,120

Total PUD	-	-	794,400	3,103,530

The decrease attributable to divestiture of reserves is from the sale of Oklahoma properties - the Chisholm Trail properties in fourth quarter, 2015 and the pending sale of the Cimarron properties in first quarter, 2016. The pending sale of the Cimarron resulted in no reserve value recorded at December 31, 2015 for the Cimarron properties.

The downward revisions of previous estimates of 441,413 Bbls and 1,176,999 MCF results primarily from 2015 reserve report calculations for the Company’s properties driven by industry conditions, particularly the decline in product prices, which further causes future development of properties to be uneconomic resulting in no PUD value for 2015.

UNAUDITED SUPPLEMENTARY INFORMATION - continued

Standardized Measure of Oil & Gas Quantities
Year Ended December 31, 2015 & 2014

The standardized measure of discounted future net cash flows relating
to proved oil and natural gas reserves is as follows :	2015	2014

Future cash inflows	$2,410,202	$106,027,440
Future production costs	(1,169,591)	(30,383,390)
Future development costs	(58,575)	(33,148,780)
Future income tax expense	5,818,722	(978,776)
Future net cash flows	7,000,758	41,516,494
10% annual discount for estimated
timing of cash flows	(1,065,570)	(18,497,528)
Standardized measure of discounted future
net cash flows related to proved reserves	$5,935,188	$23,018,966

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows :

Balance, beginning of year	$23,018,966	$19,690,598
Sales and transfers of oil and gas produced during the period	(762,423)	(4,310,813)
Net change in sales and transfer prices and in production (lifting) costs related to future production	(18,010,821)	(9,497,301)
Net change due to sales of reserves	(14,026,302)	-
Net change due to purchases of minerals in place	-	-
Net change due to extensions and discoveries	-	14,340,815
Changes in estimated future development costs	19,563,576	(13,990,412)
Previously estimated development costs incurred during the period	357,033	15,980,816
Net change due to revisions in quantity estimates	(11,062,826)	(12,814,002)
Other	(858,606)	2,487,713
Accretion of discount	2,146,235	4,715,661
Net change in income taxes	5,570,356	6,415,891
Balance, end of year	$5,935,188	$23,018,966

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

UNAUDITED SUPPLEMENTARY INFORMATION - continued

Reserve Estimation Process, Controls and Technologies

The reserve estimates, including PV-10 estimates, set forth above were prepared by Crest Engineering Services Inc. with respect to the Company’s Marcelina Creek Project in Texas, and PeTech Enterprises, Inc. for the Company’s properties in Oklahoma.  A copy of their full reports with regard to our reserves is attached as Exhibit 99.1 to this annual report on Form 10-K.  These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

 We do not have any employees with specific reservoir engineering qualifications in the company.  Our Chairman and Chief Executive Officer worked closely with Crest Engineering Services Inc. and PeTech Enterprises Inc. in connection with their preparation of our reserve estimates, including assessing the integrity, accuracy, and timeliness of the methods and assumptions used in this process.

CREST Engineering Services, Inc. (CREST) is an independent petroleum engineering company specializing in the evaluation and appraisal of oil and gas reserves. CREST has been employed as an independent provider of these services specifically to provide the appraisal on behalf of us. Neither CREST, nor any of its individual engineers or consultants,  own an interest in either the Company, or any of the properties subject to this evaluation and does not anticipate any future ownership. Waterson Calhoun, P.E. is a petroleum engineer registered with the Texas State Board of Professional Engineers with over 20 years of industry experience providing evaluation services. Mr. Calhoun is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. Mr. Calhoun founded CREST Engineering Services Inc. in 1995 providing evaluation services on behalf of individuals, client companies and lending institutions.

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

Results of Operations for Oil and Gas Producing Activities
For the Year Ended December 31, 2015	Total	Texas	Oklahoma	Kansas

Oil and Gas revenue	$1,628,034	$331,314	$1,214,169	$82,551

Production costs	814,078	296,639	440,494	76,945
Depreciation, depletion, and amortization	930,934	270,736	650,638	9,560
Exploration expenses	-	-	-	-
	1,745,012	567,375	1,091,132	86,505

Income tax expense	-	-	-	-

Results of Operations (excluding corporate overhead
and interest costs)	$(116,978)	$(236,061)	$123,037	$(3,954)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure,

Changes in internal control over financial reporting

During the year ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position(s) and Office(s)
John A. Brda	51	Chief Executive Officer, Secretary and Director
Willard G. McAndrew III	61	Chief Operating Officer and Director
Roger N. Wurtele	69	Chief Financial Officer
Jerry D. Barney	69	Director
Edward J. Devereaux	73	Director
Eunis L. Shockey	79	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2015, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2015, with the exception of (i) a Form 4 that John Brda, our President and CEO, filed late; (ii) a Form 4 that Willard McAndrew, our COO, filed late; (iii) a Form 4 that Roger Wurtele, our CFO, filed late; (iv) two Form 4’s that Eunis L. Shockey, a director, filed late; (v) a Form 4 and two Form 4/A’s that Edward Devereaux, a director, filed late; (vi) a Form 4 that Jerry Barney, a director, filed late; (vii) two Form 4’s that Robert Kenneth Dulin, a significant beneficial stockholder, filed late; and (viii) a Form 3 and a Form 4 that Greg McCabe, a significant beneficial stockholder, filed late.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Audit Committee

We maintain a separately-designated standing audit committee.  The Audit Committee currently consists of our three independent directors, Eunis L. Shockey, Jerry D. Barney and Edward J. Devereaux. Mr. Devereaux is the Chairman of the Audit Committee, and the Board of Directors has determined that he is an audit committee financial expert as defined in Item 5(d)(5) of Regulation S-K. The primary purpose of the Audit Committee is to oversee our accounting and financial reporting processes and audits of our financial statements on behalf of the Board of Directors. The Audit Committee meets privately with our management and with our independent registered public accounting firm and evaluates the responses by our management both to the facts presented and to the judgments made by our outside independent registered public accounting firm.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2015 and 2014 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers.

Summary Executive Compensation Table

	Year	Salary	Bonus	Stock	Option		Non-Equity	Change in	All Other	Total
		($)	($)	Awards	Awards		Incentive	Pension	Compensation	($)
				($)	($)		Plan	Value	($)
					(A)		Compensation	and
Name and							($)	Nonqualified
Principal								Deferred
Position								Compensation
								($)
Thomas Lapinski	2015	-	-	-	-		-	-	-	-
Former CEO (1)	2014	$180,000	-	-	-		-	-	-	$180,000

John A. Brda	2015	$337,500	-	-	$1,530,000	(2)	-	-	-	$1,867,500
President and CEO	2014	$300,000	-	-	-		-	-	-	$300,000

Willard G. McAndrew III	2015	$337,500	-	-	$1,530,000	(2)	-	-	-	$1,867,500
COO	2014	$300,000	-	-	-		-	-	-	$300,000

Roger Wurtele	2015	$202,500	-	-	$765,000	(2)	-	-	-	$967,500
CFO	2014	$180,000	-	-	-		-	-	-	$180,000

(A)           Stock Value as applicable is determined using the Black Scholes Method.

(1)           As of December 30, 2014, Mr. Lapinski no longer served as Chief Executive Officer.

(2)           On June 11, 2015, we granted new stock option awards to our executive officers, as follows: (i) 3,000,000 stock options to John Brda, President and Chief Executive Officer; (ii) 3,000,000 stock options to Willard McAndrew, Chief Operating Officer; and (iii) 1,500,000 stock options to Roger Wurtele, Chief Financial Officer. The options were granted under our 2015 Stock Option Plan which plan was approved by stockholders on September 9, 2015.  The options are subject to a two-year vesting schedule with one-half vesting immediately, one-fourth vesting after one year of the grant date, and the remaining one-fourth vesting after the second year, provided however that the options will be subject to earlier vesting under certain events set forth in the 2015 Stock Option Plan, including without limitation a change in control.

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

ITEM 11. EXECUTIVE COMPENSATION - continued

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

Employment Agreements

On June 16, 2015, we entered into new five-year employment agreements with each of John Brda, our President and Chief Executive Officer; Willard McAndrew, our Chief Operating Officer; and Roger Wurtele, our Chief Financial Officer.  Under the new agreements, which replace and supersede their prior employment agreements, each individual’s salary was increased by 25%, so that the salaries of Messrs. Brda, McAndrew and Wurtele are $375,000, $375,000 and $225,000, respectively, provided these salary increases will accrue unpaid until such time as management believes there is adequate cash for such increases.  Each individual will be eligible for a bonus, at the Compensation Committee’s discretion, of up to two times his salary and be eligible for any additional stock options, as deemed appropriate by the Compensation Committee.  Each agreement provides that if we (or our successor) terminate the employee upon the occurrence of a change in control, the employee will be paid in one lump sum his salary and any bonus or other amounts due through the end of the term of the agreement.  Each employment agreement has a covenant not to compete.

Outstanding Equity Awards at Fiscal Year End

The following table details all outstanding equity awards held by our named executive officers at December 31, 2015:

	Option Awards
	Number of		Number of		Equity Incentive
	Securities		Securities		Plan Awards: Number of
	Underlying		Underlying		Securities
	Unexercised		Unexercised		Underlying	Option
	Options		Options		Unexercised	Exercise	Option
	(#)		(#)		Unearned Options	Price	Expiration
Name	Exercisable		Unexercisable		(#)	($)	Date

John A. Brda	245,000		-		-	$2.00	9/4/2018
	1,500,000	(5)	1,500,000	(5)	-	$1.57	6/11/2020

Willard G. McAndrew III	900,000		-		-	$2.09	4/15/2018
	1,500,000	(1) (2)	-		-	$2.09	9/9/2018
	1,500,000	(5)	1,500,000	(5)	-	$1.57	6/11/2020

Roger Wurtele	300,000	(3) (4)	-		-	$2.09	10/10/2018
	750,000	(5)	750,000	(5)	-	$1.57	6/11/2020

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
(5)    The options were awarded on June 11, 2015. The options were granted under our 2015 Stock Option Plan which plan was approved by stockholders on September 9, 2015.  The options are subject to a two-year vesting schedule with one-half vesting immediately, one-fourth vesting after one year of the grant date, and the remaining one-fourth vesting after the second year, provided however that the options will be subject to earlier vesting under certain events set forth in the 2015 Stock Option Plan, including without limitation a change in control.

ITEM 11. EXECUTIVE COMPENSATION - continued

Compensation of Directors

At present, we do not pay our directors for attending meetings of the Board of Directors, although we may adopt a director compensation policy in the future. We have no standard arrangement pursuant to which directors are compensated for any services they provide or for committee participation or special assignments.  We did, however, provide compensation of $100,000 to  directors in the form of restricted common stock or cash, at their individual option during the year ended December 31, 2015. No Director compensation was paid in 2014.

Summary Director Compensation Table

Compensation to directors during the year ended December 31, 2015 was as follows:

	Fees Earned				Option Awards		Nonqualified
	Paid					Non-Equity	Deferred	All
	in		Stock		Option	Incentive Plan	Compensation	Other
	Cash		Awards		Awards	Compensation	Earnings	Compensation	Total
Name	($)		($) (A)		($)	($)	($)	($)	($)

Jerry Barney	-		100,000	(1)	-	-	-	-	$100,000
Edward Devereaux	$50,000	(1)	50,000	(1)	-	-	-	-	$100,000
Eunis L. Shockey	-		100,000	(1)	-	-	-	-	$100,000

(1)  On June 30, 2015, the Board of Directors approved paying its independent members of the Board of Directors $100,000 as director compensation for the time, commitment and service rendered by the Directors, payable, at the election of each director, either (i) in common stock of the Company, based upon the closing price of our common stock as of June 30, 2015, plus $0.05 (equaling $2.29 per share), (ii) in cash when funds are deemed available, or (iii) in a combination thereof.  It was provided that if any director elected for us to pay him in common stock, the issuance of such shares would be subject to stockholder approval.  Of our independent directors, Jerry D. Barney and Eunis L. Shockey both elected to receive all $100,000 in such compensation in common stock (amounting to 43,668 shares, each), and Edward J. Devereaux elected to receive $50,000 in cash when funds are available and $50,000 in common stock (amounting to 21,834 shares).  Stockholders approved these stock issuances to these directors on September 9, 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 24, 2016, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. The table includes these persons’ beneficial ownership of common stock. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Torchlight Energy Resources, Inc., 5700 W. Plano Parkway, Suite 3600, Plano, Texas 75093.  We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 35,050,806 shares of common stock outstanding at March 24, 2016. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 24, 2016 and shares of common stock issuable upon conversion of other securities held by that person that are currently convertible or convertible within 60 days of March 24, 2016. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Shares Beneficially Owned

	Common Stock
Name of beneficial owner	Shares		% of Class

John A. Brda	4,262,000	(1)	11.58
President, CEO, Secretary and Director

Willard G. McAndrew III	3,900,000	(2)	10.01
COO and Director

Roger N. Wurtele	1,050,000	(3)	2.91
Chief Financial Officer

Jerry D. Barney	88,668	(4)	*
Director

Edward J. Devereaux	58,834		*
Director

Eunis L. Shockey	697,668	(5)	1.96
Director

All directors and executive officers as a group (six persons)	10,057,170		23.73

Thomas Lapinski	3,165,000	(6)	8.97

Robert Kenneth Dulin (7)	4,194,432	(8)	11.18

Zenith Petroleum Corporation (9)	1,908,356		5.44

Greg McCabe (10)	8,002,172	(11)	20.68

David Moradi (12)	2,585,851	(13)	7.18	(14)

(1)
Includes 187,000 shares of common stock and stock options that are exercisable into 1,745,000 shares of common stock, both held individually by Mr. Brda.  Also includes 2,330,000 shares of common stock held by Brda & Company LLC.  Mr. Brda is the sole owner and Managing Director of this entity and has voting and investment authority over the shares held by it.

(2)
Includes stock options that are exercisable into 1,500,000 shares of common stock held individually by Mr. McAndrew. Also includes securities held by WMDM Family, Ltd., including warrants that are exercisable into 900,000 shares of common stock and stock options that are exercisable into 1,500,000 shares of common stock. The general partner and 1% owner of WMDM Family, Ltd. is a limited liability company of which Mr. McAndrew is the manager. He has voting and investment authority over the shares held by WMDM Family, Ltd.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - continued

(3)
Includes stock options that are exercisable into 750,000 shares of common stock held individually by Mr. Wurtele. Also includes stock options held by Birch Glen Investments Ltd. that are exercisable into 300,000 shares of common stock.   Mr. Wurtele and his wife together hold a 98% interest in the general partner of Birch Glen Investments Ltd., and Mr. Wurtele shares voting and investment authority over the shares held by Birch Glen Investments Ltd.  Additionally, the general partner and 1% owner of WMDM Family, Ltd. (see footnote “(2)” above) is a limited liability company which is owned by a trust of which Mr. Wurtele is the trustee.  Securities held by WMDM Family, Ltd. are not included, however, because Mr. Wurtele is not deemed to have voting or investment authority over the shares held by WMDM Family, Ltd.

(4)
Includes (a) 68,668 shares of common stock held individually by Dr. Barney; and (b) a Series A Warrant that is exercisable into 20,000 shares of common stock held by an entity that is wholly-owned by the Barney 2012 Children’s Trust.  Dr. Barney is a beneficiary of the Barney 2012 Children’s Trust and historically has had influence over decisions made by the trustee who has voting and investment authority over the shares held by the trust.

(5)	Includes 77,668 shares of common stock and warrants that are exercisable into 620,000 shares of common stock.

(6)	Includes 2,920,000 shares of common stock and stock options that are exercisable into 245,000 shares of common stock. Mr. Lapinski’s address is 2007 Enterprise Avenue, League City, Texas 77573.

(7)	Address: 8449 Greenwood Drive, Niwot, Colorado, 80503.

(8)
Includes (a) securities held individually by Robert Kenneth Dulin, including (i) 27,000 shares of common stock and (ii) warrants that are exercisable into 150,000 shares of common stock; (b) 243,360 shares of common stock held in trust for the benefit of immediate family members of Mr. Dulin; (c) securities held by Sawtooth Properties, LLLP (“Sawtooth”), including (i) 600,000 shares of common stock, (ii) warrants that are exercisable into 234,745 shares of common stock and (iii) Series A Convertible Preferred Stock (“Series A Preferred”) that is convertible into 260,870 shares of common stock; (d) securities held by Black Hills Properties, LLLP (“Black Hills”), including (i) 125,000 shares of common stock, (ii) warrants that are exercisable into 189,956 shares of common stock and (iii) Series A Preferred that is convertible into 434,782 shares of common stock; (e) securities held by Pine River Ranch, LLC (“Pine River”), including (i) 120,000 shares of common stock, (ii) warrants that are exercisable into 450,024 shares of common stock and (iii) Series A Preferred that is convertible into 608,695 shares of common stock; and (f) securities held by Pandora Energy, LP (“Pandora”), including warrants that are exercisable into 750,000 shares of common stock.  Mr. Dulin is trustee/custodian of each of the trusts and/or accounts referenced in “(b)” above and has voting and investment authority over the shares held by them. Mr. Dulin is the Managing Partner of Sawtooth Properties, LLLP, the Managing Partner of Black Hills, the Managing Member of Pine River, and the General Partner of Pandora, and he has voting and investment authority over the shares held by each entity.  Each holder of shares of Series A Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Preferred could be converted.  Presently, all issued and outstanding shares of Series A Preferred are convertible at the election of the holder.

(9)	Address: 7790 E. Arapahoe Rd., #190, Centennial, Colorado 80112.

(10)	Address: 500 West Texas Ave., Suite 890, Midland, Texas 79701.

(11)
Includes (a) 4,350,000 shares owned beneficially and of record by Mr. McCabe, (b) 2,608,695 shares issuable upon conversion of shares of Series A Preferred held by Mr. McCabe, (c) 521,739 shares issuable upon exercise of warrants held by Mr. McCabe and (d) 521,738 shares beneficially held by G Mc Exploration, LLC (“GME”) (comprised of 434,782 shares of common stock issuable upon conversion of shares of Series A Preferred and 86,956 shares of common stock issuable upon exercise of warrants), of which McCabe may be deemed to hold beneficial ownership as a result of his ownership of 50% of the outstanding membership interests of GME.  Each holder of shares of Series A Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Preferred could be converted.  Presently, all issued and outstanding shares of Series A Preferred are convertible at the election of the holder.

(12)	Address: 379 West Broadway, New York, New York 10012

(13)
This information is based on information in the Schedule 13G filed jointly by David Moradi and Anthion Partners II LLC on December 23, 2015. The Schedule 13G reports beneficial ownership of 2,585,851 shares of common stock for which each of Mr. Moradi and Anthion Partners II LLC have shared dispositive power and shared voting power.

(14)	This percentage is calculated based on the assumption that Anthion Partners II LLC owns 20,000 shares of Series B Convertible Preferred Stock that is convertible into 985,221 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 4, 2014, Eunis L. Shockey loaned us $500,000 under a 30 day promissory note.  The promissory note accrues interest at an annual rate of 10%.  The balance of the note at December 31, 2015 was $205,000. The due date of the note has been extended to March 31, 2016.

Director Independence

We currently have three independent directors on our Board, Jerry Barney, Edward Devereaux, and Eunis L. Shockey.  The definition of “independent” used herein is based on the independence standards of The NASDAQ Stock Market LLC.  The Board performed a review to determine the independence of Jerry Barney, Edward Devereaux, and Eunis L. Shockey and made a subjective determination as to each of these directors that no transactions, relationships, or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of Torchlight Energy Resources, Inc.  In making these determinations, the Board reviewed information provided by these directors with regard to each Director’s business and personal activities as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by Calvetti Ferguson, our independent registered public accountants, during the years ended December 31, 2015 and 2014.

	2015	2014
Audit Fees(1)	$101,758	$123,655
Audit Related Fees(2)	0	0
Tax Fees(3)	39,680	13,825
All Other Fees	0	17,704

Total Fees	$141,438	$155,184

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

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description

2.1	Share Exchange Agreement dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010.) *

3.1	Articles of Incorporation. (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

3.2	Certificate of Amendment to Articles of Incorporation dated December 10, 2014. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2015.) *

3.3	Certificate of Amendment to Articles of Incorporation dated September 15, 2015. (Incorporated by reference from Form 10-Q filed with the SEC on November 12, 2015.) *

3.4	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on January 12, 2011.) *

4.1	Certificate of Designation for Series A Convertible Preferred Stock (Incorporated by reference from Form 8-K filed with the SEC on June 9, 2015.) *

4.2	Certificate of Designation for Series B Convertible Preferred Stock (Incorporated by reference from Form 8-K filed with the SEC on September 30, 2015.) *

10.1
Agreement to Participate in Oil and Gas Development Joint Venture between Bayshore Operating Corporation, LLC and Torchlight Energy, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010) *

10.2	Purchase and Sale Agreement between Torchlight Energy Inc. and Xtreme Oil and Gas Inc..effective April 1, 2013. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2013)*

10.3	Development Agreement between Ring Energy, Inc. and Torchlight Energy Resources, Inc. (Incorporated by reference from Form 8-K filed with the SEC on October 22, 2013.) *

10.4	Coulter Limited Partnership Agreement dated January 10, 2012 (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.5	Promissory Note with Boeckman Well LLC dated May 1, 2013 and amendments thereto (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.6	Securities Purchase Agreement (form of), January 2014 (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.7	Registration Rights Agreement (form of), January 2014 (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2014.) *

10.8
Purchase Agreement with Hudspeth Oil Corporation, McCabe Petroleum Corporation and Greg McCabe dated August 7, 2014 (Incorporated by reference from Form 10-Q/A filed with the SEC on October 21, 2014.) *

10.9	Purchase and Sale Agreement between Torchlight Energy, Inc. and Zenith Petroleum Corporation (Incorporated by reference from Form 8-K filed with the SEC on June 10, 2014) *

10.10	Securities Purchase Agreement with Castleton Commodities Opportunities Master Fund, L.P. (Incorporated by reference from Form 8-K filed with the SEC on August 20, 2014) *

10.11
Purchase Agreement with Hudspeth Oil Corporation, McCabe Petroleum Corporation and Greg McCabe dated August 7, 2014 (Incorporated by reference from Form 10-Q/A filed with the SEC on October 21, 2014) *

10.12	12% Series B Unsecured Convertible Promissory Note (form of) (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2015.) *

ITEM 15. EXHIBITS - continued

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

10.19
Securities Purchase Agreement and Amendment to Securities Purchase Agreement (for Series B Convertible Preferred Stock) (Incorporated by reference from Form 10-Q filed with the SEC on November 12, 2015) *

10.20	Purchase and Sale Agreement with Husky Ventures, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 12, 2015) *

14.1	Code of Ethics (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

21.1	Subsidiaries

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

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

99.1	Report of CREST Engineering Services, Inc.

99.2	Report of PeTech Enterprises, Inc.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definitions Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torchlight Energy Resources, Inc.

/s/ John A. Brda
By: John A. Brda
President and Chief Executive Officer

Date:	March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Brda
John A. Brda	Director, President, Chief Executive Officer and Secretary (Principal Executive Officer)	March 30, 2016

/s/ Willard G. McAndrew III
Willard G. McAndrew III	Director and Chief Operating Officer	March 30, 2016

/s/ Roger N. Wurtele
Roger N. Wurtele	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2016

/s/ Jerry D. Barney
Jerry D. Barney	Director	March 30, 2016

/s/ Edward J. Devereaux
Edward J. Devereaux	Director	March 30, 2016

/s/ Eunis L. Shockey
Eunis L. Shockey	Director	March 30, 2016