Form 10-Q
period 2016-03-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2016-05-16
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2016

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

(214) 432-8002

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of May 11, 2016, there were 36,165,741 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015, and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with the company's ability to obtain additional capital in the future to fund planned expansion, the demand for oil and natural gas, general economic factors, competition in the industry and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “Torchlight,” “our,” and similar terms include Torchlight Energy Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$626,602	$1,026,600
Accounts receivable	499,841	741,653
Production revenue receivable	203,967	199,317
Note receivable	-	613
Prepayments - development costs	88,614	-
Prepaid expenses	-	38,776
Total current assets	1,419,024	2,006,959

Investment in oil and gas properties, net	9,253,184	7,057,671
Office equipment	39,772	43,110
Debt issuance costs, net	6,851	8,224
Other assets	48,299	72,082

TOTAL ASSETS	$10,767,130	$9,188,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,458,483	$1,114,409
Accrued liabilities	652,079	628,876
Related party payables	130,000	130,000
Note payable within one year - related party	128,125	205,000
Notes payable within one year	602,527	129,741
Due to working interest owners	108,451	103,364
Interest payable	283,493	173,710
Total current liabilities	4,363,158	2,485,100

Convertible promissory notes, (Series B) net of discount of $231,533 at March 31, 2016 and $277,911 at December 31, 2015	3,337,967	3,291,589
Asset retirement obligation	29,830	29,083

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, par value $.001, 10,000,000 shares authorized,
133,750 shares issued and outstanding	134	134
Common stock, par value $0.001 per share; 100,000,000 shares authorized;	35,219	33,168
35,216,205 issued and outstanding at March 31, 2016
33,166,344 issued and outstanding at December 31, 2015
Additional paid-in capital	62,832,108	61,921,450
Warrants outstanding	16,679,472	16,330,961
Accumulated deficit	(76,510,758)	(74,903,439)
Total stockholders' equity	3,036,175	3,382,274

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,767,130	$9,188,046

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2016	March 31, 2015
Revenue
Oil and gas sales	$194,235	$534,562
SWD and royalties	78	56,696

Cost of revenue	(105,998)	(230,897)

Gross income	88,315	360,361

Operating expenses:
General and administrative expense	951,285	688,711
Depreciation, depletion and amortization	621,972	494,475
Total operating expenses	1,573,257	1,183,186

Other income (expense)
Interest income	-	-
Interest and accretion expense	(122,376)	(1,391,442)
Total other income (expense)	(122,376)	(1,391,442)

Net loss before taxes	(1,607,318)	(2,214,267)

Provision for income taxes	-	-

Net (loss)	$(1,607,318)	$(2,214,267)

Loss per share:
Basic and Diluted	$(0.07)	$(0.12)
Weighted average shares outstanding:
Basic and Diluted	23,113,892	18,378,669

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
	Three	Three
	Months Ended	Months Ended
	March 31, 2016	March 31, 2015
Cash Flows From Operating Activities
Net (loss)	$(1,607,318)	$(2,214,267)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	82,922	(97,000)
Accretion of convertible note discounts	48,498	1,099,058
Depreciation, depletion and amortization	621,972	494,475
Change in:
Accounts receivable	241,812	(16,646)
Note receivable	613	(160)
Production revenue receivable	(4,650)	(160,516)
Prepayment of development costs	(88,614)	7,457
Prepaid expenses	38,776	29,634
Other assets	23,784	131
Accounts payable and accrued liabilities	1,367,276	1,946,804
Due to working interest owners	5,087	(643)
Asset retirement obligation	-	1,107
Interest payable	109,783	151,989
Capitalized interest	(41,912)	(205,341)
Net cash provided by (used) in operating activities	798,029	1,036,082

Cash Flows From Investing Activities
Investment in oil and gas properties	(1,481,507)	(1,507,162)
Proceeds from sale of Leases	-	270,000
Net cash used in investing activities	(1,481,507)	(1,237,162)

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	-
Proceeds from sale of preferred stock	-	-
Payment of preferred stock dividends	(112,430)	-
Proceeds from warrant exercise	-	-
Proceeds from promissory notes	505,652	33,381
Repayment of promissory notes	(109,742)	-
Net cash provided by financing activities	283,480	33,381

Net increase (decrease) in cash	(399,998)	(167,699)
Cash - beginning of period	1,026,600	179,787

Cash - end of period	$626,602	$12,088

Supplemental disclosure of cash flow information:
Non cash transactions:
Common stock issued for services	$53,173	$(94,500)
Common stock issued for lease interests	$971,966	$-
Warrants issued for services	$2,000	$4,000
Warrants issued in connection with promissory notes	$27,750	$-
Warrants issued in connection with lease interests	$318,761	$-
Reduction in accounts receivable for WI acquisition	$-	$101,058
Common stock issued in warrant exercises	$-	$-
Cash paid for interest	$34,741	$323,248

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

At March 31, 2016, the Company had not yet achieved profitable operations. We had a net loss of approximately $1.6 million for the quarter ended March 31, 2016 and had accumulated losses of $76,510,758 since our inception to March 31, 2016, and expect to incur further losses in the development of our business.  Working Capital as of March 31, 2016 was negative $2,944,134. The Company’s ability to continue as a going concern is dependent on its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plan to address the Company’s ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible; (3) participating in joint venture transactions with third parties; or (4) sale of assets.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Planned Divestiture of Hunton Project

Management has previously announced that they were seeking to divest certain of the Cimarron assets located in Logan and Kingfisher Counties, Oklahoma including lease rights and current production.  As of March 31, 2016 negotiations and documentation of the sale of the Company’s Cimarron assets in Oklahoma was nearing completion. The sale closed on April 29, 2016 with a sales price $750,000 and an effective date of May 1, 2016.

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of March 31, 2016 and December 31, 2015 no valuation allowance was considered necessary.

As of December 31, 2015, the Company had a $419,839 account receivable from Husky Ventures for the estimated balance of the sale proceeds from the sale of the Chisholm Trail properties in fourth quarter, 2015. The Chisholm Trail properties were sold to Husky Ventures who then included them with the Husky interests in Chisholm Trail and then entered into a sale agreement with Gastar Exploration Inc. for the combined Torchlight and Husky interests. Receipt of the balance of the sale proceeds was subject to final determination of mineral lease classification and was to occur by February 28, 2016. The account receivable was not collected as of March 31, 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized.  During the periods ended March 31, 2016 and March 31, 2015, the Company capitalized $41,912 and $205,341, respectively, of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption which is based on the unweighted arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs. The Company recognized impairment of $22,438,114 on its oil and gas properties during the three months ended June 30, 2015 and an additional impairment at December 31, 2015 of $3,236,009 for a total impairment adjustment for 2015 of $25,674,123. No impairment was recognized at March 31, 2016. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur. Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place. Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.

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

Subsequent events – The Company evaluated subsequent events through May 16, 2016, the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

4. RELATED PARTY PAYABLES

As of March 31, 2016, related party payables consisted of accrued and unpaid compensation to two of our executive officers totaling $90,000 and a Director Fee payable to one of our Directors, Mr. Edward J. Devereaux of $40.000. Mr. Devereaux elected to receive $50,000 of the Director Fee in cash when funds are available. As of March 31, 2016 $10,000 had been paid to Mr. Devereaux.

On November 4, 2014, Eunis L. Shockey, a member of the Board of directors, loaned us $500,000 under a 30 day promissory note.  The promissory note accrues interest at an annual rate of 10%.  The balance of the note at March 31, 2016 was $128,125. The due date of the note is December 31, 2016.

5. COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of March 31, 2016, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2016 the Company issued 59,297 shares of common stock as compensation for services, with total value of $53,173.

During the three months ended March 31, 2016 the Company issued 1,718,425 shares of common stock in connection with oil and gas lease related costs of $971,966.

During the three months ended March 31, 2016, the Company issued 21,739 shares of common stock in conversion of Preferred Stock valued at $25,000.

During the three months ended March 31, 2016, the Company issued 250,400 shares of common stock for dividends on preferred stock with an aggregate value of $287,960.

During the three months ended March 31, 2016, the Company vested 20,000 warrants as compensation for services, with a total value of $2,000.

During the three months ended March 31, 2016, the Company issued 637,525 warrants in connection with oil and gas lease related costs of $318,761.

During the three months ended March 31, 2016, the Company issued 37,500 warrants in connection with renewal of a loan from a Director valued at $27,750.

A summary of stock options and warrants outstanding as of March 31, 2016 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2016	2017	2018	2019	2020	Total

$0.50			800,000			800,000
$0.70					425,000	425,000
$1.00	-	150,000	-	212,525		362,525
$1.08				37,500		37,500
$1.40					1,704,346	1,704,346
$1.57					3,750,000	3,750,000
$1.73			100,000			100,000
$1.75	1,135,714	-	-	-		1,135,714
$1.79					225,000	225,000
$1.80					850,000	850,000
$2.00	936,071	126,000	1,696,380	-		2,758,451
$2.03			2,000,000			2,000,000
$2.09	-	-	2,800,000	-		2,800,000
$2.23					911,330	911,330
$2.29			120,000			120,000
$2.31			500,000			500,000
$2.50	100,000	-	-	80,779		180,779
$2.82	-	-	38,174	-		38,174
$3.00	100,000	-	-	-		100,000
$3.50				15,000		15,000
$4.50	-	-	-	700,000		700,000
$5.00	8,391	210,000	-	-		218,391
$6.00	-	-	577,501	327,675		905,176
$7.00	-	-	-	700,000		700,000
	2,280,176	486,000	8,632,055	2,073,479	7,865,676	21,337,386

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. STOCKHOLDERS’ EQUITY - continued

At March 31, 2016 the Company had reserved 21,337,386 shares for future exercise of warrants.

Warrants issued in relation to the promissory notes issued (see note 9) were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued are as follows:

Risk-free interest rate	0.78%
Expected volatility of common stock	191% - 253%
Dividend yield	0.00%
Discount due to lack of marketability	20-30%
Expected life of warrant	3 years - 5 years

7. CAPITALIZED COSTS

The following table presents the capitalized costs of the Company as of March 31, 2016 and December 31, 2015:

	2016	2015

Evaluated costs subject to amortization	$19,693,962	$24,177,851
Unevaluated costs	16,975,461	9,677,425
Accumulated impairment expense	(22,783,989)	(22,783,989)
Total capitalized costs	13,885,434	11,071,287
Less accumulated depreciation, depletion and amortization	(4,632,250)	(4,013,616)
Net capitalized costs	$9,253,184	$7,057,671

Unevaluated costs as of March 31, 2016 include $696,949 associated with the Company’s interest in the Coulter #1 well. The Coulter is a non-core, non-producing asset which we will attempt to monetize by sale of the lease. We presently have approximately 940 acres.

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

The Company had a net deferred tax asset related to federal net operating loss carry forwards at March 31, 2016 of $25,142,099 available to offset future taxable income.   The federal net operating loss carry forward will begin to expire in 2030.  Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carry forwards.  The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. PROMISSORY NOTES

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

During the fourth quarter of 2015 $1 million in note principal was converted into common stock. The total outstanding balance of Series “B” Notes at March 31, 2016 was $3,569,500.

Notes Payable within one year

The Company is obligated on short term notes and advances payable totaling $602,527 as of March 31, 2016. The due dates are as follows:

Advance due April 30, 2016	$500,000
Note due December 31, 2016	$102,527

The advance of $500,000 which was due on April 30 has been paid in full.

The note payable to a related party of $128,125 is payable with interest to a Director on December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through March 31, 2016:

Asset retirement obligation – December 31, 2014	$35,951
Estimated liabilities recorded	-
Accretion Expense	1,107
Asset retirement obligation – March 31, 2015	$37,058
Estimated liabilities recorded	-
Accretion Expense	819
Removal of ARO for wells sold	(1,152)
Asset retirement obligation – June 30, 2015	$36,725
Estimated liabilities recorded	-
Accretion Expense	819
Asset retirement obligation – September 30, 2015	$37,544
Estimated liabilities recorded	-
Accretion Expense	747
Removal of ARO for wells sold	(9,208)
Asset retirement obligation – December 31, 2015	$29,083
Estimated liabilities recorded	-
Accretion Expense	747
Asset retirement obligation – March 31, 2016	$29,830

11. SUBSEQUENT EVENTS

Divestiture of Hunton Play Assets

Management has previously announced that they were seeking to divest certain of the Cimarron assets located in Logan and Kingfisher Counties, Oklahoma including lease rights and current production.  As of March 31, 2016 negotiations and documentation of the sale of the Company’s Cimarron assets in Oklahoma was nearing completion. The sale closed on April 29, 2016 with a sales price $750,000 and an effective date of May 1, 2016.

Legal Proceeding

On May 4, 2016, Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc. filed a lawsuit in the 429th judicial district court in Collin County, Texas against Husky Ventures, Inc., Charles V. Long, April Glidewell, Silverstar of Nevada, Inc., Maximus Exploration, LLC, Atwood Acquisitions, LLC, Gastar Exploration Inc., J. Russell Porter, Michael A. Gerlich, Jerry R. Schuyler, and John M. Selser, Sr.

Reference Item 2. Management’s Discussion and Analysis regarding the Hunton Play for further detail.

Asset Acquisition

Effective April 1, 2016, Torchlight Energy Inc. acquired from McCabe Petroleum Corporation (Seller) a 66.66% working interest in approximately 12,000 acres in the Midland Basin in exchange for 1,500,000 warrants to purchase Torchlight common stock with an exercise price of $1.00 for five years and a back-in after payout of a 25% working interest to the seller. The Warrant provides that in the event an initial well is not drilled on the Oil and Gas Leases on or before July 10, 2016, that (i) if as of July 10, 2016 the Seller has exercised no portion of the Warrant, the number of Warrant Shares that the Seller will be able to acquire will be reduced to 500,000, (ii) if as of July 10, 2016 the Seller has exercised a portion of the Warrant in an amount less than 500,000 Warrant Shares, the number of Warrant Shares that the Seller will be able to acquire will be reduced to the difference between 500,000 and the number of Warrant Shares for which the Warrant has already been exercised, and (iii) if as of July 10, 2016 the Seller has exercised a portion of the Warrant in an amount more than 500,000 Warrant Shares, the number of Warrant Shares that the Seller will be able to acquire will be reduced to zero.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation of Financial Information

On November 23, 2010, the Share Exchange Agreement (the “Exchange Agreement” or “Transaction”) between Pole Perfect Studios, Inc. (“PPS”) and Torchlight Energy, Inc. (“TEI”) was entered into and closed, through which the former shareholders of TEI became shareholders of PPS. At closing, PPS abandoned its previous business. Consequently, as a result of the Transaction, the business of TEI became our sole business.  In addition to TEI, we also operate our business through our subsidiaries Torchlight Energy Operating, LLC, and Hudspeth Oil Corporation.

Summary of Key Results

Overview

We are engaged in the acquisition, exploration, exploitation, and/or development of oil and natural gas properties in the United States.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements included herewith and our audited financial statements included with our Form 10-K for the year ended December 31, 2015.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment by our management.

Current Projects

As of March 31, 2016 the Company had interests in four oil and gas projects: the Marcelina Creek Field Development in Wilson County, Texas, the Ring Energy Joint Venture in Southwest Kansas, Hunton wells operated by Husky Ventures in Central Oklahoma and the Orogrande Project in Hudspeth County, Texas.

Marcelina Creek Field Development.

On July 6, 2010, TEI entered into a participation agreement with Bayshore Operating Corporation, LLC (“Bayshore”), which is currently the holder of an oil, gas, and mineral lease covering approximately 1,045 acres in Wilson County, Texas, known as the Marcelina Creek Field Development.  The Participation Agreement provides for the drilling of four wells. Three of the obligation wells have been drilled.  The first three wells include a horizontal re-entry well known as the Johnson-1-H, a vertical well known as the Johnson #4, and a lateral well known as the Johnson #2-H.  These three wells were producing a total of approximately 85 BOPD as of March 31, 2016.  The remaining well (Johnson #3) is to be a vertical development well at a location to be determined within the existing lease. Drilling is anticipated for midyear 2016.

The Company initiated a reentry project on the Johnson #4 well early in 2016 which has been completed. Initial production at completion was 2,920 barrels for the month of February, 2016. Production has declined to approximately 8 barrels per day. However additional work is underway which is expected to substantially restore the rate of production.

Additionally, work is being done on the Johnson #2 applying an acid treatment to increase production. This well is expected to be back in production in the second quarter, 2016.

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

We have made the initial $3.1 million deposit and the first five well drilling program is completed. Drilling operations commenced in March, 2014. Seven wells have been drilled – three are producing, one can be converted to a salt water disposal well, one was not completed, and two were plugged and abandoned.  Based upon results from drilling, the participants elected to suspend further drilling and obtain seismic data to guide continuing development. The seismic data has been analyzed at the date of this filing and discussions with potential parties to further develop the property are in process.   As of March 31, 2016, the Company had invested approximately $5,500,000 in the Ring Joint Venture.  The Company believes this project is still considered to be in the testing phase.

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

As of March 31, 2016, we were actively producing from ten wells in Cimarron, one in Viking, and one in Prairie Grove.

Cimarron AMI

The Company negotiated a 15% working interest in approximately 3,700 acres in the Cimarron Area of Logan County in May 2013.  Leasing continued monthly which resulted in the total acreage in which the Company had an interest increasing to 5,200 as of March 31, 2016 (Net undeveloped acres = 160). Our net cumulative investment through March 31, 2016 in undeveloped acres in the Cimarron AMI was $761,295.

Management has previously announced that they were seeking to divest certain of the Cimarron assets located in Logan and Kingfisher Counties, Oklahoma including lease rights and current production.  As of March 31, 2016 negotiations and documentation of the sale of the Company’s Cimarron assets in Oklahoma was nearing completion. The sale closed on April 29, 2016 with a sales price $750,000 and an effective date of May 1, 2016.

Chisholm Trail AMI

In the third quarter of 2013, we acquired from a third party for stock, a 15.3% working interest in 5011+/- acres in the Chisolm Trail AMI with Husky Ventures Inc. as the operator. Additional acquisition and  continued monthly leasing in this AMI increased the total acreage in which the Company had an interest and increased the Company’s working interest to 18%.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Viking AMI

In the fourth quarter of 2013 we entered into our third Area of Mutual Interest (AMI) with Husky Ventures, the Viking Prospect.  This AMI covers four townships in size. We acquired a 25% interest in 3,945 acres in the Viking. We subsequently acquired an additional 5% in May, 2014.   Leasing continued monthly so that we had an interest in 8,800 total acres in which the Company has an interest as of March 31, 2016. (Net undeveloped acres = 2,600) Husky drilled the first two wells in the AMI in second quarter, 2014.  Our net cumulative investment through March 31, 2016 in undeveloped acres in the Viking AMI was $1,387,928.

Rosedale AMI

In January of 2014, we again elected to continue to expand in the Hunton Play with Husky Ventures.  We contracted for a 25% Working Interest in approximately 5,000 acres in the Rosedale AMI consisting of eight townships in South Central Oklahoma. We subsequently acquired an additional 5% in May, 2014.  Leasing continued monthly so that the Company had an interest in 11,600 total acres as of March 31, 2016 (Net undeveloped acres = 3,500). Our cumulative investment through March 31, 2016 in the Rosedale AMI was $2,834,514.

Prairie Grove – Judy Well

In February of 2014, we acquired a 10% Working Interest in a well in the Prairie Grove AMI from a non-consenting third party who elected not to participate in the well.

Thunderbird AMI

In July of 2014, we elected to further expand in the Hunton Play with Husky Ventures.  We contracted for a 25% Working Interest in the Thunderbird AMI.  There was an ongoing leasing program in this AMI so that the total acres in which the Company has an interest at March 31, 2016 totals 4,300 acres (Net undeveloped acres = 1,100). Our cumulative investment through March 31, 2016 in the Thunderbird AMI was $949,530.

Legal Proceeding

On May 4, 2016, Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc. filed a lawsuit in the 429th judicial district court in Collin County, Texas against Husky Ventures, Inc., Charles V. Long, April Glidewell, Silverstar of Nevada, Inc., Maximus Exploration, LLC, Atwood Acquisitions, LLC, Gastar Exploration Inc., J. Russell Porter, Michael A. Gerlich, Jerry R. Schuyler, and John M. Selser, Sr.  In the lawsuit, we allege, among other things, that the defendants acted improperly in connection with multiple transactions, and that the defendants misrepresented and omitted material information to us with respect to these transactions.  The lawsuit seeks damages arising from 15 different causes of action, including without limitation, violations of the Texas Securities Act, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, unjust enrichment and tortious interference.  The lawsuit also seeks a complete accounting as to how our investment funds were used, including all transfers between and among the defendants.  We are seeking the full amount of our damages on $20,000,000 invested.  At this time we believe our damages to be in excess of $1,000,000, but the precise amount will be determined in the litigation.

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

The Rich A-11 well that was drilled by Torchlight in second quarter, 2015 has been evaluated and numerous scientific tests were performed to provide key data for the field development thesis. During the testing process a poor cement bond was identified preventing a cost effective production test for the primary pay zones. Repair to the well bore necessary for a subsequent frac procedure was determined to be economically unfeasible due to the limitations related to casing size. With the Rich A-11 designed as a test well rather than commercial target, planning began for drilling the next well(s) using larger casing typically utilized for commercial production.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Historical Results for the quarters ended March 31, 2016 and 2015:

Revenues and Cost of Revenues

For the quarter ended March 31, 2016, we had production revenue of $194,235 compared to $534,562 for the quarter ended March 31, 2015. Refer to the table of production and revenue history below.  Our cost of revenue, consisting of lease operating expenses and production taxes, was $105,998, and $230,897 for the quarters ended March 31, 2016 and 2015, respectively.

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Marcelina	Q1 - 2015	2,425	0	$98,787	$-	$98,787
Oklahoma	Q1 - 2015	5,931	37,226	$277,574	$117,521	$395,095
Kansas	Q1 - 2015	979	0	$40,680	$-	$40,680
Total Q1-2015		9,335	37,226	417,041	117,521	534,562

Marcelina	Q2 - 2015	1,957	0	$101,291	$-	$101,291
Oklahoma	Q2 - 2015	5,495	32,348	$290,540	$97,374	$387,914
Kansas	Q2 - 2015	889	0	$19,060	$-	$19,060
Total Q2-2015		8,341	32,348	$410,891	$97,374	$508,265

Marcelina	Q3 - 2015	2,177	0	$86,845	$-	$86,845
Oklahoma	Q3 - 2015	4,550	31,275	$212,156	$87,791	$299,947
Kansas	Q3 - 2015	370	0	$13,238	$-	$13,238
Total Q3-2015		7,097	31,275	$312,239	$87,791	$400,030

Marcelina	Q4 - 2015	1,337	0	$44,391	$-	$44,391
Oklahoma	Q4 - 2015	1,624	12,380	$93,864	$37,349	$131,213
Kansas	Q4 - 2015	247	0	$9,573	$-	$9,573
Total Q4-2015		3,208	12,380	$147,828	$37,349	$185,177

Year Ended 12/31/15		27,981	113,229	$1,287,999	$340,035	$1,628,034

Marcelina	Q1 - 2016	3,000	0	$92,546	$-	$92,546
Oklahoma	Q1 - 2016	2,026	21,148	$54,211	$38,624	$92,835
Kansas	Q1 - 2016	312	0	$8,854	$-	$8,854
Total Q1-2016		5,338	21,148	155,611	38,624	194,235

We recorded depreciation, depletion, and amortization expense of $621,972 for the quarter ended March 31, 2016 compared to $494,475 for the quarter ended March 31, 2015.

General and Administrative Expenses

Our general and administrative expenses for the quarters ended March 31, 2016 and 2015 were $951,285 and $688,711, respectively, an increase of $262,574. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses.  The change in general and administrative expenses for the quarters ended March 31, 2016 compared to 2015 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$180,843
Increase(decrease) in consulting expense	$(40,417)
Increase(decrease) in professional fees / legal fees	$39,533
Increase(decrease) in travel expense	$7,962
Increase(decrease) in salaries and compensation	$52,375
Increase(decrease) investor relations	$20,403
Increase(decrease) in insurance	$(14,330)
Increase(decrease) in general corporate expenses	$16,205

Total Increase in General and Administrative Expenses	$262,574

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

At March 31, 2016, we had working capital of ($2,944,134), current assets of $1,419,024 consisting of cash, accounts receivable, notes receivable, and prepaid expenses and total assets of $10,767,130 consisting of current assets, investments in oil and gas properties, and other assets. As of March 31, 2016, we had current liabilities of $4,363,158, consisting of, accounts payable (principally for development costs), payables to related parties, notes payable, and accrued interest. Stockholders’ equity was $3,036,175.

Cash flow provided by (used) in operating activities for the quarter ended March 31, 2016 was $798,029 compared to $1,036,082 for the quarter ended March 31, 2015, a decrease of $238,053. Cash flow provided by operating activities for the quarter ended March 31, 2016 can be primarily attributed to net losses from operations of $1,607,318 which consists primarily of $951,285 in general and administrative expenses, depreciation, depletion and amortization of $621,972, accretion of convertible note discounts of $48,498. Cash flow provided by operating activities for the quarter ended March 31, 2015 can be primarily attributed to net losses from operations of $2,214,267, which consists primarily of $688,711 in general and administrative expenses, depreciation, depletion, and amortization of $494,475, and accretion of convertible note discounts $1,099,058. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flow used in investing activities for the quarter ended March 31, 2016 was $1,481,507 compared to $1,237,162 for the quarter ended March 31, 2015.  Cash flow used in investing activities consists primarily of oil and gas investments in Texas properties during the quarter ended March 31, 2016.

Cash flow provided by financing activities for the quarter ended March 31, 2016 was $283,481 as compared to $33,381 for the quarter ended March 31, 2015.  Cash flow provided by financing activities consists primarily of proceeds from common stock issues, promissory notes, and warrant exercises.  We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such we will require additional debt or equity financing to meet our plans and needs.  We face obstacles in continuing to attract new financing due to industry conditions and our history and current record of net losses and working capital deficits.   Despite our efforts, we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

We do not expect to pay cash dividends on our common stock in the foreseeable future.

Commitments and Contingencies

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time.  As of March 31, 2016 and March 31, 2015, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

As of March 31, 2016 the Company had interests in four oil and gas projects: the Marcelina Creek Field Development in Wilson County, Texas, the Ring Energy Joint Venture in Southwest Kansas, the Hunton play in Central Oklahoma and the Orogrande Project in Hudspeth County, Texas. See the description under “Current Projects” above under “Overview” for more information and disclosure regarding commitments and contingencies relating to these projects.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

ITEM 1.  LEGAL PROCEEDINGS

On February 16, 2012, Torchlight Energy Inc. filed a lawsuit against Hockley Energy, Inc. and Frank O. Snortheim in the District Court of Harris County, Texas in connection with farmout agreements entered into with Hockley Energy in November 2011.  In the lawsuit, we sued Hockley Energy and Snortheim for breach of contract, fraudulent inducement, promissory estoppel pertaining to failure to perform two farmout agreements entered into on November 4, 2011, the first relating to the Marcelina Creek prospect and the second relating to the East Stockdale prospect.  Under the Marcelina Farmout, Hockley Energy had an obligation to fund $2,231,250.00 no later than November 18, 2011.  They did not perform as promised.  On February 23, 2015, we obtained a summary judgment against Hockley Energy in the amount of $16,400,000 in damages and $21,877 in attorney fees.  On March 31, 2016, we obtained a judgement against Snortheim for $16,400,000 in damages plus prejudgement interest of $3,385,587. We are currently seeking to enforce the judgment, but it is doubtful that any substantial portion of the judgment is recoverable from Hockley Energy.

On May 4, 2016, Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc. filed a lawsuit in the 429th judicial district court in Collin County, Texas against Husky Ventures, Inc., Charles V. Long, April Glidewell, Silverstar of Nevada, Inc., Maximus Exploration, LLC, Atwood Acquisitions, LLC, Gastar Exploration Inc., J. Russell Porter, Michael A. Gerlich, Jerry R. Schuyler, and John M. Selser, Sr.  In the lawsuit, we allege, among other things, that the defendants acted improperly in connection with multiple transactions, and that the defendants misrepresented and omitted material information to us with respect to these transactions.  The lawsuit seeks damages arising from 15 different causes of action, including without limitation, violations of the Texas Securities Act, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, unjust enrichment and tortious interference.  The lawsuit also seeks a complete accounting as to how our investment funds were used, including all transfers between and among the defendants.  We are seeking the full amount of our damages on $20,000,000 invested.  At this time we believe our damages to be in excess of $1,000,000, but the precise amount will be determined in the litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016 the Company issued 59,297 shares of common stock as compensation for consulting services.

During the three months ended March 31, 2016 the Company issued 1,718,425 shares of common stock in connection with lease related costs.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - continued

During the three months ended March 31, 2016, the Company issued 21,739 shares of common stock in conversion of Preferred Stock.

During the three months ended March 31, 2016, the Company issued 250,400 shares of common stock for dividends on preferred stock.

During the three months ended March 31, 2016, the Company issued 637,525 warrants in connection with lease related costs, including 212,525 warrants in January 2016 with an exercise price of $1.00 per shares that expire in January 2019, and 425,000 warrants in February 2016 with an exercise price of $0.70 per share that expire in February 2020.

In January 2016, the Company issued 37,500 warrants in connection with renewal of a loan from a Director. The warrants have an exercise price of $1.08 per share and expire in January 2019.

In February 2016, the Company vested 20,000 warrants as compensation for services.  The warrants have an exercise price of $5.00 per share and expire in February 2017.

All of the above sales of securities were sold under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuances of securities did not involve a “public offering” based upon the following factors: (i) the issuances of securities were isolated private transactions; (ii) a limited number of securities were issued to a limited number of purchasers; (iii) there were no public solicitations; (iv) the investment intent of the purchasers; and (v) the restriction on transferability of the securities issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

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

ITEM 6.  EXHIBITS - continued

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

Torchlight Energy Resources, Inc.

Date: May 16, 2016	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: May 16, 2016	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer