Form 10-Q
period 2016-06-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2016-08-15
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2016

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

As of August 10, 2016, there were 47,519,173 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015 and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with the company's ability to obtain additional capital in the future to fund planned expansion, the demand for oil and natural gas, general economic factors, competition in the industry and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “Torchlight,” “our,” and similar terms include Torchlight Energy Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$318,011	$1,026,600
Accounts receivable	662,580	741,653
Production revenue receivable	8,817	199,317
Note receivable	-	613
Prepayments - development costs	150,362	-
Prepaid expenses	-	38,776
Total current assets	1,139,770	2,006,959

Investment in oil and gas properties, net	9,312,719	7,057,671
Office equipment	34,334	43,110
Debt issuance costs, net	5,479	8,224
Other assets	43,361	72,082

TOTAL ASSETS	$10,535,663	$9,188,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,707,289	$1,114,409
Accrued liabilities	671,364	628,876
Related party payables	276,112	130,000
Convertible promissory notes, (Series B) net of discount of
$185,155 at June 30, 2016	3,384,345	0
Notes payable within one year - related party	131,250	205,000
Notes payable within one year	105,020	129,741
Due to working interest owners	216,476	103,364
Interest payable	161,759	173,710
Total current liabilities	6,653,615	2,485,100

Convertible promissory notes, (Series B) net of discount of $277,911 at December 31, 2015	-	3,291,589
Asset retirement obligation	1,670	29,083

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, par value $.001, 10,000,000 shares authorized;
37,000 issued and outstanding at June 30, 2016	35	134
134,000 issued and outstanding at December 31, 2015
Common stock, par value $0.001 per share; 100,000,000 shares authorized;	45,800	33,168
45,793,587 issued and outstanding at June 30, 2016
33,166,344 issued and outstanding at December 31, 2015
Additional paid-in capital	63,976,768	61,921,450
Warrants outstanding	20,546,667	16,330,961
Accumulated deficit	(80,688,892)	(74,903,439)
Total stockholders' equity (deficit)	3,880,378	3,382,274

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,535,663	$9,188,046

 The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue
Oil and gas sales	$105,220	$508,265	$303,513	$1,042,827
SWD and royalties		374	-	57,070

Cost of revenue	(139,116)	(279,646)	(245,300)	(510,544)

Gross income	-33,896	228,993	58,213	589,353

Operating expenses:
General and administrative expense	3,796,418	8,207,314	4,747,704	8,896,025
Depreciation, depletion and amortization	100,082	204,330	722,054	698,805
Impairment expense	57,912	22,438,114	57,912	22,438,114
Loss on sale	146,138	-	146,138	-
Total operating expenses	4,100,550	30,849,758	5,673,808	32,032,944

Other income (expense)
Other income	-	962	-	962
Interest income	-	-	-	-
Interest and accretion expense	(47,481)	(239,667)	(169,858)	(1,631,109)
Total other income (expense)	(47,481)	(238,705)	(169,858)	(1,630,147)

Net loss before taxes	(4,181,927)	(30,859,470)	(5,785,453)	(33,073,738)

Provision for income taxes	-	-	-	-

Net (loss)	$(4,181,927)	$(30,859,470)	$(5,785,453)	$(33,073,738)

Loss per share:
Basic and Diluted	$(0.16)	$(1.44)	$(0.35)	$(2.02)
Weighted average shares outstanding:
Basic and Diluted	26,062,804	21,428,769	16,506,672	16,342,225

 The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	June 30, 2016	June 30, 2015
Cash Flows From Operating Activities
Net (loss)	$(5,785,453)	$(33,073,738)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	3,214,690	7,078,791
Accretion of convertible note discounts	95,979	1,163,091
Loss on sale of assets	146,138	-
Impairment expense	57,912	22,438,114
Depreciation, depletion and amortization	722,054	698,805
Change in:
Accounts receivable	79,073	49,392
Note receivable	613	2,627
Production revenue receivable	190,500	(163,977)
Prepayment of development costs	(150,362)	10,602
Debt issuance costs	2,745	-
Prepaid expenses	38,776	29,634
Other assets	28,720	(23,938)
Accounts payable and accrued liabilities	635,368	3,165,044
Due to working interest owners	113,113	(30,231)
Asset retirement obligation	(27,413)	774
Interest payable	(15,174)	447,014
Capitalized interest	(157,581)	(395,738)
Net cash provided by (used) in operating activities	(810,302)	1,396,266

Cash Flows From Investing Activities
Investment in oil and gas properties	(1,700,209)	(4,618,743)
Proceeds from Sale of Leases	1,572,000	951,918
Net cash used in investing activities	(128,209)	(3,666,825)

Cash Flows From Financing Activities
Proceeds from short term advance	150,000	-
Proceeds from sale of common stock	-	1,300,000
Proceeds from sale of preferred stock	-	9,800,000
Preferred dividends paid in cash	(224,260)	-
Proceeds from warrant exercise	406,541	-
Proceeds from promissory notes	511,270	212,000
Repayment of convertible notes	-	(8,859,011)
Repayment of promissory notes	(613,629)	(150,000)
Net cash provided by financing activities	229,922	2,302,989

Net increase (decrease) in cash	(708,589)	32,430
Cash - beginning of period	1,026,600	179,787

Cash - end of period	$318,011	$212,217

Supplemental disclosure of cash flow information:
Non cash transactions:
Common stock issued for services	$410,474	$1,594,871
Common stock issued for mineral interests	$1,484,166	$26,400
Warrants issued for services	$2,716,125	$5,562,919
Common stock issued in conversion of preferred stock	$9,700,000	$-
Warrants issued in connection with promissory notes	$80,750	$-
Common stock issued in warrant exercises	$397,471	$-
Warrants issued for mineral interests	$1,409,761	-
Cash paid for interest	$266,259	$931,011

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

At June 30, 2016, the Company had not yet achieved profitable operations. We had a net loss of approximately $5.8 million for the six months ended June 30, 2016 and had accumulated losses of $80,688,892 since our inception to June 30, 2016, and expect to incur further losses in the development of our business.  Working Capital as of June 30, 2016 was negative $5,513,845. Negative working capital is exacerbated by the inclusion in current liabilities of the $3,384,345 outstanding balance of subordinated convertible notes which have a maturity date of June 30, 2017 and are therefore included in current liabilities as of June 30, 2016.

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of June 30, 2016 and December 31, 2015 no valuation allowance was considered necessary.

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

On June 14, 2016, after the lawsuit that is described in Part II Item 1. Legal Proceedings regarding the Hunton Play, the Company received and subsequently deposited a check from Husky Ventures in the amount of $520,400.   Husky Ventures designated that the check was in full satisfaction of its obligations under the transaction in which the Company sold the Chisholm Trail properties as described above. The Company does not believe the check is in full satisfaction of Husky Ventures’s obligations, including but not limited to that Husky Ventures has provided insufficient information for the Company regarding this transaction.  The Company is currently pursuing claims against Husky Ventures, and others, related to this transaction and intends to continue to pursue those claims as described further in Part II Item 1. Legal Proceedings regarding the Hunton Play.

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

As of June 30, 2016 the Company performed an assessment of evaluated and unevaluated costs in the cost pool to conform the cumulative value of the Full Cost Pool to the combined amount of Reserve Value of evaluated, producing properties (as determined by independent analysis at December 31, 2015), plus the lesser of cumulative historical cost or estimated realizable value of unevaluated leases and projects expected to commence production in future operating periods. The results of the assessment was an additional charge to Impairment Expense of $57,912.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized.  During the periods ended June 30, 2016 and June 30, 2015, the Company capitalized $157,581 and $395,738, respectively, of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption which is based on the unweighted arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs. The Company recognized impairment of $22,438,114 on its oil and gas properties during the three months ended June 30, 2015 and an additional impairment at December 31, 2015 of $3,236,009 for a total impairment adjustment for 2015 of $25,674,123. Impairment in the amount of $57,912 was recognized at June 30, 2016 as a result of the Company’s assessment. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur. Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place. Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.

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

Subsequent events – The Company evaluated subsequent events through August 15, 2016, the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

4. RELATED PARTY PAYABLES

As of June 30, 2016, related party payables consisted of accrued and unpaid compensation to two of our executive officers totaling $90,000 and a Director Fee payable to one of our Directors, Mr. Edward J. Devereaux of $36,112. Mr. Devereaux elected to receive $50,000 of the Director Fee in cash when funds are available. As of June 30, 2016 $13,888 had been paid to Mr. Devereaux.

Additionally, Gregory McCabe, who became a Director in July, 2016, advanced the Company $150,000 as a short term loan in June, 2016. Subsequent to June 30, 2016 these funds were applied as consideration for Series C Convertible Preferred Stock issued to Mr. McCabe.

On November 4, 2014, Eunis L. Shockey, a member of the Board of directors, loaned us $500,000 under a 30 day promissory note.  The promissory note accrues interest at an annual rate of 10%.  The balance of the note at June 30, 2016 was $131,250. The due date of the note is December 31, 2016.

5. COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of June 30, 2016, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. STOCKHOLDERS’ EQUITY

During the three months ended June 30, 2016 the Company issued 489,535 shares of common stock as compensation for consulting services, with total value of $357,301.

During the three months ended June 30, 2016 the Company issued 690,000 shares of common stock in connection with oil and gas lease related costs of $512,200.

During the three months ended June 30, 2016, the Company issued 8,413,044 shares of common stock in conversion of Preferred Stock valued at $9,675,000.

During the three months ended June 30, 2016, the Company issued 794,942 shares of common stock in exercise of warrants at $.50 per share in connection with an offering to warrant holders dated June 16, 2016 to exercise warrants at the reduced exercise price of $.50 per share regardless of the original exercise price of warrants they were holding. The offering was scheduled to close on June 30, 2016, however the Company elected to extend the expiration of the offering to July 15, 2016. Holders exercised an additional 2,069,065 warrants in July. Any warrants not exercised within the offering period retained their original terms including the original exercise price. The exercise price adjustment was considered as a debt agreement modification for accounting purposes. The adjustment arising from the comparison of the fair value of the warrants at their original grant date to the fair value recalculated at the modification date (the re pricing date) was $9,070.

During the three months ended June 30, 2016, the Company issued 189,861 shares of common stock for dividends on preferred stock with an aggregate value of $218,340.

During the three months ended June 30, 2016, the Company vested 2,487,500 stock options and warrants as compensation for services, with a total value of $2,714,125.

During the three months ended June 30, 2016, the Company issued 1,925,000 warrants in connection with oil and gas lease related costs of $1,091,000.

During the three months ended June 30, 2016, the Company issued 100,000 warrants in connection with renewal of a loan from a Director valued at $53,000.

A summary of stock options and warrants outstanding as of June 30, 2016 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2016	2017	2018	2019	2020	2021	Total

$0.50			800,000				800,000
$0.70					850,000		850,000
$0.77				100,000			100,000
$1.00	-	150,000	-	161,617		1,500,000	1,811,617
$1.08				37,500			37,500
$1.40					1,682,606		1,682,606
$1.57					5,625,000		5,625,000
$1.73			100,000				100,000
$1.75	102,857	-	-	-			102,857
$1.79					337,500		337,500
$1.80					1,350,000		1,350,000
$2.00	702,414	126,000	1,437,809	-			2,266,223
$2.03			2,000,000				2,000,000
$2.09	-	-	2,800,000	-			2,800,000
$2.23					892,857		892,857
$2.29			120,000				120,000
$2.31			500,000				500,000
$2.50	100,000	-	-	35,211			135,211
$2.82	-	-	38,174	-			38,174
$3.00	100,000	-	-	-			100,000
$3.50				15,000			15,000
$4.50	-	-	-	700,000			700,000
$5.00	8,391	170,000	-	-			178,391
$5.05		40,000					40,000
$6.00	-	-	565,625	205,585			771,210
$7.00	-	-	-	700,000			700,000
	1,013,662	486,000	8,361,608	1,954,913	10,737,963	1,500,000	24,054,146

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. STOCKHOLDERS’ EQUITY - continued

At June 30, 2016 the Company had reserved 24,054,146 shares for future exercise of warrants.

Warrants issued in relation to the promissory notes issued (see note 9) were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued are as follows:

Risk-free interest rate	0.78%
Expected volatility of common stock	191% - 253%
Dividend yield	0.00%
Discount due to lack of marketability	20-30%
Expected life of warrant	3 years - 5 years

7. CAPITALIZED COSTS

The following table presents the capitalized costs of the Company as of June 30, 2016 and December 31, 2015:

	2016	2015

Evaluated costs subject to amortization	$11,371,543	$24,177,851
Unevaluated costs	11,174,296	9,677,425
Accumulated impairment expense	(10,279,142)	(22,783,989)
Total capitalized costs	12,266,697	11,071,287
Less accumulated depreciation, depletion and amortization	(2,953,978)	(4,013,616)
Net capitalized costs	$9,312,719	$7,057,671

Unevaluated costs as of June 30, 2016 include cumulative costs on developing projects including the Orogrande and Hazel Projects in West Texas and adjusted costs of nonproducing leases in Oklahoma.

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

Authoritative guidance for uncertainty in income taxes requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an examination.  Management has reviewed the Company’s tax positions and determined there were no uncertain tax positions requiring recognition in the consolidated financial statements.  The Company’s tax returns remain subject to Federal and State tax examinations for the years 2012 through 2015.  Generally, the applicable statutes of limitation are three to four years from their respective filings.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statement of operation.  The Company has not recorded any interest or penalties associated with unrecognized tax benefits for any periods covered by these financial statements.

The Company had a net deferred tax asset related to federal net operating loss carry forwards at June 30, 2016 of $25,142,099 available to offset future taxable income.   The federal net operating loss carry forward will begin to expire in 2030.  Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carry forwards.  The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

During the fourth quarter of 2015, $1 million in note principal was converted into common stock. The total outstanding balance of Series “B” Notes at June 30, 2016 was $3,569,500.

Notes Payable within one year

The Company was obligated on a short term note payable in the amount of $105,020 as of June 30, 2016. The Note was paid in July, 2016.

The note payable to a related party of $131,250 is payable with interest to a Director on December 31, 2016.

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through June 30, 2016:

Asset retirement obligation – December 31, 2014	$35,951
Accretion Expense	1,107
Asset retirement obligation – March 31, 2015	$37,058
Accretion Expense	819
Removal of ARO for wells sold	(1,152)
Asset retirement obligation – June 30, 2015	$36,725
Accretion Expense	819
Asset retirement obligation – September 30, 2015	$37,544
Accretion Expense	747
Removal of ARO for wells sold	(9,208)
Asset retirement obligation – December 31, 2015	$29,083
Accretion Expense	747
Asset retirement obligation – March 31, 2016	$29,830
Removal of ARO for wells sold	(28,201)
Accretion Expense	41
Asset retirement obligation – June 30, 2016	$1,670

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. SUBSEQUENT EVENTS

Divestiture of Assets

In August, 2016 the Company entered into an agreement to assign its interest in the Ring Energy project in Kansas to its joint venture partner in exchange for a release from a $1,500,000 drilling commitment, release from future plugging and abandonment liability and cancellation of an account payable of $100,500. Three wells were producing on the property with combined daily production of less than five barrels per day. As of June 30, 2016, $5,355,705 was specifically allocated to the Ring properties from accumulated impairment recorded in prior periods to adjust the book value of Ring to the amount realized from the transaction in August, 2016. No additional impairment was required.

Continuance of Offering to Warrant Holders

On June 16, 2016 an offering to warrant holders was circulated to allow holders to exercise warrants at the reduced exercise price of $.50 per share regardless of the original exercise price of warrants they were holding. The offering was scheduled to close on June 30, 2016. The Company, however, elected to extend the expiration of the offering to July 15, 2016 at which date the offering was closed. Holders exercised 2,069,065 warrants in July. Any warrants not exercised within the offering period retained their original terms including the original exercise price.

Preferred Series “C” Offering

On July 8, 2016, we sold a total of 10,000 shares of Series C Convertible Preferred Stock (the “Series C Preferred”) to certain investors at a purchase price of $100 per share for total consideration of $1,000,000. We filed the Certificate of Designation for the Series C Preferred with the Secretary of State of Nevada on July 8, 2016.  The designations, preferences, limitations, restrictions and relative rights of the Series C Preferred are as follows: (i) a stated value of $100 per share; (ii) mandatory conversion on the earlier of 92 days after the spud date of Hazel Prospect or October 13, 2016, with each holder having the right to convert at its election any time before that; (iii) a conversion price of $1.01 per share of common stock; (iv) each holder has the right to convert its shares into a proportionate heads up working interest in the Hazel Prospect, provided such election is made prior to the mandatory stock conversion date described in “(ii)” above, which working interest will be determined by dividing the number of shares the holder is converting by 10,000 and multiplying the result by one-third; (v) no rights to dividends; (vi) no voting rights; and (vii) in the event of any voluntary or involuntary liquidation, dissolution or winding up, the holders will be entitled to be paid out of the assets available for distribution to our stockholders, before any payment is to be made to the holders of common stock, but after the payment to the holders of Series B Convertible Preferred Stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the acquisition, exploration, exploitation, and/or development of oil and natural gas properties in the United States. We operate our business through our subsidiaries Torchlight Energy Inc., Torchlight Energy Operating, LLC, and Hudspeth Oil Corporation.

During the quarter ended June 30, 2016 the Board of Directors initiated a review of Company operations and focus given the divestiture of its Oklahoma properties beginning with the sale of the Chisholm Trail properties in fourth quarter, 2015 and the sale of the Cimarron properties in second quarter, 2016. During this same time frame development has continued on the Orogrande Project in West Texas and in April, 2016 the Company acquired the Hazel Project in the Midland Basin also in West Texas. These West Texas properties demonstrate significant potential, future production capabilities based upon the analysis of scientific data being gathered in the day by day development activity. Therefore, the Board has determined to focus its efforts and capital on these two projects to maximize shareholder value for the long run.

During the quarter ended June 30, 2016, in accordance with this new emphasis, remaining projects in other locations have been offered for sale. The result has been the closing on August 10, 2016 of the assignment of the Company’s Ring Properties in Kansas to our joint venture partner. Further, the Marcelina properties in South Texas have been offered for sale, however, discussions and negotiations are still in process at date of this filing. The Company’s remaining assets in Oklahoma consisting of three AMI’s (the Viking, Rosedale, and the Thunderbird) and four wells (two are producing) are held pending the outcome of the lawsuit filed by Torchlight against the operator, Husky Ventures, in May, 2016.

The strategy in divesting of projects other than the Orogrande and the Hazel Projects is to refocus on the greatest potential future value for the Company while systematically eliminating debt as noncore assets are sold and operations are streamlined.

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

Current Projects

As of June 30, 2016 the Company had interests in five oil and gas projects: the Marcelina Creek Field Development in Wilson County, Texas, the Ring Energy Joint Venture in Southwest Kansas, Hunton wells operated by Husky Ventures in Central Oklahoma, the Orogrande Project in Hudspeth County, Texas, and the Hazel Project in the Midland Basin in West Texas.

Marcelina Creek Field Development.

On July 6, 2010, TEI entered into a participation agreement with Bayshore Operating Corporation, LLC (“Bayshore”), which is currently the holder of an oil, gas, and mineral lease covering approximately 1,045 acres in Wilson County, Texas, known as the Marcelina Creek Field Development.  The Participation Agreement provides for the drilling of four wells. Three of the obligation wells have been drilled.  The first three wells include a horizontal re-entry well known as the Johnson-1-H, a vertical well known as the Johnson #4, and a lateral well known as the Johnson #2-H.  These three wells were producing a total of approximately 85 BOPD as of June 30, 2016.  The remaining well (Johnson #3) is to be a vertical development well at a location to be determined within the existing lease. Drilling is anticipated for midyear 2016.

The Company initiated a reentry project on the Johnson #4 well early in 2016 which has been completed. Initial production at completion was 2,920 barrels for the month of February, 2016. Production has declined to approximately 20 barrels per day.

Work is being planned on the Johnson #2 applying an acid treatment to increase production.

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

The Company has offered the Marcelina properties for sale and is in discussion with potential buyers.

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

We have made the initial $3.1 million deposit and the first five well drilling program is completed. Drilling operations commenced in March, 2014. Seven wells have been drilled – three are producing, one can be converted to a salt water disposal well, one was not completed, and two were plugged and abandoned.  Based upon results from drilling, the participants elected to suspend further drilling and obtain seismic data to guide continuing development. As of June 30, 2016, the Company had invested approximately $5,500,000 in the Ring Joint Venture.

In August, 2016 the Company assigned its interest in the Ring Project in Kansas to its joint venture partner in exchange for a release from a $1,500,000 drilling commitment, release from future plugging and abandonment liability and cancellation of an account payable of $100,500. Three wells were producing on the property with combined daily production of less than five barrels per day.

Hunton Play, Central Oklahoma

As of June 30, 2016, we were actively producing from one well in Viking, and one in Prairie Grove.

Legal Proceeding

As previously disclosed, in May, 2016, Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc. filed a lawsuit in the 429th judicial district court in Collin County, Texas against Husky Ventures, Inc., Charles V. Long, April Glidewell, Silverstar of Nevada, Inc., Maximus Exploration, LLC, Atwood Acquisitions, LLC, Gastar Exploration Inc., J. Russell Porter, Michael A. Gerlich, Jerry R. Schuyler, and John M. Selser, Sr.

Reference Part II. Item 1. Legal Proceedings regarding the Hunton Play for further detail.

Cimarron AMI

The Company negotiated a 15% working interest in approximately 3,700 acres in the Cimarron Area of Logan County in May 2013.  The total acreage in which the Company had an interest increased to 5,200. The Company has divested of its Cimarron Project assets including lease rights and current production. Effective May 1, 2016 the sale of the Company’s Cimarron assets in Oklahoma was completed at a sales price $750,000 resulting in a loss of $146,138 on the sale.

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

On June 14, 2016, after the lawsuit that is described in Part II Item 1. Legal Proceedings regarding the Hunton Play, the Company received and subsequently deposited a check from Husky Ventures in the amount of $520,400.   Husky Ventures designated that the check was in full satisfaction of its obligations under the transaction in which the Company sold the Chisholm Trail properties as described above.  The Company does not believe the check is in full satisfaction of Husky Ventures’s obligations, including but not limited to that Husky Ventures has provided insufficient information for the Company regarding this transaction.  The Company is currently pursuing claims against Husky Ventures, and others, related to this transaction and intends to continue to pursue those claims as described further in Part II Item 1. Legal Proceedings regarding the Hunton Play.

Viking AMI

In the fourth quarter of 2013 we entered into an Area of Mutual Interest (AMI) with Husky Ventures, the Viking Prospect.   We acquired a 25% interest in 3,945 acres in the Viking. We subsequently acquired an additional 5% in May, 2014.  We had an interest in 8,800 total acres as of June 30, 2016. (Net undeveloped acres = 2,600) Husky drilled the first two wells in the AMI in second quarter, 2014. One well is currently producing nominal quantities of oil. Our net cumulative investment through June 30, 2016 in undeveloped acres in the Viking AMI was $1,387,928.

Rosedale AMI

In January of 2014 we contracted for a 25% Working Interest in approximately 5,000 acres in the Rosedale AMI in South Central Oklahoma. We acquired an additional 5% in May, 2014.  The Company had an interest in 11,600 total acres as of June 30, 2016 (Net undeveloped acres = 3,500). Our cumulative investment through June 30, 2016 in the Rosedale AMI was $2,834,514.

Prairie Grove – Judy Well

In February of 2014, we acquired a 10% Working Interest in a well in the Prairie Grove AMI from a non-consenting third party who elected not to participate in the well. The well is producing approximately 19 BOE per day.

Thunderbird AMI

In July of 2014, we contracted for a 25% Working Interest in the Thunderbird AMI.  The total acres in which the Company had an interest at June 30, 2016 totals 4,300 acres (Net undeveloped acres = 1,100). Our cumulative investment through June 30, 2016 in the Thunderbird AMI was $949,530.

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

.

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

Torchlight Energy and Founders have elected to move forward on planning the next phase of drilling in the Orogrande Project. The project operator planned to permit three new wells starting with the University Founders B-19 #1 well. The new wells would be   drilled vertically for test purposes and would have sufficient casing size to support lateral entry into any pay zone(s) encountered once the well is tested vertically. Torchlight and the project operator would then run a battery of tests on each well to gain information for future development of the field. The B-19 #1 well had been drilled and tested and pipe set at June 30, 2016.

Hazel Project in the Midland Basin in West Texas

Effective April 1, 2016, Torchlight Energy Inc. acquired from McCabe Petroleum Corporation (Seller) a 66.66% working interest in approximately 12,000 acres in the Midland Basin in exchange for 1,500,000 warrants to purchase Torchlight common stock with an exercise price of $1.00 for five years and a back-in after payout of a 25% working interest to the seller.

Initial development of the first well on the Property began July 10, 2016 and development continues in process at the date of this filing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Historical Results for the six months ended June 30, 2016 and 2015:

Revenues and Cost of Revenues

For the six months ended June 30, 2016, we had production revenue of $303,513 compared to $1,042,827 for the six months ended June 30, 2015.  Refer to the table of production and revenue included below for quarterly changes in revenue.  Our cost of revenue, consisting of lease operating expenses and production taxes, was $245,300, and $510,544 for the six months ended June 30, 2016 and 2015, respectively.

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Marcelina	Q1 - 2015	2,425	0	$98,787	$-	$98,787
Oklahoma	Q1 - 2015	5,931	37,226	$277,574	$117,521	$395,095
Kansas	Q1 - 2015	979	0	$40,680	$-	$40,680
Total Q1-2015		9,335	37,226	417,041	117,521	534,562

Marcelina	Q2 - 2015	1,957	0	$101,291	$-	$101,291
Oklahoma	Q2 - 2015	5,495	32,348	$290,540	$97,374	$387,914
Kansas	Q2 - 2015	889	0	$19,060	$-	$19,060
Total Q2-2015		8,341	32,348	$410,891	$97,374	$508,265

Marcelina	Q3 - 2015	2,177	0	$86,845	$-	$86,845
Oklahoma	Q3 - 2015	4,550	31,275	$212,156	$87,791	$299,947
Kansas	Q3 - 2015	370	0	$13,238	$-	$13,238
Total Q3-2015		7,097	31,275	$312,239	$87,791	$400,030

Marcelina	Q4 - 2015	1,337	0	$44,391	$-	$44,391
Oklahoma	Q4 - 2015	1,624	12,380	$93,864	$37,349	$131,213
Kansas	Q4 - 2015	247	0	$9,573	$-	$9,573
Total Q4-2015		3,208	12,380	$147,828	$37,349	$185,177

Year Ended 12/31/15		27,981	113,229	$1,287,999	$340,035	$1,628,034

Marcelina	Q1 - 2016	3,000	0	$92,546	$-	$96,604
Oklahoma	Q1 - 2016	2,026	21,148	$54,211	$38,624	$92,835
Kansas	Q1 - 2016	312	0	$8,854	$-	$8,854
Total Q1-2016		5,338	21,148	155,611	38,624	198,293

Marcelina	Q2 - 2016	917	0	$38,812	$-	$38,812
Oklahoma	Q2 - 2016	675	9,689	$30,411	$11,142	$41,553
Kansas	Q2 - 2016	608	0	$24,855	$-	$24,855
Total Q2-2016		2,200	9,689	$94,078	$11,142	$105,220

We recorded depreciation, depletion, and amortization expense of $722,054 for the six months ended June 30, 2016 compared to $698,805 for the quarter ended June 30, 2015.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General and Administrative Expenses

Our general and administrative expenses for the quarters ended June 30, 2016 and 2015 were $4,747,704 and $8,896,025, respectively, a decrease of $4,148,321. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses.  The change in general and administrative expenses for the six months ended June 30, 2016 compared to 2015 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$(3,864,101)
Increase(decrease) in consulting expense	$(97,868)
Increase(decrease) in professional fees	$(246,404)
Increase(decrease) in investor relations	$46,796
Increase(decrease) in travel expense	$15,079
Increase(decrease) in salaries and compensation	$112,494
Increase(decrease) in legal fee's	$(113,002)
Increase(decrease) in insurance	$(22,306)
Increase(decrease) in general corporate expenses	$20,991

Total (Decrease) in General and Administrative Expenses	$(4,148,321)

Historical Results for the three months ended June 30, 2016 and 2015:

Revenues and Cost of Revenues

For the three months ended June 30, 2016, we had production revenue of $105,220 compared to $508,265 for the three months ended June 30, 2015. Refer to the table of production and revenue history above.  Our cost of revenue, consisting of lease operating expenses and production taxes, was $139,116, and $279,646 for the three months ended June 30, 2016 and 2015, respectively.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2016 and 2015 were $3,796,418 and $8,207,314, respectively, a decrease of $4,410,896. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses.  The change in general and administrative expenses for the three months ended June 30, 2016 compared to 2015 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$(4,044,024)
Increase(decrease) in consulting expense	$(57,451)
Increase(decrease) in professional fees	$(254,191)
Increase(decrease) in investor relations	$26,392
Increase(decrease) in travel expense	$7,117
Increase(decrease) in salaries and compensation	$60,114
Increase(decrease) in legal fees	$(129,991)
Increase(decrease) in insurance	$(7,976)
Increase(decrease) in general corporate expenses	$(10,886)

Total (Decrease) in General and Administrative Expenses	$(4,410,896)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

At June 30, 2016, we had working capital of ($5,513,845), current assets of $1,139,770 consisting of cash, accounts receivable, notes receivable, and prepaid expenses and total assets of $10,535,663 consisting of current assets, investments in oil and gas properties, and other assets. As of June 30, 2016, we had current liabilities of $6,653,615, consisting of, accounts payable (principally for development costs), payables to related parties, notes payable, and accrued interest. Negative working capital is exacerbated by the inclusion in current liabilities of the $3,384,345 outstanding balance of subordinated convertible notes which have a maturity date of June 30, 2017 and are therefore included in current liabilities as of June 30, 2016. Stockholders’ equity was $3,880,378.

Cash flow provided by (used) in operating activities for the six months ended June 30, 2016 was $(810,302) compared to $1,396,266 for the six months ended June 30, 2015, a decrease of $2,206,568. Cash flow provided (used) by operating activities for the six months ended June 30, 2016 can be primarily attributed to net losses from operations of $5,785,453 which consists primarily of $4,747,704 in general and administrative expenses, depreciation, depletion and amortization of $722,054, and accretion of convertible note discounts of $95,979. Cash flow provided by operating activities for the six months ended June 30, 2015 can be primarily attributed to net losses from operations of $33,073,738, which consists primarily of $8,896,025 in general and administrative expenses, depreciation, depletion, and amortization of $698,805, accretion of convertible note discounts of $1,163,091, and impairment expense of $22,438,114. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flow used in investing activities for the quarter ended June 30, 2016 was $128,209 compared to $3,666,825 for the six months ended June 30, 2015.  Cash flow used in investing activities consists primarily of oil and gas investments in Texas properties during the six months ended June 30, 2016.

Cash flow provided by financing activities for the six months ended June 30, 2016 was $229,922 as compared to $2,302,989 for the six months ended June 30, 2015.  Cash flow provided by financing activities consists primarily of proceeds from common stock issues, promissory notes, and warrant exercises.  We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

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

Commitments and Contingencies

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time.  As of June 30, 2016 and June 30, 2015, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

As of June 30, 2016 the Company had interests in five oil and gas projects: the Marcelina Creek Field Development in Wilson County, Texas, the Ring Energy Joint Venture in Southwest Kansas, the Hunton play in Central Oklahoma, the Orogrande Project in Hudspeth County, Texas, and the Hazel Project in the Midland Basin in West Texas. See the description under “Current Projects” above under “Overview” for more information and disclosure regarding commitments and contingencies relating to these projects.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

ITEM 1.  LEGAL PROCEEDINGS

On February 16, 2012, Torchlight Energy Inc. filed a lawsuit against Hockley Energy, Inc. and Frank O. Snortheim in the District Court of Harris County, Texas in connection with farmout agreements entered into with Hockley Energy in November 2011.  In the lawsuit, we sued Hockley Energy and Snortheim for breach of contract, fraudulent inducement, prommissory estoppel pertaining to failure to perform two farmout agreements entered into on November 4, 2011, the first relating to the Marcelina Creek prospect and the second relating to the East Stockdale prospect.  Under the Marcelina Farmout, Hockley Energy had an obligation to fund $2,231,250.00 no later than November 18, 2011.  They did not perform as promised.  On February 23, 2015, we obtained a summary judgment against Hockley Energy in the amount of $16,400,000 in damages and $21,877 in attorney fees.  On June 30, 2015, we obtained a judgement against Snortheim for $16,400,000 in damages plus pre judgement interest of $3,385,587. We are currently seeking to enforce the judgment, but it is doubtful that any substantial portion of the judgment is recoverable from Hockley Energy.

In May, 2016, Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc. filed a lawsuit in the 429th judicial district court in Collin County, Texas against Husky Ventures, Inc., Charles V. Long, April Glidewell, Silverstar of Nevada, Inc., Maximus Exploration, LLC, Atwood Acquisitions, LLC, Gastar Exploration Inc., J. Russell Porter, Michael A. Gerlich, Jerry R. Schuyler, and John M. Selser, Sr.  In the lawsuit, we allege, among other things, that the defendants acted improperly in connection with multiple transactions, and that the defendants misrepresented and omitted material information to us with respect to these transactions.  The lawsuit seeks damages arising from 15 different causes of action, including without limitation, violations of the Texas Securities Act, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, unjust enrichment and tortious interference.  The lawsuit also seeks a complete accounting as to how our investment funds were used, including all transfers between and among the defendants.  We are seeking the full amount of our damages on $20,000,000 invested.  At this time we believe our damages to be in excess of $1,000,000, but the precise amount will be determined in the litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2016 the Company issued a total of 489,535 shares of common stock as compensation for consulting services.

During the three months ended June 30, 2016 the Company issued a total of 690,000 shares of common stock in connection with oil and gas lease related costs, including without limitation 115,000 shares to Green Hill Minerals, LLC (Green Hill Minerals is owned by sons of Gregory McCabe, our director since July 2016).

During the three months ended June 30, 2016, the Company issued a total of 189,861 shares of common stock for dividends on preferred stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - continued

During the three months ended June 30, 2016, the Company vested 500,000 warrants to a consultant as compensation for services, which warrants have an exercise price of $1.80 per share and expire in June 2020.

During the three months ended June 30, 2016, the Company issued 1,925,000 warrants in connection with oil and gas lease related costs, including (i) 1,500,000 warrants to purchase our common stock at an exercise price of $1.00 for five years, which were issued to McCabe Petroleum Corporation (“MPC”) (of which Gregory McCabe, our director since July 2016, is the sole owner) in April 2016 in connection with the acquisition from MPC of a working interest in the Midland Basin, and (ii) 425,000 warrants to purchase our common stock at an exercise price of $0.70 per share that expire in February 2020, which were issued to Green Hill Minerals, LLC.

In April 2016, the Company issued 100,000 warrants in connection with renewal of a loan from our director E.L. Shockey, which warrants have an exercise price of $0.77 per share of common stock and expire in April 2019.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description
2.1	Share Exchange Agreement dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010.) *

3.1	Articles of Incorporation. (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

3.2	Certificate of Amendment to Articles of Incorporation dated December 10, 2014. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2015.) *

3.3	Certificate of Amendment to Articles of Incorporation dated September 15, 2015. (Incorporated by reference from Form 10-Q filed with the SEC on November 12, 2015.) *

3.4	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on January 12, 2011.) *

4.1	Certificate of Designation for Series A Convertible Preferred Stock (Incorporated by reference from Form 8-K filed with the SEC on June 9, 2015.) *

4.2	Certificate of Designation for Series B Convertible Preferred Stock (Incorporated by reference from Form 8-K filed with the SEC on September 30, 2015.) *

4.3	Certificate of Designation for Series C Convertible Preferred Stock (Incorporated by reference from Form 8-K filed with the SEC on July 11, 2016.) *

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

10.20	Purchase and Sale Agreement with Husky Ventures, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 12, 2015) *

10.21	Purchase Agreement with McCabe Petroleum Corporation for acquisition of “Hazel Project”

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

Torchlight Energy Resources, Inc.

Date: August 15, 2016	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: August 15, 2016	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer