Form 10-Q
period 2016-09-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2016-11-10
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2016

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

As of November 10, 2016, there were 50,336,762 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

As used herein, the “Company,” ”Torchlight,” “we,” “our,” and similar terms include Torchlight Energy Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$218,470	$1,026,600
Accounts receivable	655,618	741,653
Production revenue receivable	5,213	199,317
Note receivable	-	613
Prepayments - development costs	1,000,000	-
Prepaid expenses	-	38,776
Total current assets	1,879,301	2,006,959

Investment in oil and gas properties, net	9,550,419	7,057,671
Office equipment, net	31,206	43,110
Debt issuance costs, net	4,092	8,224
Other assets	18,362	72,082

TOTAL ASSETS	$11,483,380	$9,188,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$557,444	$1,114,409
Funds received pending settlement	520,400	-
Accrued liabilities	840,114	628,876
Related party payables	81,112	130,000
Convertible promissory notes, (Series B) net of discount of
$138,267 at September 30, 2016	3,431,233	-
Notes payable within one year - related party	134,375	205,000
Notes payable within one year	-	129,741
Due to working interest owners	66,845	103,364
Interest payable	-	173,710
Total current liabilities	5,631,523	2,485,100

Convertible promissory notes, (Series B) net of discount of $277,911 at December 31, 2015	-	3,291,589
Asset retirement obligation	1,711	29,083

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, par value $.001, 10,000,000 shares authorized;
10,000 issued and outstanding at September 30, 2016	10	134
134,000 issued and outstanding at December 31, 2015
Common stock, par value $0.001 per share; 100,000,000 shares authorized;	50,340	33,168
50,336,762 issued and outstanding at September 30, 2016
33,166,344 issued and outstanding at December 31, 2015
Additional paid-in capital	66,544,240	61,921,450
Warrants outstanding	20,819,937	16,330,961
Accumulated deficit	(81,564,381)	(74,903,439)
Total stockholders' equity	5,850,146	3,382,274

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,483,380	$9,188,046

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue
Oil and gas sales	$34,284	$400,030	$337,798	$1,442,857
SWD and royalties	-	415	-	57,485

Cost of revenue	(49,908)	(159,082)	(295,208)	(669,626)

Gross income	(15,624)	241,363	42,590	830,717

Operating expenses:
General and administrative expense	787,228	3,359,679	5,534,933	12,255,704
Depreciation, depletion and amortization	18,005	203,348	740,059	902,153
Impairment expense	-	-	57,912	22,438,114
Loss on sale	-	-	146,138	-
Total operating expenses	805,233	3,563,027	6,479,042	35,595,971

Other income (expense)
Other income	30	-	30	962
Interest and accretion expense	(54,662)	(60,958)	(224,520)	(1,692,067)
Total other income (expense)	(54,632)	(60,958)	(224,490)	(1,691,105)

Net loss before taxes	(875,489)	(3,382,622)	(6,660,942)	(36,456,359)

Provision for income taxes	-	-	-	-

Net (loss)	$(875,489)	$(3,382,622)	$(6,660,942)	$(36,456,359)

Loss per share:
Basic and Diluted	$(0.03)	$(0.16)	$(0.40)	$(2.23)
Weighted average shares outstanding:
Basic and Diluted	28,427,672	21,533,966	16,551,858	16,349,023

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	September 30, 2016	September 30, 2015
Cash Flows From Operating Activities
Net (loss)	$(6,660,942)	$(36,456,359)
Adjustments to reconcile net loss to net cash from operation
Stock based compensation	3,410,731	9,382,259
Accretion of convertible note discounts	142,867	1,228,161
Loss on sale of assets	146,138	-
Impairment expense	57,912	22,438,114
Depreciation, depletion and amortization	740,059	902,153
Change in:
Accounts receivable	86,036	48,975
Note receivable	613	8,594
Production revenue receivable	194,104	(91,461)
Prepayment of development costs	(1,000,000)	10,602
Debt issuance costs	4,132	-
Prepaid expenses	38,776	29,634
Other assets	53,721	(59,999)
Accounts payable and accrued liabilities	(290,229)	1,198,036
Due to working interest owners	(36,519)	(36,092)
Funds received pending settlement	520,400
Asset retirement obligation	(27,372)	1,593
Interest payable	(176,933)	467,550
Capitalized interest	(106,388)	(577,576)
Net cash provided by (used) in operating activities	(2,902,894)	(1,505,816)

Cash Flows From Investing Activities
Investment in oil and gas properties	(1,544,220)	(4,369,187)
Acquisition of office equipment	-	(1,191)
Proceeds from Sale of Leases	1,572,000	1,951,918
Net cash used in investing activities	27,780	(2,418,460)

Cash Flows From Financing Activities
Proceeds from short term advance	150,000	-
Repayment of short term advance	(150,000)
Proceeds from sale of common stock	-	1,300,000
Proceeds from sale of preferred stock	1,000,000	13,500,000
Preferred dividends paid in cash	(320,724)	-
Proceeds from warrant exercise	1,486,942	-
Proceeds from promissory notes	514,395	412,000
Repayment of convertible notes	-	(8,859,011)
Repayment of promissory notes	(613,629)	(716,893)
Net cash provided by financing activities	2,066,984	5,636,096

Net increase (decrease) in cash	(808,130)	1,711,820
Cash - beginning of period	1,026,600	179,787

Cash - end of period	$218,470	$1,891,607

Supplemental disclosure of cash flow information: (Non Cash Items)
Common stock issued for services	$587,473	$783,668
Common stock issued for mineral interests	$1,816,096	$-
Warrants issued for services	$2,716,125	$1,080,000
Common stock issued in conversion of preferred stock	$13,399,991	$-
Common stock issued in conversion of promissory notes	$-	$150,000
Warrants issued in connection with promissory notes	$80,750	$439,800
Common stock issued in warrant exercises	$1,557,004	$-
Warrants issued for mineral interests	$1,630,761	$-
Cash paid for interest	$536,410	$1,108,059

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

At September 30, 2016, the Company had not yet achieved profitable operations. We had a net loss of $6,660,942 for the nine months ended September 30, 2016 and had accumulated losses of $81,564,381 since our inception to September 30, 2016, and expect to incur further losses in the development of our business. Working Capital as of September 30, 2016 was negative $3,752,222. Negative working capital is exacerbated by the inclusion in current liabilities of the $3,431,233 outstanding balance of subordinated convertible notes which have a maturity date of June 30, 2017 and are therefore included in current liabilities as of September 30, 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of September 30, 2016 and December 31, 2015 no valuation allowance was considered necessary.

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

On June 14, 2016, after the lawsuit that is described in Part II Item 1. “Legal Proceedings” regarding the Hunton Play, the Company received and subsequently deposited a check from Husky Ventures in the amount of $520,400. Husky Ventures designated that the check was in full satisfaction of its obligations under the transaction in which the Company sold the Chisholm Trail properties as described above. The Company does not believe the check is in full satisfaction of Husky Ventures’s obligations, including but not limited to that Husky Ventures has provided insufficient information for the Company regarding this transaction. The Company is currently pursuing claims against Husky Ventures, and others, related to this transaction and intends to continue to pursue those claims as described further in Part II Item 1. “Legal Proceedings” regarding the Hunton Play.

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

As of June 30, 2016 the Company performed an assessment of evaluated and unevaluated costs in the cost pool to conform the cumulative value of the Full Cost Pool to the combined amount of Reserve Value of evaluated, producing properties (as determined by independent analysis at December 31, 2015), plus the lesser of cumulative historical cost or estimated realizable value of unevaluated leases and projects expected to commence production in future operating periods. The results of the assessment was an additional charge to Impairment Expense of $57,912 on June 30, 2016. No further adjustments were required at September 30, 2016.

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the periods ended September 30, 2016 and September 30, 2015, the Company capitalized $106,388 (net of full cost pool adjustments) and $577,576, respectively, of interest on unevaluated properties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption which is based on the unweighted arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs. The Company recognized impairment of $22,438,114 on its oil and gas properties during the three months ended June 30, 2015 and an additional impairment at December 31, 2015 of $3,236,009 for a total impairment adjustment for 2015 of $25,674,123. Impairment in the amount of $57,912 was recognized at June 30, 2016 as a result of the Company’s assessment. . No further adjustments were required at September 30, 2016. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur. Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place. Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity (“ASU 2014-08”). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The update is effective prospectively to all periods beginning after December 15, 2014. Currently, the Company does not expect the adoption of ASU 2014-08 to have a material impact on our financial statements or results of operations.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on the Company’s financial position or results from operations.

Subsequent events – The Company evaluated subsequent events through November 10, 2016, the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

4. RELATED PARTY PAYABLES

As of September 30, 2016, related party payables consisted of accrued and unpaid compensation of $45,000 to one of our executive officers and a Director Fee payable to one of our Directors, Mr. Edward J. Devereaux of $36,112. Mr. Devereaux elected to receive $50,000 of the Director Fee in cash when funds are available. As of September 30, 2016 $13,888 had been paid to Mr. Devereaux.

On November 4, 2014, Eunis L. Shockey, a member of the Board of directors, loaned us $500,000 under a 30 day promissory note. The promissory note accrues interest at an annual rate of 10%. The balance of the note at September 30, 2016 was $134,375. The due date of the note is December 31, 2016.

5. COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of September 30, 2016, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

6. STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2016 the Company issued 150,000 shares of common stock as compensation for consulting services, with total value of $177,000.

During the three months ended September 30, 2016 the Company issued 251,456 shares of common stock in connection with oil and gas lease related costs of $331,930.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. STOCKHOLDERS’ EQUITY - continued

During the three months ended September 30, 2016 the Company issued 10,000 shares of Series C Convertible Preferred Stock (the “Series C Preferred”) to certain investors at a purchase price of $100 per share for total consideration of $1,000,000 cash. We filed the Certificate of Designation for the Series C Preferred with the Secretary of State of Nevada on July 8, 2016. The designations, preferences, limitations, restrictions and relative rights of the Series C Preferred are as follows: (i) a stated valueof $100 per share; (ii) mandatory conversion on the earlier of 92 days after the spud date of Hazel Prospect or October 13, 2016, with each holder having the right to convert at its election any time before that; (iii) a conversion price of $1.01 per share of common stock; (iv) each holder has the right to convert its shares into a proportionate heads up working interest in the Hazel Prospect, provided such election is made prior to the mandatory stock conversion date described in “(ii)” above, which working interest will be determined by dividing the number of shares the holder is converting by 10,000 and multiplying the result by one-third; (v) no rights to dividends; (vi) no voting rights; and (vii) in the event of any voluntary or involuntary liquidation, dissolution or winding up, the holders will be entitled to be paid out of the assets available for distribution to our stockholders, before any payment is to be made to the holders of common stock, but after the payment to the holders of Series B Convertible Preferred Stock.

During the three months ended September 30, 2016, the Company issued 1,822,656 shares of common stock in conversion of preferred stock (Series “B”) valued at $3,699,991.

During the three months ended September 30, 2016, the Company issued 2,069,065 shares of common stock in exercise of warrants at $.50 per share in connection with an offering to warrant holders dated June 16, 2016 to exercise warrants at the reduced exercise price of $.50 per share regardless of the original exercise price of warrants they were holding. The offering was scheduled to close on June 30, 2016, however the Company elected to extend the expiration of the offering to July 15, 2016. Any warrants not exercised within the offering period retained their original terms including the original exercise price. The exercise price adjustment was considered as a debt agreement modification for accounting purposes. The adjustment arising from the comparison of the fair value of the warrants at their original grant date to the fair value recalculated at the modification date (the re pricing date) was $52,270 for the three months ended September 30, 2016.

During the three months ended September 30, 2016, the Company issued 250,000 shares of common stock in exercise of warrants at $.50 per share in connection with the termination of a consulting agreement.

During the three months ended September 30, 2016, the Company issued 425,000 warrants in connection with oil and gas lease related costs of $221,000.

A summary of stock options and warrants outstanding as of September 30, 2016 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2016	2017	2018	2019	2020	2021	Total

$0.50			800,000				800,000
$0.70					1,275,000		1,275,000
$0.77				100,000			100,000
$1.00	-	150,000	-	54,366		1,500,000	1,704,366
$1.08				37,500			37,500
$1.40					1,643,475		1,643,475
$1.57					5,625,000		5,625,000
$1.73			100,000				100,000
$1.79					337,500		337,500
$1.80					500,000		500,000
$2.00		126,000	1,906,249	-			2,032,249
$2.03			2,000,000				2,000,000
$2.09	-	-	2,800,000	-			2,800,000
$2.23					832,512		832,512
$2.29			120,000				120,000
$2.50		-	-	35,211			35,211
$2.82	-	-	38,174	-			38,174
$3.50				15,000			15,000
$4.50	-	-	-	700,000			700,000
$5.00	8,391	170,000	-	-			178,391
$5.05		40,000					40,000
$6.00	-	-	523,123	22,580			545,703
$7.00	-	-	-	700,000			700,000
	8,391	486,000	8,287,546	1,664,657	10,213,487	1,500,000	22,160,081

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. STOCKHOLDERS’ EQUITY - continued

At September 30, 2016 the Company had reserved 22,160,081 shares for future exercise of warrants and stock options.

Warrants issued in relation to the promissory notes issued (see note 9) were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued are as follows:

Risk-free interest rate	0.78%
Expected volatility of common stock	191% - 253%
Dividend yield	0.00%
Discount due to lack of marketability	20-30%
Expected life of warrant	3 years - 5 years

7. CAPITALIZED COSTS

The following table presents the capitalized costs of the Company as of September 30, 2016 and December 31, 2015:

Evaluated costs subject to amortization	$9,799,760	$24,177,851
Unevaluated costs	12,998,656	9,677,425
Accumulated impairment expense	(10,279,142)	(22,783,989)
Total capitalized costs	12,519,274	11,071,287
Less accumulated depreciation, depletion and amortization	(2,968,855)	(4,013,616)
Net capitalized costs	$9,550,419	$7,057,671

Unevaluated costs as of September 30, 2016 include cumulative costs on developing projects including the Orogrande and Hazel Projects in West Texas and adjusted costs of nonproducing leases in Oklahoma.

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

The Company had a net deferred tax asset related to federal net operating loss carry forwards at September 30, 2016 of $36,802,748 available to offset future taxable income. The federal net operating loss carry forward will begin to expire in 2030. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carry forwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

During the fourth quarter of 2015, $1 million in note principal was converted into common stock. The total outstanding balance of Series “B” Notes at September 30, 2016 was $3,569,500.

Note Payable within one year – related party

The note payable to a related party of $134,375 is payable with interest to a Director on December 31, 2016.

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through September 30, 2016:

Asset retirement obligation – December 31, 2014	$35,951
Accretion Expense	1,107
Asset retirement obligation – March 31, 2015	$37,058
Accretion Expense	819
Removal of ARO for wells sold	(1,152)
Asset retirement obligation – June 30, 2015	$36,725
Accretion Expense	819
Asset retirement obligation – September 30, 2015	$37,544
Accretion Expense	747
Removal of ARO for wells sold	(9,208)
Asset retirement obligation – December 31, 2015	$29,083
Accretion Expense	747
Asset retirement obligation – March 31, 2016	$29,830
Removal of ARO for wells sold	(28,201)
Accretion Expense	41
Asset retirement obligation – June 30, 2016	$1,670
Accretion Expense	41
Asset retirement obligation – September 30, 2016	$1,711

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. SUBSEQUENT EVENTS

Divestiture of Assets

Effective October 1, 2016, the Company sold all its interest in the Marcelina Project in Wilson County, Texas including 1,060 leased acres and three producing wells. The sale price was $550,000 of which $207,000 was received in cash and responsibility for payment of $343,000 in vendor accounts payable related to the properties was transferred to the purchaser. Additionally, the Company issued 50,000 shares of common stock to Bayshore Operating Corporation, LLC, the operator of the properties, in connection with the sale. A loss on the sale of approximately $64,000 will be recognized in the fourth quarter, 2016.

Series C Preferred Conversion

On July 8, 2016, we sold a total of 10,000 shares of Series C Convertible Preferred Stock (the “Series C Preferred”) to certain investors at a purchase price of $100 per share for total consideration of $1,000,000. See Note 6, “Stockholder’s Equity,” above.

As of September 30, 2016, Torchlight owned a 66.66% working interest in approximately 12,000 acres in the Hazel Prospect AMI in the Midland Basin having acquired it from McCabe Petroleum Corporation in exchange for 1,500,000 warrants to purchase our common stock. On October 10, 2016, all of the holders of the Series C Preferred converted into an aggregate 33% working interest in the Hazel Prospect AMI including the Flying “B” Ranch #1 well under the terms of the Certificate of Designation. The Series C Preferred holders, in the case of electing to convert the Series C Preferred into a working interest in the Flying “B” Ranch well, were also entitled to a capital credit (with the operator of the property) toward development expenses equal to their invested amount into the Series C Preferred. The Company had transferred the entire $1,000,000 in proceeds from the issuance of the Series C Preferred to the operator as a prepayment of development costs. Since the Series C Preferred holders elected to convert into the Flying “B” working interest, they also received capital credit on the records of the operator for the balance of any part of the prepayment placed by the Company not applied to the development cost of the Flying “B” well. The conversion by the Series C Preferred holders and related capital credit transfer results in the Company incurring a liability during fourth quarter, 2016 of $339,624 for its share of development cost related to its remaining 33.34% working interest in the well.

Letter of Intent for Additional Hazel Project Acreage

On November 10, 2016, Torchlight entered into a nonbinding letter of intent (“LOI”) with Torchlight’s Chairman, Greg McCabe, to purchase an entity he owns which holds an additional 40.66% Working Interest in the Hazel Prospect. Upon entering into and closing a definitive agreement, Torchlight’s total ownership would increase to 74% Working Interest. Under the proposed terms of the transaction, Torchlight would pay Mr. McCabe 3,301,379 shares of Torchlight common stock and concurrently therewith Mr. McCabe would cancel or cause to be cancelled 3,301,379 outstanding warrants. Additionally, closing of the transaction would be subject to Torchlight paying certain related costs.

Resignation of Officer

Effective October 5, 2016, Willard G. McAndrew III resigned his position as Chief Operating Officer. Pursuant to the Resignation and Settlement Agreement, Mr. McAndrew was entitled to cash compensation under his Employment Agreement of $789,454 all of which was applied to the exercise price of a portion of Stock Options owned by him and resulting in the issuance of 502,837 shares of common stock. Mr. McAndrew also surrendered 750,000 unvested Stock Options and 250,000 vested Stock Options to the Company. The remaining Stock Options held by Mr. McAndrew totaling 2,000,000 (before exercise of the 502,837 above) were all vested in full and reset to expire on June 11, 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the acquisition, exploration, exploitation, and/or development of oil and natural gas properties in the United States. We operate our business through our subsidiaries Torchlight Energy Inc., Torchlight Energy Operating, LLC, and Hudspeth Oil Corporation.

During the quarter ended June 30, 2016 the Board of Directors initiated a review of Company operations in view of the divestiture of its Oklahoma properties, beginning with the sale of the Chisholm Trail properties in fourth quarter, 2015 and the sale of the Cimarron properties in second quarter, 2016. During this same time development had continued on the Orogrande Project in West Texas and in April, 2016, the Company acquired the Hazel Project in the Midland Basin also in West Texas. These West Texas properties demonstrate significant potential and future production capabilities based upon the analysis of scientific data being gathered in the day by day development activity. Therefore, the Board has determined to focus its efforts and capital on these two projects to maximize shareholder value for the long run.

During the quarter ended June 30, 2016, in accordance with this new emphasis, remaining projects in other locations were offered for sale. The result has been the closing on August 10, 2016 of the assignment of the Company’s Ring Properties in Kansas to our joint venture partner. Further, the Marcelina properties in South Texas have been sold effective October 1, 2016. The Company’s remaining assets in Oklahoma consisting of three AMI’s (the Viking, Rosedale, and the Thunderbird) and four wells (two are producing) are held pending the outcome of the lawsuit filed by Torchlight against the operator, Husky Ventures, in May, 2016.

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

Current Projects

As of September 30, 2016 the Company had interests in four oil and gas projects: the Marcelina Creek Field Development in Wilson County, Texas, (sold effective October 1, 2016) Hunton wells operated by Husky Ventures in Central Oklahoma, the Orogrande Project in Hudspeth County, Texas, and the Hazel Project in the Midland Basin in West Texas.

Hunton Play, Central Oklahoma

As of September 30, 2016, we were actively producing from one well in Viking, and one in Prairie Grove.

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

Since the filing, the claims against the defendants April Glidewell, Maximus Exploration, LLC, Atwood Acquisitions, LLC and John M. Selser, Sr. have been non-suited without prejudice to re-filing the claims.   The claims remain pending against the remaining defendants.

Reference Part II. Item 1. Legal Proceedings regarding the Hunton Play for further detail.

Viking AMI

In the fourth quarter of 2013 we entered into an Area of Mutual Interest (AMI) with Husky Ventures, the Viking Prospect. We acquired a 25% interest in 3,945 acres in the Viking AMI. We subsequently acquired an additional 5% in May, 2014. We had an interest in 8,800 total acres as of September 30, 2016. (Net undeveloped acres = 2,600) Husky drilled the first two wells in the AMI in second quarter, 2014. One well is currently producing nominal quantities of oil. Our net cumulative investment through September 30, 2016 in undeveloped acres in the Viking AMI was $1,387,928.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Rosedale AMI

In January of 2014 we contracted for a 25% Working Interest in approximately 5,000 acres in the Rosedale AMI in South Central Oklahoma. We acquired an additional 5% in May, 2014. The Company had an interest in 11,600 total acres as of September 30, 2016 (Net undeveloped acres = 3,500). Our cumulative investment through September 30, 2016 in the Rosedale AMI was $2,834,514.

Prairie Grove – Judy Well

In February of 2014, we acquired a 10% Working Interest in a well in the Prairie Grove AMI from a non-consenting third party who elected not to participate in the well. The well is producing approximately 12 BOE per day.

Thunderbird AMI

In July of 2014, we contracted for a 25% Working Interest in the Thunderbird AMI. The total acres in which the Company had an interest at September 30, 2016 totals 4,300 acres (Net undeveloped acres = 1,100). Our cumulative investment through September 30, 2016 in the Thunderbird AMI was $949,530.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Torchlight Energy and Founders have elected to move forward on planning the next phase of drilling in the Orogrande Project. The project operator planned to permit three new wells starting with the University Founders B-19 #1 well. The new wells would be drilled vertically for test purposes and would have sufficient casing size to support lateral entry into any pay zone(s) encountered once the well is tested vertically. Torchlight and the project operator would then run a battery of tests on each well to gain information for future development of the field. The B-19 #1 well had been drilled and tested and pipe set at June 30, 2016. During the third quarter, 2016 development continued on the B-19 and the well was in testing phase as of September 30, 2016.

Hazel Project in the Midland Basin in West Texas

Effective April 1, 2016, Torchlight Energy Inc. acquired from McCabe Petroleum Corporation a 66.66% working interest in approximately 12,000 acres in the Midland Basin in exchange for 1,500,000 warrants to purchase our common stock with an exercise price of $1.00 for five years and a back-in after payout of a 25% working interest to the seller.

Initial development of the first well on the Property, the Flying “B” Ranch #1, began July 10, 2016 and development continued through September 30, 2016. The well was in testing phase as of September 30, 2016.

Historical Results for the nine months ended September 30, 2016 and 2015:

Revenues and Cost of Revenues

For the nine months ended September 30, 2016, we had production revenue of $337,798 compared to $1,442,857 for the nine months ended September 30, 2015. Refer to the table of production and revenue included below for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $295,208, and $669,626 for the nine months ended September 30, 2016 and 2015, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Marcelina	Q1 - 2015	2,425	0	$98,787	$-	$98,787
Oklahoma	Q1 - 2015	5,931	37,226	$277,574	$117,521	$395,095
Kansas	Q1 - 2015	979	0	$40,680	$-	$40,680
Total Q1-2015		9,335	37,226	417,041	117,521	534,562

Marcelina	Q2 - 2015	1,957	0	$101,291	$-	$101,291
Oklahoma	Q2 - 2015	5,495	32,348	$290,540	$97,374	$387,914
Kansas	Q2 - 2015	889	0	$19,060	$-	$19,060
Total Q2-2015		8,341	32,348	$410,891	$97,374	$508,265

Marcelina	Q3 - 2015	2,177	0	$86,845	$-	$86,845
Oklahoma	Q3 - 2015	4,550	31,275	$212,156	$87,791	$299,947
Kansas	Q3 - 2015	370	0	$13,238	$-	$13,238
Total Q3-2015		7,097	31,275	$312,239	$87,791	$400,030

Marcelina	Q4 - 2015	1,337	0	$44,391	$-	$44,391
Oklahoma	Q4 - 2015	1,624	12,380	$93,864	$37,349	$131,213
Kansas	Q4 - 2015	247	0	$9,573	$-	$9,573
Total Q4-2015		3,208	12,380	$147,828	$37,349	$185,177

Year Ended 12/31/15		27,981	113,229	$1,287,999	$340,035	$1,628,034

Marcelina	Q1 - 2016	3,000	0	$92,546	$-	$92,546
Oklahoma	Q1 - 2016	2,026	21,148	$54,211	$38,624	$92,835
Kansas	Q1 - 2016	312	0	$12,913	$-	$12,913
Total Q1-2016		5,338	21,148	159,670	38,624	198,294

Marcelina	Q2 - 2016	917	0	$38,812	$-	$38,812
Oklahoma	Q2 - 2016	675	9,689	$30,411	$11,142	$41,553
Kansas	Q2 - 2016	608	0	$24,855	$-	$24,855
Total Q2-2016		2,200	9,689	$94,078	$11,142	$105,220

Marcelina	Q3 - 2016	464	0	$20,189	$-	$20,189
Oklahoma	Q3 - 2016	180	2,830	$7,925	$6,170	$14,095
Kansas	Q3 - 2016	0	0	$-	$-	$-
Total Q3-2016		644	2,830	$28,114	$6,170	$34,284

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We recorded depreciation, depletion, and amortization expense of $740,059 for the nine months ended September 30, 2016 compared to $902,153 for the nine months ended June 30, 2015.

The decline in revenue, cost of revenue and depreciation, depletion, and amortization expense is attributable to the divestiture of oil and gas producing properties beginning in the fourth quarter, 2015 and continuing through September 30, 2016.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2016 and 2015 were $5,534,933 and $12,255,704, respectively, a decrease of $6,720,771. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the nine months ended September 30, 2016 compared to 2015 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$(5,971,528)
Increase(decrease) in consulting expense	$(287,914)
Increase(decrease) in professional fees	$(179,781)
Increase(decrease) in investor relations	$60,938
Increase(decrease) in travel expense	$(17,838)
Increase(decrease) in salaries and compensation	$(288,505)
Increase(decrease) in legal fees	$(7,034)
Increase(decrease) in insurance	$(23,365)
Increase(decrease) in general corporate expenses	$(5,744)

Total (Decrease) in General and Administrative Expenses	$(6,720,771)

Substantially all of the decrease is related to reduced reliance on outside consultants who were compensated principally with stock and warrants.

Historical Results for the three months ended September 30, 2016 and 2015:

Revenues and Cost of Revenues

For the three months ended September 30, 2016, we had production revenue of $34,284 compared to $400,030 for the three months ended September 30, 2015. Refer to the table of production and revenue history above. Our cost of revenue, consisting of lease operating expenses and production taxes, was $49,908, and $159,082 for the three months ended September 30, 2016 and 2015, respectively.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2016 and 2015 were $787,228 and $3,359,679, respectively, a decrease of $2,572,451. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the three months ended September 30, 2016 compared to 2015 is detailed as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Increase(decrease) in non cash stock and warrant compensation	$(2,107,427)
Increase(decrease) in consulting expense	$(190,046)
Increase(decrease) in professional fees	$66,624
Increase(decrease) in investor relations	$14,142
Increase(decrease) in travel expense	$(32,917)
Increase(decrease) in salaries and compensation	$(400,999)
Increase(decrease) in legal fees	$105,968
Increase(decrease) in insurance	$(1,059)
Increase(decrease) in general corporate expenses	$(26,737)

Total (Decrease) in General and Administrative Expenses	$(2,572,451)

Substantially all of the decrease is related to reduced reliance on outside consultants who were compensated principally with stock and warrants.

Liquidity and Capital Resources

At September 30, 2016, we had working capital of ($3,752,222), current assets of $1,879,301 consisting of cash, accounts receivable, notes receivable, and prepaid expenses and total assets of $11,483,380 consisting of current assets, investments in oil and gas properties, and other assets. As of September 30, 2016, we had current liabilities of $5,631,523, consisting of, accounts payable (principally for development costs), payables to related parties, notes payable, and accrued interest. Negative working capital is exacerbated by the inclusion in current liabilities of the $3,431,233 outstanding balance of subordinated convertible notes which have a maturity date of June 30, 2017 and are therefore included in current liabilities as of September 30, 2016. Stockholders’ equity was $5,850,146.

Cash flow provided by (used) in operating activities for the nine months ended September 30, 2016 was $(2,902,894) compared to $(1,505,816) for the nine months ended September 30, 2015, an increase of $397,078. Cash flow provided (used) by operating activities for the nine months ended September 30, 2016 can be primarily attributed to net losses from operations of $6,660,942 which consists primarily of $5,534,933 in general and administrative expenses, depreciation, depletion and amortization of $740,059, and accretion of convertible note discounts of $142,867. Cash flow provided (used) by operating activities for the nine months ended September 30, 2015 can be primarily attributed to net losses from operations of $36,456,359, which consists primarily of $12,255,704 in general and administrative expenses, depreciation, depletion, and amortization of $902,153, accretion of convertible note discounts of $1,228,161, and impairment expense of $22,438,114. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flow used in investing activities for the nine months ended September 30, 2016 was $27,780 compared to $2,418,460 for the nine months ended September 30, 2015. Cash flow used in investing activities consists primarily of oil and gas investments in Texas properties during the nine months ended September 30, 2016.

Cash flow provided by financing activities for the nine months ended September 30, 2016 was $2,066,984 as compared to $5,636,096 for the nine months ended September 30, 2015. Cash flow provided by financing activities consists primarily of proceeds from common stock issues, promissory notes, and warrant exercises. We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Commitments and Contingencies

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time. As of September 30, 2016 and September 30, 2015, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

As of September 30, 2016 the Company had interests in four oil and gas projects: the Marcelina Creek Field Development in Wilson County, Texas, the Hunton play in Central Oklahoma, the Orogrande Project in Hudspeth County, Texas, and the Hazel Project in the Midland Basin in West Texas. See the description under “Current Projects” above under “Overview” for more information and disclosure regarding commitments and contingencies relating to these projects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

ITEM 1. LEGAL PROCEEDINGS

Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc. has pending in the 429th judicial district court in Collin County, Texas a lawsuit against Husky Ventures, Inc., Charles V. Long, Silverstar of Nevada, Inc., Gastar Exploration Inc., J. Russell Porter, Michael A. Gerlich, and Jerry R. Schuyler that was originally filed in May 2016 (previous defendants April Glidewell, Maximus Exploration, LLC, Atwood Acquisitions, LLC and John M. Selser, Sr have been non-suited without prejudice to re-filing the claims). In the lawsuit, we allege, among other things, that the defendants acted improperly in connection with multiple transactions, and that the defendants misrepresented and omitted material information to us with respect to these transactions. The lawsuit seeks damages arising from 15 different causes of action, including without limitation, violations of the Texas Securities Act, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, unjust enrichment and tortious interference. The lawsuit also seeks a complete accounting as to how our investment funds were used, including all transfers between and among the defendants. We are seeking the full amount of our damages on $20,000,000 invested. At this time we believe our damages to be in excess of $1,000,000, but the precise amount will be determined in the litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2016, the Company issued a total of 150,000 shares of common stock as compensation for consulting services.

During the three months ended September 30, 2016, the Company issued a total of 251,456 shares of common stock in connection with oil and gas lease related costs, including without limitation 115,000 shares to Green Hill Minerals, LLC (Green Hill Minerals is owned by sons of Gregory McCabe, our director since July 2016).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - continued

During the three months ended September 30, 2016, the Company issued a total of 425,000 warrants in connection with oil and gas lease related costs to Green Hill Minerals, LLC (Green Hill Minerals is owned by sons of Gregory McCabe, our director since July 2016). The warrants have an exercise price of $.70 per share and expire in February 2020.

During the three months ended September 30, 2016, the Company issued 250,000 shares of common stock in exercise of warrants at $.50 per share in connection with the termination of a consulting agreement.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Share Exchange Agreement dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010.) *

3.1	Articles of Incorporation. (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

3.2	Certificate of Amendment to Articles of Incorporation dated December 10, 2014. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2015.) *

3.3	Certificate of Amendment to Articles of Incorporation dated September 15, 2015. (Incorporated by reference from Form 10-Q filed with the SEC on November 12, 2015.) *

3.4	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on October 26, 2016.) *

4.1	Certificate of Designation for Series A Convertible Preferred Stock (Incorporated by reference from Form 8-K filed with the SEC on June 9, 2015.) *

4.2	Certificate of Designation for Series B Convertible Preferred Stock (Incorporated by reference from Form 8-K filed with the SEC on September 30, 2015.) *

4.3	Certificate of Designation for Series C Convertible Preferred Stock (Incorporated by reference from Form 8-K filed with the SEC on July 11, 2016.) *

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

ITEM 6. EXHIBITS - continued

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

10.20	Purchase and Sale Agreement with Husky Ventures, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 12, 2015) *

10.21	Purchase Agreement with McCabe Petroleum Corporation for acquisition of “Hazel Project” (Incorporated by reference from Form 10-Q filed with the SEC on August 15, 2016)*

10.22	Resignation and Settlement Agreement with Willard G. McAndrew

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

Torchlight Energy Resources, Inc.

Date: November 10, 2016	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: November 10, 2016	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer