Form 10-K
period 2016-12-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2017-03-31
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $.55 on the Nasdaq Stock Market, was approximately $19,404,947.

At March 21, 2017, there were 57,862,004 shares of the registrant’s common stock outstanding (the only class of common stock).

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

Business Overview

Our business model is to focus on drilling and working interest programs within the United States, primarily in basins or areas with known geology such as the Permian Basin in West Texas. We have interests in three oil and gas projects, which projects are described in more detail below in the section titled “Current Projects.”  We anticipate being involved in multiple other oil and gas projects moving forward, pending adequate funding.  We anticipate acquiring exploration and development projects both as a non-operating working interest partner, participating in drilling activities primarily on a basis proportionate to the working interest, and acquiring properties we can operate.  We intend to spread the risk associated with drilling programs by entering into a variety of programs in different fields with differing economics.

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

Key Business Attributes

Experienced People.  We build on the expertise and experiences of our management team, including John Brda and Roger Wurtele.  We will also receive guidance from outside advisors as well as our Board of Directors and will align with high quality exploration and technical partners.

Project Focus. We are focusing primarily on exploitation projects by pursuing resources in areas where commercial production has already been established but where opportunity for additional and nearby development is indicated. We may pursue high risk exploration prospects which may appear less favored than low risk exploration. We will, however, consider these high risk-high reward exploration prospects in connection with exploitation opportunities in a project that would reduce the overall project economic risk. We will consider such high risk-high reward prospects on their individual merits.

Lower Cost Structure.  We will attempt to maintain the lowest possible cost structure, enabling the greatest margins and providing opportunities for investment that would not be feasible for higher cost competitors.

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

ITEM 1.    BUSINESS - continued

Project Focus

Generally, we will focus on exploitation projects (primarily for oil, although gas projects will be considered if the economics are favorable).  Projects are first identified, evaluated, and followed by the engagement of third party operating or financial partners. Subject to overall availability of capital, our interest in large capital projects will be limited. Each opportunity will be investigated on a standalone basis for both technical and financial merit.

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

Operations and Field Activities.   This process begins following management approval of an investment.  Well site supervision, construction, drilling, logging, product marketing, and transportation are examples of some activities.   We will prefer to be the operator, but when operations are not possible, we will farm-out sufficient interests to third parties that will be responsible for these operating activities.  We provide personnel to monitor these activities and associated costs.

Administrative and Finance Management.   This process coordinates our initial structuring and capitalization, general operations and accounting, reporting, audit, banking and cash management, regulatory agencies reporting and interaction, timely and accurate payment of royalties, taxes, leases rentals, vendor accounts and performance management that includes budgeting and maintenance of financial controls, and interface with legal counsel and tax and other financial and business advisors.

Current Projects

As of December 31, 2016 the Company had interests in three oil and gas projects:, the Orogrande Project in Hudspeth County, Texas, and the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, and the Hunton wells in partnership with Husky Ventures in Central Oklahoma .

ITEM 1.    BUSINESS - continued

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Greg McCabe. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which holds certain oil and gas assets, including a 100% working interest in 172,000 mostly contiguous acres in the Orogrande Basin in West Texas. This acreage is in the primary term under five-year leases that carry additional five-year extension provisions. As consideration, at closing we issued 868,750 shares of our common stock to Mr. McCabe and paid a total of $100,000 in geologic origination fees to third parties.  Additionally, Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement. All drilling obligations through December 31, 2016 have been met.  Closing of the transactions occurred on September 23, 2014.

Of the 168,000 acres, 40,154 were scheduled for renewal in December, 2014.  The Company renewed the leases for the 40,154 acres during second quarter, 2015. Prior to March 31, 2015, the Company had the obligation to begin drilling its first well in order to hold the acreage block. The Rich A-11 well was permitted and spudded and drilling began as required by March 31, 2015.

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

Under a joint operating agreement (on A.A.P.L. Form 610 – 1989 Model Form Operating Agreement with COPAS 2005 Accounting Procedures) (“JOA”) also entered into on September 23, 2015, Founders is designated as operator of the leases.  Any variance to the operating plan will be determined by a Development Committee, which committee is made up of members from Founders and Farmor, or their designees, to discuss and recommend the location of the drill wells, data to be gathered and the form of same.  As contemplated under the Farmout Agreement, starting within 90 days of the completion of the fracing on the Rich A-11 Well, and at all times subject to the 90 day continuous drilling clause, Founders has the option, but not the obligation, to retain the assigned interest as follows: (1) if Founders spends a minimum of $45 million on actual drilling operations while maintaining compliance with the continuous drilling clause, subject to reasonable delays resulting from reasonable Force Majeure conditions, Founders will have fulfilled its farmout obligations and will be entitled to retain the assigned interests. If Founders does not meet such obligations, it will reassign to Farmor the assigned interest except it will be entitled to retain its interest in the leases covering all wells drilled by Founders and the sections in which such wells are located. Additionally, Founders will resign as operator of the JOA as to all lands reassigned; and (2) Farmor will be carried in all drilling operations during the first two years and/or $45 million in drilling operations, whichever comes last, subject to Founders’ right to recoup certain expenses on “Gap Wells.”  After three years and after Founders has earned its working interest, either party may elect to market the acreage as an entire block, including operatorship.  Should an acceptable bid arise, and both parties agree, the block will be sold 100% working interest to that third party bidder.  However, if only one party wants to accept the outside offer, the other party (the party who wishes not to sell) has the right to purchase the working interest from the selling party.

The Rich A-11 well that was drilled by Torchlight in second quarter, 2015 was evaluated and numerous scientific tests were performed to provide key data for the field development thesis. During the testing process a poor cement bond was identified preventing a cost effective production test for the primary pay zones. Repair to the well bore necessary for a subsequent frac procedure was determined to be economically unfeasible. With the Rich A-11 designed as a test well rather than commercial target, a decision to begin plans for drilling the next well(s) with larger casing that utilized for future commercial production was made.

Torchlight Energy and Founders have elected to move forward on planning the next phase of drilling in the Orogrande Project. The project operator planned to permit three new wells in 2016 starting with the University Founders B-19 #1 well. The new wells would be drilled vertically for test purposes and would have sufficient casing size to support lateral entry into any pay zone(s) encountered once the well is tested vertically. Torchlight and the project operator would then run a battery of tests on each well to gain information for future development of the field. The second test well, the University Founders B-19 #1, was spudded on April 24, 2016 and drilled in second quarter, 2016. The well successfully pumped down completion fluid in third quarter and indications of hydrocarbons were seen at the surface on this second Orogrande Project test well. Despite encountering a bedding plane in a small section of the wellbore which required the installation of a pump to dewater, fluids from the B-19 #1 test well have begun to show an oil cut. The oil samples appear to be to be very high gravity in the 45° to 47° API range. The well has shown casing pressure measured from 200 psi to 540 psi at various times during the testing phase. The presence of natural gas is also noted and samples have been taken showing a ~1050 BTU content.

ITEM 1.    BUSINESS - continued

The parties have agreed to amend the drilling schedule for the next well to be no later than April 30, 2017. Future plans are focused on drilling additional wells in the Orogrande per our Farmout agreement with Founders in which we will be carried on costs for all aspects of drilling for the foreseeable future.

Hazel Project in the Midland Basin in West Texas

Effective April 1, 2016, Torchlight Energy Inc. acquired from McCabe Petroleum Corporation, a 66.66% working interest in approximately 12,000 acres in the Midland Basin in exchange for 1,500,000 warrants to purchase our common stock with an exercise price of $1.00 for five years and a back-in after payout of a 25% working interest to the seller.

Initial development of the first well on the property, the Flying B Ranch #1, began July 10, 2016 and development continued through September 30, 2016. This well was is classified as a test well in the development pursuit of the Hazel Project.

In October, 2016, the holders of the Company's Series C Preferred shares (which were issued in July, 2016) elected to convert into a 33.33% Working Interest in the Company's Hazel Project, reducing Torchlight's ownership from 66.66% to a 33.33% Working Interest.

On December 27, 2016, drilling activities commenced on its next Midland Basin, Hazel Project well, the Flying B Ranch #2. The well will be a vertical test similar to the Company's first Hazel Project well, the Flying B Ranch #1. We intend to continue to de-risk the Hazel AMI by continuing to drill evaluation wells. The next scheduled well in the Hazel Project is set for the end of June, 2017. It is intended to be a horizontal well testing the Wolfcamp formation in order to determine horizontal viability of the play.

In November, 2016, the Company announced that it had entered into a Letter of Intent to increase its ownership across all 12,000 gross acres in the Hazel Project resulting in 8,880 net acres in its Midland Basin Hazel Project. Upon closing of the transactions in January, 2017 contemplated by the Letter of Intent, Torchlight obtained the additional 40.66% Working Interest from an entity owned and controlled by its Chairman, Greg McCabe, increasing Torchlight's total ownership to 74%. Reference “Subsequent Events” in Note 11 to the financial statements included in this report.

Hunton Play, Central Oklahoma

As of December 31, 2016, we were actively producing from one well in the Viking AMI, and one well in Prairie Grove.

Legal Proceeding

As previously disclosed, in May, 2016, Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc. filed a lawsuit in the 429th judicial district court in Collin County, Texas against Husky Ventures, Inc., Charles V. Long, April Glidewell, Silverstar of Nevada, Inc., Maximus Exploration, LLC, Atwood Acquisitions, LLC, Gastar Exploration Inc., J. Russell Porter, Michael A. Gerlich, Jerry R. Schuyler, and John M. Selser, Sr. Reference is made to Item 3, “Legal Proceedings,” for more information regarding this lawsuit.

Viking AMI

In the fourth quarter of 2013 we entered into an Area of Mutual Interest (AMI) with Husky Ventures, the Viking Prospect. We acquired a 25% interest in 3,945 acres and subsequently acquired an additional 5% in May, 2014. We had an interest in 8,800 total acres as of December 31, 2016. (Net undeveloped acres = 2,600) Husky drilled the first two wells in the AMI in second quarter, 2014. Detail of developed and undeveloped acreage positions at December 31, 2016, Drilling Activity, and Cumulative Well Status are presented in Tables in Item 2 of this filing. Our net cumulative investment through December 31, 2016 in undeveloped acres in the Viking AMI was $1,387,928. In addition the company has incurred $133,468 as its share of costs related to the early stages of the construction of a gas pipeline which was to serve the Viking AMI.

ITEM 1.    BUSINESS - continued

Rosedale AMI

In January of 2014 we contracted for a 25% Working Interest in approximately 5,000 acres in the Rosedale AMI consisting of eight townships in South Central Oklahoma. We subsequently acquired an additional 5% in May, 2014. The Company had an interest in 11,600 total acres as of December 31, 2016 (Net undeveloped acres = 3,500). Detail of developed and undeveloped acreage positions at December 31, 2016 is presented in the Table in Item 2 of this filing. Our cumulative investment through December 31, 2016 in the Rosedale AMI was $2,833,744.

Prairie Grove – Judy Well

In February of 2014, we acquired a 10% Working Interest in a well in the Prairie Grove AMI from a non-consenting third party who elected not to participate in the well.

Thunderbird AMI

In July of 2014, we contracted for a 25% Working Interest in the Thunderbird AMI. The total acres in which the Company has an interest at December 31, 2016 totals 4,300 acres (Net undeveloped acres = 1,100). Detail of developed and undeveloped acreage positions at December 31, 2016 is presented in the Table in Item 2 of this filing. Our cumulative investment through December 31, 2016 in the T4 AMI was $949,530.

Industry and Business Environment

Currently, we are experiencing a time of lower oil prices caused by lower demand, higher US Supply, and OPEC’s policies on production.   Unfortunately, this is the cyclical nature of the oil and gas industry.  We experience highs and lows that seem to come in cycles.  Fortunately, advances in technology drive the US market and we feel this will drive the development costs down on our exploration and drilling programs.

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

ITEM 1.    BUSINESS - continued

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

ITEM 1.    BUSINESS - continued

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

Employees

We currently have four full time employees and no part time employees.  We anticipate adding additional employees, when adequate funds are available, and using independent contractors, consultants, attorneys, and accountants as necessary to complement services rendered by our employees.  We presently have independent technical professionals under consulting agreements who are available to us on an as needed basis.

Research and Development

We did not spend any funds on research and development activities during years ended December 31, 2016 or 2015.

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

Risks Related to the Company and the Industry

We have a limited operating history relative to larger companies in our industry, and may not be successful in developing profitable business operations.

We have a limited operating history relative to larger companies in our industry.  Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil and natural gas industries.  As of the date of this report, we have generated limited revenues and have limited assets.  We have an insufficient history at this time on which to base an assumption that our business operations will prove to be successful in the long-term.  Our future operating results will depend on many factors, including:

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

To achieve profitable operations in the future, we must, alone or with others, successfully manage the factors stated above, as well as continue to develop ways to enhance our production efforts.  Despite our best efforts, we may not be successful in our exploration or development efforts, or obtain required regulatory approvals.  There is a possibility that some, or all, of the wells in which we obtain interests may never produce oil or natural gas.

ITEM 1A. RISK FACTORS - continued

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

Our auditor indicated that certain factors raise substantial doubt about our ability to continue as a going concern.

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We had a net loss of approximately $7.7 million for the year ended December 31, 2016 and an accumulated deficit in aggregate of approximately $82.6 million at year end.  We are not generating sufficient operating cash flows to support continuing operations, and expect to incur further losses in the development of our business.

In our financial statements for the year ended December 31, 2016, our auditor indicated that certain factors raised substantial doubt about our ability to continue as a going concern.  These factors included our accumulated deficit, as well as the fact that we were not generating sufficient cash flows to meet our regular working capital requirements.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management's plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

If oil or natural gas prices remain depressed or drilling efforts are unsuccessful, we may be required to record additional write downs of our oil and natural gas properties.

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

The Company recognized impairment of $22,438,114 on its oil and gas properties at June 30, 2015 and an additional Impairment adjustment of $3,236,009 was made at December 31, 2015 for a total impairment charge of $25,674,123 for the year 2015.

During the year ended December 31, 2016 the Company performed assessments of evaluated and unevaluated costs in the cost pool to conform the cumulative value of the Full Cost Pool to the combined amount of Reserve Value of evaluated, producing properties (as determined by independent analysis at December 31, 2015), plus the lesser of cumulative historical cost or estimated realizable value of unevaluated leases and projects expected to commence production in future operating periods. The results of the assessment was an additional impairment charge of $70,080 for 2016.

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

Hydraulic fracturing is typically regulated by state oil and gas commissions. Some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, and/or well construction requirements on hydraulic fracturing operations.  For example, Pennsylvania is considering proposed regulations applicable to surface use at oil and gas well sites, including new secondary containment requirements and an abandoned and orphaned well identification program that would require operators to remediate any such wells that are damaged during current hydraulic fracturing operations.  New York has placed a permit moratorium on high volume fracturing activities combined with horizontal drilling pending the results of a study regarding the safety of hydraulic fracturing. And certain communities in Colorado have also enacted bans on hydraulic fracturing.

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

As of the date of this report, our executive officers and directors collectively and beneficially own approximately 28.82% of our outstanding common stock (see Item 12 of this report for an explanation of how this number is computed).  This concentration of voting control gives these affiliates substantial influence over any matters which require a stockholder vote, including without limitation the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders.  It could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us.  This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In performing this evaluation and testing, management concluded that our internal control over financial reporting is not effective as of December 31, 2016 because of a material weaknesses in our internal control over financial reporting.  We are, however, addressing the issue and updating of our policies and procedures. Upon finalizing these policies and procedures and ensuring they are effectively applied, we believe our internal control will be deemed effective. Correcting this issue, and thereafter our continued compliance with Section 404, will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to engage independent professional assistance. Moreover, if we are not able to correct our internal control issues and comply with the requirements of Section 404 in a timely manner, or if in the future we or our independent registered public accounting firm identifies other deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

ITEM 1A. RISK FACTORS - continued

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 and concluded that we did not maintain effective internal control over financial reporting. Specifically, management identified material weaknesses over the accounting for stock options issued to employees and nonemployees and stock warrants issued for services, property and financings—see Item 9A, “Controls and Procedures,” below. This control deficiency resulted in audit adjustments in preparation of this Annual Report on Form 10-K. The impact on previously issued financial statements was not determined to be significant. While certain actions have been taken to enhance our internal control over financial reporting relating to this material weaknesses, we are still in the process of implementing our comprehensive remediation plan. If the material weakness is not remediated, it could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which could negatively affect investor confidence in our company, and, as a result, the value of our common stock could be adversely affected.

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

Our stockholders could sell substantial amounts of common stock in the public market, including shares sold upon the filing of a registration statement that registers such shares and/or upon the expiration of any statutory holding period under Rule 144 of the Securities Act of 1933 (the “Securities Act”), if available, or upon the expiration of trading limitation periods.  Such volume could create a circumstance commonly referred to as a market “overhang” and in anticipation of which the market price of our common stock could fall. Additionally, we have a large number of warrants that are presently exercisable. The exercise of a large amount of these securities followed by the subsequent sale of the underlying stock in the market would likely have a negative effect on our common stock’s market price. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to secure additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

We do not anticipate paying any cash dividends on our common stock.

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

Investment in oil and gas properties during the years ended December 31,2016 and 2015 is detailed as follows:

	2016	2015
Property acquisition costs	$615,000	$-
Development costs	1,678,497	4,518,239
Exploratory costs	-	-

Totals	$2,293,497	$4,518,239

Property acquisition cost relates to the Company’s acquisition of the Hazel Project in West Texas. The development costs include reentry of the Johnson #4 well in the south Texas Marcelina area (sold in 2016) and development costs in the Orogrande and Hazel projects in west Texas. No development costs were incurred for Oklahoma properties in 2016.

Oil and Natural Gas Reserves

Reserve Estimates

SEC Case. The following tables sets forth, as of December 31, 2016, our estimated net proved oil and natural gas reserves, the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves and our estimated net probable oil and natural gas reserves, each prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”).  All of our reserves are located in the United States.

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

The estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2016. For purposes of determining prices, we used the average of prices received for each month within the 12-month period ended December 31, 2016, adjusted for quality and location differences, which was $42.75 per barrel of oil and $2.33 per MCF of gas.  This average historical price is not a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

ITEM 2.    PROPERTIES – continued

	December 31, 2016			December 31, 2016
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	1,400	23,300	5,284	$31	$29
Proved Nonproducing	46,800	467,600	124,733	$776	$301
Total Proved	48,200	490,900	130,017	$807	$330

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$341

Probable Undeveloped	-	-	-	$-	$-

Reserve values as of December 31, 2016 are related to a single producing well in Oklahoma – the Judy well in the Prairie Grove AMI.

	December 31, 2015			December 31, 2015
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	14,210	34,400	19,943	$322	$280
Proved Nonproducing	40,170	0	40,170	$860	$763
Total Proved	54,380	34,400	60,113	$1,182	$1,043

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$5,935
Probable Undeveloped	-	-	-	$-	$-

BOE equivalents are determined by combining barrels of oil with MCF of gas divided by six.

ITEM 2.    PROPERTIES - continued

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Years Ended December 31, 2016 and 2015

The following table sets forth the Company’s net proved reserves, including changes, and proved developed reserves:

	2016			2015
	Oil (Bbls)	Gas (Mcf)	BOE	Oil (Bbls)	Gas (Mcf)	BOE
TOTAL PROVED RESERVES:
Beginning of period	54,380	34,400	60,113	914,400	3,790,650	1,546,175
Acquisition	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-
Divestiture of reserves	(52,600)	-	(52,600)	(394,400)	(2,483,950)	(808,391)
Revisions of previous estimates	54,908	493,013	137,078	(437,639)	(1,159,071)	(630,818)
Production	(8,488)	(36,513)	(14,574)	(27,981)	(113,229)	(46,853)
End of period	48,200	490,900	130,017	54,380	34,400	60,113

PROVED DEVELOPED RESERVES
Proved developed producing	1,400	23,300	5,284	14,210	34,400	19,943
Proved nonproducing	46,800	467,600	124,733	40,170	-	40,170
Total	48,200	490,900	130,017	54,380	34,400	60,113

Total Proved Undeveloped	-	-	-	-	-	-

The decrease attributable to divestiture of reserves is from the sale of Oklahoma properties - the Cimarron properties in second quarter, 2016.

The upward revisions of previous estimates of 54,908 Bbls and 493,013 MCF results primarily from 2016 reserve report calculations for the Company’s properties driven by industry conditions and the change in the proportional quantities of oil and gas in production from the Judy well in Oklahoma from 2015 to 2016.

ITEM 2.    PROPERTIES - continued

Standardized Measure of Oil & Gas Quantities
Year Ended December 31, 2016 and 2015

The standardized measure of discounted future net cash flows relating
to proved oil and natural gas reserves is as follows :	2016	2015

Future cash inflows	$3,156,970	$2,410,202
Future production costs	(1,000,410)	(1,169,591)
Future development costs	(1,350,000)	(58,575)
Future income tax expense	-	5,818,722
Future net cash flows	806,560	7,000,758
10% annual discount for estimated
timing of cash flows	(465,644)	(1,065,570)
Standardized measure of discounted future
net cash flows related to proved reserves	$340,916	$5,935,188

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows :

Balance, beginning of year	$5,935,188	$23,018,966
Sales and transfers of oil and gas produced during the period	(29,749)	(762,423)
Net change in sales and transfer prices and in production (lifting) costs related to future production	(482,569)	(18,010,821)
Net change due to sales of reserves	-	(14,026,302)
Net change due to sales of minerals in place	(191,470)	-
Net change due to extensions and discoveries	-	-
Changes in estimated future development costs	(791,630)	19,563,576
Previously estimated development costs incurred during the period	58,575	357,033
Net change due to revisions in quantity estimates	482,272	(11,062,826)
Other	172,169	(858,606)
Accretion of discount	80,393	2,146,235
Net change in income taxes	(4,892,263)	5,570,356
Balance, end of year	$340,916	$5,935,188

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

ITEM 2.    PROPERTIES - continued

Reserve Estimation Process, Controls and Technologies

The reserve estimates, including PV-10 estimates, set forth above were prepared by PeTech Enterprises, Inc. for the Company’s properties in Oklahoma.  A copy of their full reports with regard to our reserves is attached as Exhibit 99.1 to this annual report on Form 10-K.  These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

We do not have any employees with specific reservoir engineering qualifications in the company.  Our Chairman and Chief Executive Officer worked closely with PeTech Enterprises Inc. in connection with their preparation of our reserve estimates, including assessing the integrity, accuracy, and timeliness of the methods and assumptions used in this process.

PeTech Enterprises, Inc. (“PeTech”), who provided 2016 reserve estimates for our Oklahoma Properties, is a Texas based profitable, family owned oil and gas production and Investment Company that provides reservoir engineering, economics and valuation support to energy banks, energy companies and law firms as an expert witness.  PeTech has been in business since 1982.  Amiel David is the President of PeTech and the primary technical person in charge of the estimates of reserves and associated cash flow and economics on behalf of the company for the results presented in its reserves report to us.  He has a PhD in Petroleum Engineering from Stanford University.   He is a registered Professional Engineer in the state of Texas (PE #50970), granted in 1982, a member of the Society of Petroleum Engineers and a member of the Society of Petroleum Evaluation Engineers.

Proved Nonproducing Reserves

As of December 31, 2016, our proved nonproducing reserves totaled 124,733 barrels of oil equivalents (BOE) compared to 40,170 as of December 31, 2015, an increase of 84,563 BOE.  These proved nonproducing reserves at December 31, 2016 were associated with our Hunton project Judy well. The change consists of a decrease of 40,170 BOE due to the sale of the Texas Marcelina properties and an increase of 124,733 BOE from the engineering analysis of the Judy well. These numbers are taken from the third party reserves study prepared by PeTech for 2016 and 2015 and CREST Engineering Services, Inc for 2015.

The net reserves change associated with these properties is a decrease of approximately 6,630 Bbls of oil and an increase of approximately 467,600 Mcf of gas calculated with a gas-oil equivalency factor of six.

 We made investments and progress during 2016 to develop proved producing reserves in the Orogrande and Hazel Projects in the Permian Basin. As of December 31, 2016 there were no producing wells on these properties.

Our current drilling plans, subject to sufficient capital resources and the periodic evaluation of interim drilling results and other potential investment opportunities, include drilling additional wells in the Orogrande and Hazel AMI’s to continue to derisk the prospects and obtain initial production from the development efforts per our Farmout agreement with Founders in which we will be carried on all aspects of Orogrande drilling for the foreseeable future. In addition, we intend to continue to de-risk the Hazel AMI by continuing to drill evaluation wells. The next scheduled well in the Hazel Project is set for the end of June. It is intended to be a horizontal well testing the Wolfcamp formation in order to determine horizontal viability of the play.

Production, Price, and Production Cost History

During the year ended December 31, 2016, we produced and sold 8,488 barrels of oil net to our interest at an average sale price of $34.15 per bbl.  We produced and sold 36,513 MCF of gas net to our interest at an average sales price of $1.77 per MCF. Our average production cost including lease operating expenses and direct production taxes was $22.54 per BOE.  Our depreciation, depletion, and amortization expense was $43.67 per BOE.

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

Our production was from properties concentrated in central Oklahoma and in south Texas. Reserves at the beginning of 2016 from each of these areas comprised more than 15% of total reserves. The Oklahoma Cimarron properties were sold on May 1, 2016 and the Marcelina properties in south Texas were sold October 1, 2016. For 2016, approximately 4,381 BOE was produced at Marcelina Creek and approximately 9,151 BOE in Oklahoma, or 30% from Marcelina Creek and 63% from Oklahoma.

ITEM 2.    PROPERTIES - continued

Quarterly Revenue and Production by State for 2016 and 2015 are detailed as follows:

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue
Marcelina (TX)	Q1 - 2016	3,000	-	$92,546	$-	$92,546
Oklahoma	Q1 - 2016	2,026	21,148	54,289	38,624	92,913
Kansas	Q1 - 2016	312	-	8,854	-	8,854
Total Q1-2016		5,338	21,148	$155,689	$38,624	$194,313

Marcelina (TX)	Q2 - 2016	917	-	$38,812	$-	$38,812
Oklahoma	Q2 - 2016	675	9,689	30,411	11,142	41,553
Kansas	Q2 - 2016	731	-	28,834	-	28,834
Total Q2-2016		2,323	9,689	$98,057	$11,142	$109,199

Marcelina (TX)	Q3 - 2016	464	-	$20,190	$-	$20,190
Oklahoma	Q3 - 2016	180	2,830	7,925	6,170	14,095
Kansas	Q3 - 2016	-	-	-	-	-
Total Q3-2016		644	2,830	$28,115	$6,170	$34,285

Marcelina (TX)	Q4 - 2016	-	-	$-	$-	$-
Oklahoma	Q4 - 2016	184	2,845	8,024	8,569	16,593
Kansas	Q4 - 2016	-	-	-	-	-
Total Q4-2016		184	2,845	$8,024	$8,569	$16,593

Year Ended 12/31/16		8,488	36,513	$289,885	$64,505	$354,390

ITEM 2.    PROPERTIES - continued

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Marcelina (TX)	Q1 - 2015	2,425	-	$98,787	$-	$98,787
Oklahoma	Q1 - 2015	5,931	37,226	277,574	117,521	395,095
Kansas	Q1 - 2015	979	-	40,680	-	40,680
Total Q1-2015		9,335	37,226	$417,041	$117,521	$534,562

Marcelina (TX)	Q2 - 2015	1,957	-	$101,291	$-	$101,291
Oklahoma	Q2 - 2015	5,495	32,348	290,540	97,374	387,914
Kansas	Q2 - 2015	889	-	19,060	-	19,060
Total Q2-2015		8,341	32,348	$410,891	$97,374	$508,265

Marcelina (TX)	Q3 - 2015	2,177	-	$86,845	$-	$86,845
Oklahoma	Q3 - 2015	4,550	31,275	212,156	87,791	299,947
Kansas	Q3 - 2015	370	-	13,238	-	13,238
Total Q3-2015		7,097	31,275	$312,239	$87,791	$400,030

Marcelina (TX)	Q4 - 2015	1,337	-	$44,391	$-	$44,391
Oklahoma	Q4 - 2015	1,624	12,380	93,864	37,349	131,213
Kansas	Q4 - 2015	247	-	9,573	-	9,573
Total Q4-2015		3,208	12,380	$147,828	$37,349	$185,177

Year Ended 12/31/15		27,981	113,229	$1,287,999	$340,035	$1,628,034

Drilling Activity and Productive Wells

Marcelina Creek Project - Texas

As of December 31, 2015, we had three productive wells in the Marcelina Creek Field (2.00 net wells) and one well in the Coulter Field (.40 net well).  Net wells consist of the sum of our fractional working interests in these wells.

During 2016 the Company conducted a reentry project on the Johnson #4. After an analysis of those results and the alternatives for pursuing continuing development of the Marcelina Project, a decision was made to offer the property for sale. The sale was consummated on October 1, 2016.

Central Oklahoma Projects

As of December 31, 2014, 10 wells were producing in the Cimarron, 11 wells in the Chisholm Trail, one in Prairie Grove, and one in the Viking.

During the year ended December 31, 2015, the Company continued to produce the wells in Oklahoma but did not significantly expand development due to capital constraints and industry conditions. The production and leases in the Chisholm Trail AMI were sold in November, 2015 and the Company was actively seeking buyers for the Cimarron AMI as well. A sale of the Cimarron AMI closed effective May 1, 2016.

Having sold the Chisholm Trail and Cimarron wells and acreage, the only remaining producing wells in Oklahoma are the Judy and the Loki wells as of December 31, 2016. The Company retains ownership of the Viking, Rosedale, and Thunderbird AMI’s at December 31, 2016. Reference the detailed Leasehold Interest table included in this report.

ITEM 2.    PROPERTIES - continued

Combined Well Status

The following table summarizes drilling activity and Well Status as of December 31, 2016:

	Cumulative Well Status		Wells Acquired		Cumulative Well Status
Drilling Activity/Well Status	at 12/31/2016		(Sold) 2016		at 12/31/2015
	Gross	Net	Gross	Net	Gross	Net

Development Wells:
Productive -Texas	-	-	(3.00)	(2.00)	3.00	2.00
Productive - Okla	2.00	0.20	(7.00)	(1.15)	9.00	1.35
Productive - Kansas	-	-	(2.00)	(1.00)	2.00	1.00
Dry	-	-			-	-

Exploration Wells:
Productive	-	-	-	-	-	-
Dry	1.00	-	1.00	0.33	-	-

Total Drilled Wells:
Productive -Texas	-	-	(3.00)	(2.00)	3.00	2.00
Productive - Okla	2.00	0.20	(7.00)	(1.15)	9.00	1.35
Productive - Kansas	-	-	(2.00)	(1.00)	2.00	1.00
Dry	1.00	-	1.00	0.33	-	-

Acquired Wells:
Productive -Texas	-	-	(1.00)	(0.50)	1.00	0.50
Productive - Okla	-	-	(4.00)	(0.25)	4.00	0.25
Productive - Kansas	-	-	-	-	-	-

Total Wells:
Productive -Texas	-	-	(4.00)	(2.50)	4.00	2.50
Productive - Okla	2.00	0.20	(11.00)	(1.40)	13.00	1.60
Productive - Kansas	-	-	(2.00)	(1.00)	2.00	1.00

Total	2.00	0.20	(17.00)	(4.90)	19.00	5.09

Well Type:
Oil	-	(0.00)	(5.00)	(3.00)	5.00	3.00
Gas	-	-	(1.00)	(0.50)	1.00	0.50
Combination -Oil and Gas	2.00	0.20	(11.00)	(1.40)	13.00	1.60

Total	2.00	0.20	(17.00)	(4.90)	19.00	5.09

ITEM 2.    PROPERTIES - continued

Our acreage positions at December 31, 2016 are summarized as follows:

			TRCH Interest		TRCH Interest
	Total Acres		Developed Acres		Undeveloped Acres
Leasehold Interests - 12/31/2016	Gross	Net	Gross	Net	Gross	Net

Texas -
Orogrande	163,400	77,615	-	-	163,400	77,615
Hazel Project	12,000	4,001	-	-	12,000	4,001

Oklahoma -
Viking	8,800	2,600	640	192	8,160	2,408
Rosedale	11,600	3,500	-	-	11,600	3,500
Prairie Grove	640	64	640	64	-	-
Thunderbird	4,300	1,100	-	-	4,300	1,100

Total	200,740	88,880	1,280	256	199,460	88,624

In January, 2017 the Company increased its working interest in the Hazel Project from 33.33% to 74%. Reference “Subsequent Events” in Note 11 to the financial statements included in this report.

Orogrande

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Greg McCabe. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which holds certain oil and gas assets, including a 100% working interest in 172,000 mostly contiguous acres in the Orogrande Basin in West Texas. This acreage is in the primary term under five-year leases that carry additional five-year extension provisions. As consideration, at closing we issued 868,750 shares of our common stock to Mr. McCabe and paid a total of $100,000 in geologic origination fees to third parties.  Additionally, Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement. All drilling obligations through December 31, 2016 have been met. Closing of the transactions occurred on September 23, 2014.

Of the 168,000 acres, 40,154 were scheduled for renewal in December, 2014.  The Company renewed the leases for the 40,154 acres during second quarter, 2015. Prior to March 31, 2015, the Company had the obligation to begin drilling its first well in order to hold the acreage block. The Rich A-11 well was permitted and spudded and drilling began as required by March 31, 2015.

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

ITEM 2.    PROPERTIES - continued

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

Under a joint operating agreement (on A.A.P.L. Form 610 – 1989 Model Form Operating Agreement with COPAS 2005 Accounting Procedures) (“JOA”) also entered into on September 23, 2015, Founders is designated as operator of the leases.  Any variance to the operating plan will be determined by a Development Committee, which committee is made up of members from Founders and Farmor, or their designees, to discuss and recommend the location of the drill wells, data to be gathered and the form of same.  As contemplated under the Farmout Agreement, starting within 90 days of the completion of the fracing on the Rich A-11 Well, and at all times subject to the 90 day continuous drilling clause, Founders has the option, but not the obligation, to retain the assigned interest as follows: (1) if Founders spends a minimum of $45 million on actual drilling operations while maintaining compliance with the continuous drilling clause, subject to reasonable delays resulting from reasonable Force Majeure conditions, Founders will have fulfilled its farmout obligations and will be entitled to retain the assigned interests. If Founders does not meet such obligations, it will reassign to Farmor the assigned interest except it will be entitled to retain its interest in the leases covering all wells drilled by Founders and the sections in which such wells are located. Additionally, Founders will resign as operator of the JOA as to all lands reassigned; and (2) Farmor will be carried in all drilling operations during the first two years and/or $45 million in drilling operations, whichever comes last, subject to Founders’ right to recoup certain expenses on “Gap Wells.”  After three years and after Founders has earned its working interest, either party may elect to market the acreage as an entire block, including operatorship.  Should an acceptable bid arise, and both parties agree, the block will be sold 100% working interest to that third party bidder.  However, if only one party wants to accept the outside offer, the other party (the party who wishes not to sell) has the right to purchase the working interest from the selling party.

The Rich A-11 well that was drilled by Torchlight in second quarter, 2015 was evaluated and numerous scientific tests were performed to provide key data for the field development thesis. During the testing process a poor cement bond was identified preventing a cost effective production test for the primary pay zones. Repair to the well bore necessary for a subsequent frac procedure was determined to be economically unfeasible. With the Rich A-11 designed as a test well rather than commercial target, a decision to begin plans for drilling the next well(s) with larger casing that utilized for future commercial production was made.

Torchlight Energy and Founders have elected to move forward on planning the next phase of drilling in the Orogrande Project. The project operator planned to permit three new wells in 2016 starting with the University Founders B-19 #1 well. The new wells would be drilled vertically for test purposes and would have sufficient casing size to support lateral entry into any pay zone(s) encountered once the well is tested vertically. Torchlight and the project operator would then run a battery of tests on each well to gain information for future development of the field. The second test well, the University Founders B-19 #1, was spudded on April 24, 2016 and drilled in second quarter, 2016. The well successfully pumped down completion fluid in third quarter and indications of hydrocarbons were seen at the surface on this second Orogrande Project test well. Despite encountering a bedding plane in a small section of the wellbore which required the installation of a pump to dewater, fluids from the B-19 #1 test well have begun to show an oil cut. The oil samples appear to be to be very high gravity in the 45° to 47° API range. The well has shown casing pressure measured from 200 psi to 540 psi at various times during the testing phase. The presence of natural gas is also noted and samples have been taken showing a ~1050 BTU content.

The parties have agreed to amend the drilling schedule for the next well to be no later than April 30, 2017. Future plans are focused on drilling additional wells in the Orogrande per our Farmout agreement with Founders in which we will be carried on costs for all aspects of drilling for the foreseeable future.

Hazel Project in the Midland Basin in West Texas

Effective April 1, 2016, Torchlight Energy Inc. acquired from McCabe Petroleum Corporation, a 66.66% working interest in approximately 12,000 acres in the Midland Basin in exchange for 1,500,000 warrants to purchase our common stock with an exercise price of $1.00 for five years and a back-in after payout of a 25% working interest to the seller.

Initial development of the first well on the property, the Flying B Ranch #1, began July 10, 2016 and development continued through September 30, 2016. This well was is classified as a test well in the development pursuit of the Hazel Project.

In October, 2016, the holders of the Company's Series C Preferred shares (which were issued in July, 2016) elected to convert into a 33.33% Working Interest in the Company's Hazel Project, reducing Torchlight's ownership from 66.66% to a 33.33% Working Interest.

ITEM 2.    PROPERTIES - continued

On December 27, 2016, drilling activities commenced on its next Midland Basin, Hazel Project well, the Flying B Ranch #2. The well will be a vertical test similar to the Company's first Hazel Project well, the Flying B Ranch #1. We intend to continue to de-risk the Hazel AMI by continuing to drill evaluation wells. The next scheduled well in the Hazel Project is set for the end of June, 2017. It is intended to be a horizontal well testing the Wolfcamp formation in order to determine horizontal viability of the play.

In November, 2016, the Company announced that it had entered into a Letter of Intent to increase its ownership across all 12,000 gross acres in the Hazel Project resulting in 8,880 net acres in its Midland Basin Hazel Project. Upon closing of the transactions in January, 2017 contemplated by the Letter of Intent, Torchlight obtained the additional 40.66% Working Interest from an entity owned and controlled by its Chairman, Greg McCabe, increasing Torchlight's total ownership to 74%. Reference “Subsequent Events” in Note 11 to the financial statements included in this report.

Central Oklahoma Projects

The production and leases in the Chisholm Trail AMI were sold in November, 2015 and the sale of the Cimarron AMI s closed effective on May 1, 2016. The Company retains the acreage in the remaining three AMI’s (Viking, Rosedale, and Thunderbird), the Loki well in the Viking AMI, and the Judy well in the Prairie Grove AMI as of December 31, 2016. The Judy and the Loki wells are producing at December 31, 2016. Reserve value at December 31, 2016 is only from the Judy well.

ITEM 3.     LEGAL PROCEEDINGS

With respect to Oil and Gas properties previously owned by the Company in Central Oklahoma, Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc. (“Torchlight”) has pending in the 429th judicial district court in Collin County, Texas a lawsuit against Husky Ventures, Inc., Charles V. Long, Silverstar of Nevada, Inc., Gastar Exploration Inc., J. Russell Porter, Michael A. Gerlich, and Jerry R. Schuyler that was originally filed in May 2016 (previous defendants April Glidewell, Maximus Exploration, LLC, Atwood Acquisitions, LLC and John M. Selser, Sr have been non-suited without prejudice to re-filing the claims). In the lawsuit, Torchlight alleges, among other things, that the defendants acted improperly in connection with multiple transactions, and that the defendants misrepresented and omitted material information to Torchlight with respect to these transactions. The lawsuit seeks damages arising from 15 different causes of action, including without limitation, violations of the Texas Securities Act, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, unjust enrichment and tortious interference. The lawsuit also seeks a complete accounting as to how Torchight’s investment funds were used, including all transfers between and among the defendants. Torchlight is seeking the full amount of our damages on $20,000,000 invested.

Defendant Gastar has asserted a breach of contract counterclaim against Torchlight related to a release contained in one of the agreements between Torchlight and Husky in which Gastar claims to be a third-party beneficiary.   Torchlight is claiming that this agreement should be rescinded, and in any event, that the release is unenforceable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The NASDAQ Stock Market LLC under the symbol, “TRCH.”  Trading in our common stock in the over-the-counter market has historically been limited and occasionally sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  The high and low sales prices for the common stock for each quarter of the fiscal years ended December 31, 2016 and 2015, according to NASDAQ, were as follows:

Quarter Ended	High	Low

12/31/2016	$1.48	$0.66
9/30/2016	$1.75	$0.55
6/30/2016	$0.94	$0.55
3/31/2016	$1.13	$0.42
12/31/2015	$1.87	$0.93
9/30/2015	$2.44	$0.48
6/30/2015	$2.40	$0.25
3/31/2015	$0.83	$0.22

Record Holders

As of March 21, 2017, there were approximately 275 stockholders of record of our common stock, and we estimate that there were approximately 2,600 additional beneficial stockholders who hold their shares in “street name” through a brokerage firm or other institution. As of March 21, 2017, we have a total of 57,862,004 shares of common stock issued and outstanding.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not declared any cash dividends on our common stock since inception and do not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law. The Company issued preferred stock in 2016 and 2015 on which dividends were paid. No preferred stock is outstanding as of December 31, 2016.

Equity Compensation Plan Information

The following table sets forth all equity compensation plans as of December 31, 2016:

Number of
securities
remaining
available
for future
	Number of		issuance
	securities to	Weighted-	under
	be issued	average	equity
	upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan Category	and rights	and rights	column (a))

Equity compensation plans approved
by security holders	6,706,905	$ 1.56	1,290,258

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Sales of Unregistered Securities

Other than the sales below, all equity securities that we have sold during the period covered by this report that were not registered under the Securities Act have previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

In November 2016, we issued 165,000 shares of common stock in connection with Company owned lease interests.

In November 2016, we issued 221,000 four-year warrants to purchase common stock at an exercise price of $0.70 per share in connection with Company owned lease interests.

In December 2016, Eunis Shockey (a former director) exercised warrants at an exercise price of $0,50 per share, purchasing 271,901 shares of common stock.

In December 2016, we issued a total of 70,000 shares of common stock to a consultant as compensation for services.

In November 2016, we issued 120,000 five-year warrants to a consultant as compensation for services at an exercise price of $1.03.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

With this new emphasis, remaining projects in other locations were offered for sale. The result was the closing on August 10, 2016 of the assignment of the Company’s Ring Properties in Kansas to our joint venture partner. Further, the Marcelina properties in South Texas have been sold effective October 1, 2016. The Company’s remaining assets in Oklahoma consisting of three AMI’s (the Viking, Rosedale, and the Thunderbird) and four wells (two are producing) are held pending the outcome of the lawsuit filed by Torchlight against the operator, Husky Ventures, in May, 2016.

The strategy in divesting of projects other than the Orogrande and the Hazel Projects is to refocus on the greatest potential future value for the Company while systematically eliminating debt as noncore assets are sold and operations are streamlined.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2016 and 2015 included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment by our management.

Historical Results for the Years Ended December 31, 2016 and 2015

For the year ended December 31, 2016, we had a net loss of $7,684,346 compared to a net loss of $43,252,878 for the year ended December 31, 2015.

Revenues and Cost of Revenues

For the year ended December 31, 2016, we had production revenue of $354,390 compared to $1,628,034 of production revenue for the year ended December 31, 2015. Refer to the table of production and revenue for 2016 included below.  Our cost of revenue, consisting of lease operating expenses and production taxes, was $328,438, and $814,078 for the years ended December 31, 2016 and 2015, respectively. Production and Revenue are detailed as follows:

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue
Marcelina (TX)	Q1 - 2016	3,000	-	$92,546	$-	$92,546
Oklahoma	Q1 - 2016	2,026	21,148	54,289	38,624	92,913
Kansas	Q1 - 2016	312	-	8,854	-	8,854
Total Q1-2016		5,338	21,148	$155,689	$38,624	$194,313

Marcelina (TX)	Q2 - 2016	917	-	$38,812	$-	$38,812
Oklahoma	Q2 - 2016	675	9,689	30,411	11,142	41,553
Kansas	Q2 - 2016	731	-	28,834	-	28,834
Total Q2-2016		2,323	9,689	$98,057	$11,142	$109,199

Marcelina (TX)	Q3 - 2016	464	-	$20,190	$-	$20,190
Oklahoma	Q3 - 2016	180	2,830	7,925	6,170	14,095
Kansas	Q3 - 2016	-	-	-	-	-
Total Q3-2016		644	2,830	$28,115	$6,170	$34,285

Marcelina (TX)	Q4 - 2016	-	-	$-	$-	$-
Oklahoma	Q4 - 2016	184	2,845	8,024	8,569	16,593
Kansas	Q4 - 2016	-	-	-	-	-
Total Q4-2016		184	2,845	$8,024	$8,569	$16,593

Year Ended 12/31/16		8,488	36,513	$289,885	$64,505	$354,390

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We recorded depreciation, depletion and amortization expense of $636,426 for the year ended December 31, 2016 compared to $930,934 for 2015.

General and Administrative Expenses

Our general and administrative expenses for the years ended December 31, 2016 and 2015 were $6,447,706 and $15,550,145, respectively, a decrease of $9,102,439. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses.  The decrease in general and administrative expenses for the year ended December 31, 2016 compared to 2015 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$(7,609,458)
Increase(decrease) in consulting expense	$(317,664)
Increase(decrease) in professional fees	$(165,489)
Increase(decrease) in investor relations	$81,900
Increase(decrease) in travel expense	$(39,345)
Increase(decrease) in salaries and compensation	$(410,188)
Increase(decrease) in legal fees	$44,078
Increase(decrease) in insurance	$(31,029)
Increase(decrease) in general corporate expenses	$(100,493)
Increase(decrease) in bad debt	$(554,752)

Total (Decrease) in General and Administrative Expenses	$(9,102,439)

The decrease in non cash stock and warrant compensation arises from the change in vested employee stock options expense and a reduction in outside services compensated with stock and warrants. Employee options were initially issued with 50% immediate vesting of option valuation at June, 2015. The balance of the vesting was set at 25% in June, 2016 and 25% in June, 2017. The remaining valuation is being recorded over the periods up to the full vesting date using the straight line method.

The decrease in consulting expense parallels the reduction in outside services compensated with stock and warrants as noted above.

The reduction in salaries and compensation arises from a reduction in staff size due to the resignation of our inside Petroleum Engineer and the resignation of our COO.

The bad debt expense in 2015 of $554,752 was connected with a terminated transaction with an outside working interest owner in one of the wells in Oklahoma previously owned by the Company. No bad debt expense was incurred in 2016.

Liquidity and Capital Resources

For the year ended December 31, 2016, we had a net loss of $7,684,346 compared to a net loss of $43,252,878 for the year ended December 31, 2015.

At December 31, 2016, we had current assets of $2,990,446 and total assets of $12,433,648. As of December 31, 2016, we had current liabilities of $5,283,794. Negative working capital of $(2,293,348) was exacerbated by the inclusion in current liabilities of the $3,478,121 outstanding balance of subordinated convertible notes which have a maturity date of June 30, 2017. Stockholders’ equity was $7,142,803 at December 31, 2016.

Cash from operating activities for the year ended December 31, 2016, was $(4,826,089) compared to $(2,408,501) for the year ended December 31, 2015, a decrease of $2,417,588. Cash from operating activities during 2016 can be attributed to net losses from operations of $7,684,346. Cash used in operating activities during 2015 can be attributed to net losses from operations of $43,252,878.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cash from investing activities for year ended December 31, 2016 was $(167,871) compared to $(2,374,021) for the year ended December 31, 2015. Cash from investing activities consists primarily of oil and gas investment properties acquired during the year ended December 31, 2016 combined with proceeds from sale of leases.

Cash from financing activities for the year ended December 31, 2016 was $5,736,859 as compared to $5,629,335 for the year ended December 31, 2015. Cash from financing activities in 2016 consists primarily of proceeds from common and preferred stock issues and warrant exercises.  We expect to continue to have cash provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

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

Critical Accounting Policies and Estimates

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

Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological, and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. The Company allocates a portion of its acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir. Unevaluated properties are reviewed for impairment at least quarterly and are determined through an evaluation considering, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions.

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

Asset retirement obligations –The fair value of a liability for an asset’s retirement obligation (“ARO”) is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, with the corresponding charge capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then-present value each subsequent period, and the capitalized cost is depleted over the useful life of the related asset. Abandonment costs incurred are recorded as a reduction of the ARO liability.

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

The Company also issues equity awards to non-employees. The fair value of these option awards is estimated when the award recipient completes the contracted professional services. The Company recognizes expense for the estimated total value of the awards during the period from their issuance until performance completion, at which time the estimated expense is adjusted to the final value of the award as measured at performance completion.

The Company values warrant and option awards using the Black-Scholes option pricing model.

Commitments and Contingencies

Leases

The Company has a noncancelable lease for its office premises that expires on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for lease was $81,595 and $87,037 for the year ended December 31, 2016 and 2015, respectively.

Approximate future minimum rental commitments under the office premises lease are:

For the Year Ending
December 31,	Amount
2017	$79,658
2018	$81,248
2019	$75,814
$236,720

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time.  As of December 31, 2016 and 2015, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

As of December 31, 2016, the Company had interests in three oil and gas projects: Hunton wells in partnership with Husky Ventures in Central Oklahoma, the Orogrande Project in Hudspeth County, Texas, and the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas.

See the description under “Current Projects” above under “Item 1.  Business” for more information and disclosure regarding commitments and contingencies relating to these projects.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Torchlight Energy Resources, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheet of Torchlight Energy Resources, Inc. (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and has a net working capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Briggs & Veselka Co.

Houston, Texas
March 31, 2017

Board of Directors and Stockholders
Torchlight Energy Resources, Inc.
Plano, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Torchlight Energy Resources, Inc. (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The 2015 consolidated financial statements were prepared assuming that the entity would continue as a going concern. As discussed in Note 2 to the 2015 consolidated financial statements, the entity had suffered recurring losses from operations and has a net working capital deficiency which raised substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters were also described in Note 2 to the 2015 consolidated financial statements. The consolidated financial statements did not include any adjustments that might result from the outcome of this uncertainty.

/s/ Calvetti Ferguson

Houston, Texas
March 30, 2016

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$1,769,499	$1,026,600
Accounts receivable	603,446	741,653
Production revenue receivable	7,325	199,317
Note receivable	-	613
Prepayments - development costs	583,347	-
Prepaid expenses	26,829	38,776
Total current assets	2,990,446	2,006,959

Oil and gas properties, net	9,392,288	7,057,671
Office equipment, net	29,848	43,110
Other assets	21,066	80,306

TOTAL ASSETS	$12,433,648	$9,188,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$422,684	$1,153,185
Funds received pending settlement	520,400	-
Accrued payroll	565,176	590,100
Related party payables	237,044	130,000
Convertible promissory notes, (Series B) net of discount of
$91,379 at December 31, 2016	3,478,121	-
Notes payable within one year - related party	-	205,000
Notes payable within one year	-	129,741
Due to working interest owners	54,320	103,364
Interest payable	6,049	173,710
Total current liabilities	5,283,794	2,485,100

Convertible promissory notes, (Series B) net of discount of $277,911 at December 31, 2015	-	3,291,589
Asset retirement obligation	7,051	29,083

Total liabilities	5,290,845	5,805,772

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, par value $.001, 10,000,000 shares authorized;
-0- issued and outstanding at December 31, 2016	-	134
134,000 issued and outstanding at December 31, 2015
Common stock, par value $0.001 per share; 100,000,000 shares authorized;	55,100	33,168
55,096,503 issued and outstanding at December 31, 2016
33,166,344 issued and outstanding at December 31, 2015
Additional paid-in capital	89,675,488	78,252,411
Accumulated deficit	(82,587,785)	(74,903,439)
Total stockholders' equity	7,142,803	3,382,274

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,433,648	$9,188,046

 The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31, 2016	December 31, 2015
Revenue
Oil and gas sales	$354,390	$1,628,034
SWD and royalties	-	6,274

Cost of revenue	(328,438)	(814,078)

Gross profit	25,952	820,230

Operating expenses:
General and administrative expense	6,447,706	15,550,145
Depreciation, depletion and amortization	636,426	930,934
Impairment expense	70,080	25,674,123
Loss on sale	283,285	24,479
Total operating expenses	7,437,497	42,179,681

Other (income) expense
Interest income	(36)	-
Interest and accretion expense	272,837	1,893,427
Total other (income) expense	272,801	1,893,427

Net loss before taxes	(7,684,346)	(43,252,878)

Provision for income taxes	-	-

Net loss	$(7,684,346)	$(43,252,878)

Loss per share:
Basic and Diluted	$(0.19)	$(1.58)
Weighted average shares outstanding:
Basic and Diluted	43,122,514	27,897,794

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common	Common	Preferred	Pref.	Additional
	stock	stock	stock	Stock	paid-in	Accumulated
	shares	amount	shares	Amt.	capital	deficit	Total

Balance, December 31, 2014	23,235,441	$23,237	-	$-	$50,745,072	$(31,650,561)	$19,117,745

Issuance of common stock for cash	4,931,250	4,931	-	-	1,295,069	-	1,300,000
Issuance of preferred stock for cash	-	-	135,000	$135	13,499,865	-	13,500,000
Issuance of common stock for services	2,447,696	2,448	-	-	2,649,056	-	2,651,504
Issuance of common stock - mineral interests	30,000	30	-	-	26,370	-	26,400
Issuance of common stock in warrant exercise	65,000	65	-	-	113,685	-	113,750
Issuance of common stock for note interest	162,860	163	-	-	162,697	-	162,860
Issuance of common stock for preferred dividends	577,140	577	-	-	(577)	-	-
Preferred dividends paid in cash	-	-	-	-	(120,427)	-	(120,427)
Warrants issued with promissory notes	-	-	-	-	467,800	-	467,800
Common stock issued in conversion of notes	1,600,000	1,600	-	-	1,148,400	-	1,150,000
Common stock issued in part payment of bonuses	30,000	30	-	-	39,870	-	39,900
Common stock issued in conversion of preferred stock	86,957	87	-	-	99,913	-	100,000
Preferred stock cancelled in conversion	-	-	(1,000)	$(1)	(99,999)	-	(100,000)
Warrants issued for services	-	-	-	-	8,225,619	-	8,225,619
Net loss	-	-	-	-	-	(43,252,878)	(43,252,878)

Balance, December 31, 2015	33,166,344	$33,168	134,000	$134	$78,252,411	$(74,903,439)	$3,382,274

Issuance of common stock for cash	3,750,000	3,750	-	-	2,996,250	-	3,000,000
Issuance of preferred stock for cash	-	-	-	10	999,990	-	1,000,000
Issuance of common stock for services	768,832	769	-	-	669,305	-	670,074
Issuance of common stock - mineral interests	2,824,881	2,825	-	-	1,972,221	-	1,975,046
Issuance of common stock in warrant exercise	3,888,745	3,891	-	-	2,539,855	-	2,543,746
Issuance of common stock for preferred dividends	440,262	440	-	-	(440)	-	-
Preferred dividends paid in cash	-	-	-	-	(320,724)	-	(320,724)
Warrants issued with lease interests	-	-	-	-	1,290,761	-	1,290,761
Warrants and Options issued for services	-	-	-	-	2,205,231	-	2,205,231
Lease interest conveyed in conversion of preferred stock	-	-	-	(10)	(999,990)	-	(1,000,000)
Common stock issued in conversion of preferred stock	10,257,439	10,257	(134,000)	(134)	(10,132)	-	(9)
Warrants issued in connection with promissory note	-	-	-	-	80,750	-	80,750
Net loss	-	-	-	-	-	(7,684,346)	(7,684,346)

Balance, December 31, 2016	55,096,503	$55,100	-	$-	$89,675,488	$(82,587,785)	$7,142,803

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
	Year	Year
	Ended	Ended
	December 31, 2016	December 31, 2015
Cash Flows From Operating Activities
Net loss	$(7,684,346)	$(43,252,878)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	2,956,044	11,265,926
Accretion of convertible note discounts	186,532	1,395,103
Loss on sale of assets	283,285	24,479
Impairment expense	70,080	25,674,123
Depreciation, depletion and amortization	636,426	930,934
Change in:
Accounts receivable	138,207	(187,305)
Note receivable	613	515,135
Production revenue receivable	191,992	11,118
Prepayment of development costs	(1,583,347)	(290,398)
Prepaid expenses	11,946	(9,142)
Other assets	59,240	(8,860)
Accounts payable and accrued liabilities	(396,456)	1,024,098
Due to working interest owners	(49,044)	29,925
Funds received pending settlement	520,400	-
Interest payable	(167,661)	469,241
Net cash from operating activities	(4,826,089)	(2,408,501)

Cash Flows From Investing Activities
Investment in oil and gas properties	(2,293,497)	(5,224,748)
Acquisition of office equipment	(1,863)	(1,191)
Proceeds from sale of oil and gas properties	2,127,489	2,851,918
Net cash from investing activities	(167,871)	(2,374,021)

Cash Flows From Financing Activities
Proceeds from short term advance	150,000	-
Repayment of short term advance	(150,000)	-
Proceeds from sale of common stock	3,000,000	1,300,000
Proceeds from sale of preferred stock	1,000,000	13,500,000
Preferred dividends paid in cash	(320,724)	(120,427)
Proceeds from warrant exercise	1,999,310	113,750
Proceeds from promissory notes	708,014	539,916
Repayment of convertible notes	-	(8,859,011)
Repayment of promissory notes	(649,741)	(844,893)
Net cash from financing activities	5,736,859	5,629,335

Net change in cash	742,899	846,813
Cash - beginning of period	1,026,600	179,787

Cash - end of period	$1,769,499	$1,026,600

Supplemental disclosure of cash flow information: (Non Cash Items)
Common stock issued for mineral interests	$1,975,046	$26,400
Common stock issued in conversion of promissory notes	$-	$1,150,000
Common stock issued for unpaid compensation	$-	$39,900
Warrants issued for mineral interests	$1,290,761	$-
Cash paid for interest	$603,157	$919,272

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Torchlight Energy Resources, Inc. (“Company”) was incorporated in October 2007 under the laws of the State of Nevada as Pole Perfect Studios, Inc. (“PPS”).  From its incorporation to November 2010, the company was primarily engaged in business start-up activities.

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

2. GOING CONCERN

At December 31, 2016, the Company had not yet achieved profitable operations. We had a net loss of $7,684,346 million for the year ended December 31, 2016 and had accumulated losses of $82,587,785 since our inception. We expect to incur further losses in the development of our business.  The Company had a working capital deficit as of December 31, 2016 of $(2,293,348). Negative working capital is exacerbated by the inclusion in current liabilities of the $3,478,121 outstanding balance of subordinated convertible notes which have a maturity date of June 30, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and therefore, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classifications of liabilities that may result from the outcome of this uncertainty.

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

Concentration of risks – At times the Company’s cash balances are in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. The Company’s cash is placed with a highly rated financial institution, and the Company regularly monitors the credit worthiness of the financial institutions with which it does business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Fair value of financial instruments – Financial instruments consist of cash, accounts receivable, accounts payable, notes payable to related party, and convertible promissory notes. The estimated fair values of cash, accounts receivable, accounts payable, and related party payables approximate the carrying amount due to the relatively short maturity of these instruments. The carrying amounts of the convertible promissory notes approximated their fair value giving affect for the term of the note and the effective interest rates.

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of December 31, 2016 and 2015, no valuation allowance was considered necessary.

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

Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological, and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. The Company allocates a portion of its acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir. Unevaluated properties are reviewed for impairment at least quarterly and are determined through an evaluation considering, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized.  During years ended December 31, 2016 and 2015, the Company capitalized $215,938 and $705,561, respectively, of interest on unevaluated properties net of adjustments with respect to divestiture of properties.

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

Asset retirement obligations –The fair value of a liability for an asset’s retirement obligation (“ARO”) is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, with the corresponding charge capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then-present value each subsequent period, and the capitalized cost is depleted over the useful life of the related asset. Abandonment costs incurred are recorded as a reduction of the ARO liability.

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

Income taxes - Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES - continued

The Company also issues equity awards to non-employees. The fair value of these option awards is estimated when the award recipient completes the contracted professional services. The Company recognizes expense for the estimated total value of the awards during the period from their issuance until performance completion, at which time the estimated expense is adjusted to the final value of the award as measured at performance completion.

The Company values warrant and option awards using the Black-Scholes option pricing model.

Revenue recognition – The Company recognizes oil and gas revenues when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive.   The calculation of diluted earnings per share excludes 23,131,694 shares issuable upon the exercise of outstanding warrants and options. The loss available to common shareholders was determined by subtracting preferred dividends totaling $585,844 for 2016 and $930,169 for 2015 from each year’s respective net loss.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations.

Recent accounting pronouncements – On August 27, 2014, the Financial Accounting Standards Board (“FASB”)issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company has adopted ASU 2014-15 and the adoption did not have a significant impact on the Company’s consolidated financial statements or related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers, that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In February 2016, the FASB, issued ASU, 2016-02, Leases. The ASU requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will be effective for the Company in the first quarter of 2019, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements and related disclosures.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on the Company’s financial position or results from operations.

Subsequent events – The Company evaluated subsequent events through March 30, 2017, the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. OIL & GAS PROPERTIES

The following table presents the capitalized costs for oil & gas properties of the Company as of December 31, 2016 and 2015:

	2016	2015

Evaluated costs subject to amortization	$1,470,939	$24,177,851
Unevaluated costs	13,376,742	9,677,425
Total capitalized costs	14,847,681	33,855,276
Less accumulated depreciation, depletion and amortization	(5,455,393)	(26,797,605)
Total oil and gas properties	$9,392,288	$7,057,671

The Company recognized impairment expense of $25,674,123 on its oil and gas properties during 2015. An additional impairment of $70,080 was expensed in 2016. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur. Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place. Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.

During 2016 the Company sold its Cimarron and Marcelina properties. Those sales of the Cimarron and the Marcelina properties in 2016 represented substantial percentages of reserves at the time of each sale and are also presented on the Statement of Operations for 2016. Proceeds from the sale of Cimarron and Marcelina properties were $750,000 and $877,489 respectively. The combined loss on sale for 2016 was $283,285.

5. RELATED PARTY PAYABLES

As of December 31, 2016, related party payables consisted of accrued and unpaid compensation to one of our executive officers totaling $45,000 and $192,044 in Director Fees payable to our Directors.

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company has a noncancelable lease for its office premises that expires on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for lease was $81,595 and $87,037 for the year ended December 31, 2016 and 2015, respectively.

Approximate future minimum rental commitments under the office premises lease are:

For the Year Ending
December 31,	Amount
2017	$79,658
2018	$81,248
2019	$75,814
$236,720

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 6. COMMITMENTS AND CONTINGENCIES - continued

Environmental matters

The Company is subject to contingencies as a result of environmental laws and regulations.  Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.  As of December 31, 2016 and 2015, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

Litigation

With respect to Oil and Gas properties previously owned by the Company in Central Oklahoma, Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc. (“Torchlight”) has pending in the 429th judicial district court in Collin County, Texas a lawsuit against Husky Ventures, Inc., Charles V. Long, Silverstar of Nevada, Inc., Gastar Exploration Inc., J. Russell Porter, Michael A. Gerlich, and Jerry R. Schuyler that was originally filed in May 2016 (previous defendants April Glidewell, Maximus Exploration, LLC, Atwood Acquisitions, LLC and John M. Selser, Sr have been non-suited without prejudice to re-filing the claims). In the lawsuit, Torchlight alleges, among other things, that the defendants acted improperly in connection with multiple transactions, and that the defendants misrepresented and omitted material information to Torchlight with respect to these transactions. The lawsuit seeks damages arising from 15 different causes of action, including without limitation, violations of the Texas Securities Act, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, unjust enrichment and tortious interference. The lawsuit also seeks a complete accounting as to how Torchight’s investment funds were used, including all transfers between and among the defendants. Torchlight is seeking the full amount of our damages on $20,000,000 invested.

Defendant Gastar has asserted a breach of contract counterclaim against Torchlight related to a release contained in one of the agreements between Torchlight and Husky in which Gastar claims to be a third-party beneficiary.   Torchlight is claiming that this agreement should be rescinded, and in any event, that the release is unenforceable.

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

On June 14, 2016, after the lawsuit was filed regarding the Hunton Play, the Company received and subsequently deposited a check from Husky Ventures in the amount of $520,400. Husky Ventures designated that the check was in full satisfaction of its obligations under the transaction in which the Company sold the Chisholm Trail properties as described above. The Company does not believe the check is in full satisfaction of Husky Ventures’s obligations, including but not limited to that Husky Ventures has provided insufficient information for the Company regarding this transaction.

7. STOCKHOLDERS’ EQUITY

Common Stock

During the years ended December 31, 2016 and 2015, the Company issued 3,750,000 and 4,931,250 shares of common stock, respectively, for cash of $3,000,000 and $1,300,000.

During the years ended December 31, 2016 and 2015, the Company issued 768,832 and 2,477,696 shares of common stock with total values of $670,074 and $2,651,504, respectively, as compensation for services.

During the year ended December 31, 2016 and 2015 the Company issued 10,257,439 and 86,957 shares of common stock, respectively, in conversions of preferred stock valued at $13,399,992 and $100,000.

During the year ended December 31, 2015 the Company issued 1,600,000 shares of common stock, in conversions of notes payable valued $1,150,000 and 162,860 shares of common stock, respectively, for interest on notes payable of $162,860.

During the year ended December 31, 2016 and 2015 the Company issued 3,888,745 and 65,000 shares of common stock, respectively, resulting from warrant exercises for consideration totaling $2,543,746 and $113,750.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS’ EQUITY - continued

Preferred Stock

During the year ended December 31, 2016 the Company issued 10,000 shares of Series C preferred stock for $1,000,000 in cash. The proceeds were deposited as a prepayment with the operator for development cost of the Flying B #2 well in the Hazel Project. The preferred holders exercised their option in fourth quarter of 2016 to convert their preferred shares into an aggregate 33.33% working interest in the Flying “B” #2 whereupon they received credit for the prepayment to their working interest joint interest billing accounts.

During the year ended December 31, 2015, the Company issued 135,000 shares of preferred stock for cash of $13,500,000.

During the year ended December 31, 2016 and 2015, the Company paid dividends on preferred stock in cash, respectively, of $320,724 and $120,427. In addition during the years 2016 and 2015, 440,262 and 577,140 shares of common stock, respectively, were issued for dividends on preferred stock.

Warrants and Options

During the years ended December 31, 2016 and 2015, the Company issued/vested 6,437,267 and 7,015,779 warrants and options with total values of $2,205,231 and $7,797,619, respectively, as compensation for services.

During the year ended December 31, 2016, and 2015, the Company issued 137,500 and 770,000 warrants, respectively, in connection with financing transactions, with total values of $80,750 and $368,300.

During the year ended December 31, 2015 the Company issued 2,615,676 warrants in connection with the issuance of preferred stock.

During the year ended December 31, 2016 and 2015, the Company issued 3,412,525 and 750,000 warrants and 2,824,881 and 30,000 shares of common stock, respectively, in connection with the acquisition of lease interests, respectively, with total value of $3,265,807 and $553,900.

A summary of warrants outstanding as of December 31, 2016 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2017	2018	2019	2020	2021	Total

$0.50	-	528,099	-	-	-	528,099
$0.70	-	-	-	1,700,000	-	1,700,000
$0.77	-	-	100,000	-	-	100,000
$1.00	150,000	-	54,366	-	1,500,000	1,704,366
$1.03	-	-	-	-	120,000	120,000
$1.08	-	-	37,500	-	-	37,500
$1.40	-	-	-	1,643,475	-	1,643,475
$1.73	-	100,000	-	-	-	100,000
$1.80	-	-	-	500,000	-	500,000
$2.00	126,000	1,906,249	-	-	-	2,032,249
$2.03	-	2,000,000	-	-	-	2,000,000
$2.09	-	2,800,000	-	-	-	2,800,000
$2.23	-	-	-	832,512	-	832,512
$2.29	-	120,000	-	-	-	120,000
$2.50	-	-	35,211	-	-	35,211
$2.82	-	38,174	-	-	-	38,174
$3.50	-	-	15,000	-	-	15,000
$4.50	-	-	700,000	-	-	700,000
$5.00	170,000	-	-	-	-	170,000
$5.05	40,000	-	-	-	-	40,000
$6.00	-	523,123	22,580	-	-	545,703
$7.00	-	-	700,000	-	-	700,000
	486,000	8,015,645	1,664,657	4,675,987	1,620,000	16,462,289

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS’ EQUITY - continued

A summary of stock options outstanding as of December 31, 2016 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2017	2018	2019	2020	2021	Total

$0.97	-	-	-	-	259,742	259,742
$1.57	-	-	-	5,997,163	-	5,997,163
$1.79	-	-	-	412,500	-	412,500
	-	-	-	6,409,663	259,742	6,669,405

At December 31, 2016 the Company had reserved 23,131,694 shares for future exercise of warrants and options.

Warrants and options issued were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued were as follows:

2016

Risk-free interest rate	0.78%-1.22%
Expected volatility of common stock	101% - 189%
Dividend yield	0.00%
Discount due to lack of marketability	20-30%
Expected life of warrant	3 years - 5 years

2015

Risk-free interest rate	0.78%
Expected volatility of common stock	191% - 253%
Dividend yield	0.00%
Discount due to lack of marketability	20-30%
Expected life of warrant	3 years - 5 years

8. INCOME TAXES

The Company recorded no income tax provision for 2016 or 2015 because of losses incurred. The Company has placed a full valuation allowance against net deferred tax assets because future realization of these assets is not assured.

The following is a reconciliation between the federal income tax benefit computed at the statutory federal income tax rate of 34% and actual income tax provision for the years ended December 31, 2016 and 2015:

	Year ended	Year ended
	December 31, 2016	December 31, 2015
Federal income tax benefit at statutory rate	$(2,869,293)	$(14,705,979)
Permanent differences	3,000	4,127
Other	4,096,947	(587,126)
Change in valuation allowance	(1,230,654)	15,288,978
Provision for income taxes	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES - continued

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforward	$16,269,090	$11,443,389
Accruals	15,300	30,600
Reserves	7,156,559	5,883,263
Deferred tax liabilities:
Intangible drilling and other costs for oil and gas properties	(74,340)	7,240,011
Net deferred tax assets and liabilities	23,366,609	24,597,263
Less valuation allowance	(23,366,609)	(24,597,263)
Total deferred tax assets and liabilities	$-	$-

The Company has federal net operating loss carryforwards of $47,850,266 and $39,312,173 at December 31, 2016 and 2015, respectively. The federal net operating loss carryforwards will begin to expire in 2031. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a full valuation allowance against net deferred tax assets because future realization of these assets is not assured.

9. PROMISSORY NOTES

During 2014, the Company issued $4,569,500 in principal value of 12% Series B Convertible Unsecured Promissory Notes. The 12% Notes are due and payable on June 30, 2017 and provide for conversion into common stock at a price of $4.50 per share and included the issuance of one warrant for each $22.50 of principal amount purchased. The Company issued a total of 203,085 of these five-year warrants to purchase common stock at an exercise price of $6.00 per share. The value of the warrant shares was $562,404 and the amount recorded for the beneficial conversion feature was $195,466. These amounts were recorded as a discount on the 12% Notes.

During the quarter ended March 31, 2015, the Company amended a note with a holder of a $1,000,000 Series B Convertible Unsecured Promissory Note to reset the conversion price to $1.00.

During the fourth quarter of 2015, $1 million in note principal was converted into common stock. The total outstanding balance of Series B Notes at December 31, 2016 was $3,569,500.

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through December 31, 2016:

Asset retirement obligation – December 31, 2014	$35,951

Accretion expense	3,492
Removal of ARO for wells sold	(10,360)

Asset retirement obligation – December 31, 2015	$29,083

Accretion expense	41
Removal of ARO for wells sold	(22,073)

Asset retirement obligation – December 31, 2016	$7,051

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SUBSEQUENT EVENTS

Acquisition of Additional Interest in the Hazel Project

On January 30, 2017, we and our wholly-owned subsidiary, Torchlight Acquisition Corporation, a Texas corporation (“TAC”), entered into and closed an Agreement and Plan of Reorganization and Plan of Merger with Line Drive Energy, LLC, a Texas limited liability company (“Line Drive”), under which agreements TAC merged with and into Line Drive and the separate existence of TAC ceased, with Line Drive being the surviving organization and becoming our wholly-owned subsidiary. Line Drive, which was wholly-owned by Gregory McCabe, our Chairman, owned certain assets and securities, including approximately 40.66% of 12,000 gross acres in the Hazel Project and 521,739 warrants to purchase our common stock (which warrants had been assigned by Mr. McCabe to Line Drive). Under the merger transaction, our shares of common stock of TAC converted into a membership interest of Line Drive, the membership interest in Line Drive held by Mr. McCabe immediately prior to the transaction ceased to exist, and we issued Mr. McCabe 3,301,739 restricted shares of common stock as consideration therefor. Immediately after closing, the 521,739 warrants held by Line Drive were cancelled, which warrants had an exercise price of $1.40 per share and an expiration date of June 9, 2020. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on January 31, 2017.

Also on January 30, 2017, our wholly-owned subsidiary, Torchlight Energy, Inc., a Nevada corporation (“TEI”), entered into and closed a Purchase and Sale Agreement with Wolfbone Investments, LLC, a Texas limited liability company (“Wolfbone”) which is wholly-owned by Gregory McCabe. Under the agreement, TEI acquired certain of Wolfbone’s Hazel Project assets, including its interest in the Flying B Ranch #1 well and the 40 acre unit surrounding the well, for consideration of $415,000, and additionally, Wolfbone caused to be cancelled a total of 2,780,000 warrants to purchase our common stock, including 1,500,000 warrants held by McCabe Petroleum Corporation, an entity owned by Mr. McCabe, and 1,280,000 warrants held by Green Hill Minerals, an entity owned by Mr. McCabe’s son, which warrant cancellations were effected through certain Warrant Cancellation Agreements. The 1,500,000 warrants held by McCabe Petroleum Corporation had an exercise price of $1.00 per share and an expiration date of April 4, 2021. The warrants held by Green Hill Minerals included 100,000 warrants with an exercise price of $1.73 and an expiration date of September 30, 2018 and 1,180,000 warrants with an exercise price of $0.70 and an expiration date of February 15, 2020.

After the above transactions, our total ownership in the Hazel Project increased to a 74% working interest across all 12,000 gross acres.

TORCHLIGHT ENERGY RESOURCES, INC.
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

The unaudited supplemental information on oil and gas exploration and production activities has been presented in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas and the SEC’s final rule, Modernization of Oil and Gas Reporting.

Investment in oil and gas properties during the years ended December 31, 2016 and 2015 is detailed as follows:

	2016	2015
Property acquisition costs	$615,000	$-
Development costs	1,678,497	4,518,239
Exploratory costs	-	-

Totals	$2,293,497	$4,518,239

Property acquisition cost relates to the Company’s acquisition of the Hazel Project in West Texas. The development costs include reentry of the Johnson #4 well in the south Texas Marcelina area (sold in 2016) and development costs in the Orogrande and Hazel projects in west Texas. No development costs were incurred for Oklahoma properties in 2016.

Oil and Natural Gas Reserves

Reserve Estimates

SEC Case. The following tables sets forth, as of December 31, 2016, our estimated net proved oil and natural gas reserves, the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves and our estimated net probable oil and natural gas reserves, each prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”).  All of our reserves are located in the United States.

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

The estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2016. For purposes of determining prices, we used the average of prices received for each month within the 12-month period ended December 31, 2016, adjusted for quality and location differences, which was $42.75 per barrel of oil and $2.33 per MCF of gas.  This average historical price is not a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

	December 31, 2016			December 31, 2016
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	1,400	23,300	5,284	$31	$29
Proved Nonproducing	46,800	467,600	124,733	$776	$301
Total Proved	48,200	490,900	130,017	$807	$330

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$341

Probable Undeveloped	-	-	-	$-	$-

Reserve values as of December 31, 2016 are related to a single producing well in Oklahoma – the Judy well in the Prairie Grove AMI.

	December 31, 2015			December 31, 2015
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	14,210	34,400	19,943	$322	$280
Proved Nonproducing	40,170	-	40,170	$860	$763
Total Proved	54,380	34,400	60,113	$1,182	$1,043

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$5,935

Probable Undeveloped	-	-	-	$-	$-

BOE equivalents are determined by combining barrels of oil with MCF of gas divided by six.

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Years Ended December 31, 2016 and 2015

The following table sets forth the Company’s net proved reserves, including changes, and proved developed reserves:

	2016			2015
	Oil (Bbls)	Gas (Mcf)	BOE	Oil (Bbls)	Gas (Mcf)	BOE
TOTAL PROVED RESERVES:
Beginning of period	54,380	34,400	60,113	914,400	3,790,650	1,546,175
Acquisition	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-
Divestiture of reserves	(52,600)	-	(52,600)	(394,400)	(2,483,950)	(808,391)
Revisions of previous estimates	54,908	493,013	137,078	(437,639)	(1,159,071)	(630,818)
Production	(8,488)	(36,513)	(14,574)	(27,981)	(113,229)	(46,853)
End of period	48,200	490,900	130,017	54,380	34,400	60,113

PROVED DEVELOPED RESERVES
Proved developed producing	1,400	23,300	5,284	14,210	34,400	19,943
Proved nonproducing	46,800	467,600	124,733	40,170	-	40,170
Total	48,200	490,900	130,017	54,380	34,400	60,113

Total Proved Undeveloped	-	-	-	-	-	-

The decrease attributable to divestiture of reserves is from the sale of Oklahoma properties - the Cimarron properties in second quarter, 2016.

The upward revisions of previous estimates of 54,908 Bbls and 493,013 MCF results primarily from 2016 reserve report calculations for the Company’s properties driven by industry conditions and the change in the proportional quantities of oil and gas in production from the Judy well in Oklahoma from 2015 to 2016.

Standardized Measure of Oil & Gas Quantities
Year Ended December 31, 2016 and 2015

The standardized measure of discounted future net cash flows relating
to proved oil and natural gas reserves is as follows :	2016	2015

Future cash inflows	$3,156,970	$2,410,202
Future production costs	(1,000,410)	(1,169,591)
Future development costs	(1,350,000)	(58,575)
Future income tax expense	-	5,818,722
Future net cash flows	806,560	7,000,758
10% annual discount for estimated
timing of cash flows	(465,644)	(1,065,570)
Standardized measure of discounted future
net cash flows related to proved reserves	$340,916	$5,935,188

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows :

Balance, beginning of year	$5,935,188	$23,018,966
Sales and transfers of oil and gas produced during the period	(29,749)	(762,423)
Net change in sales and transfer prices and in production (lifting) costs related to future production	(482,569)	(18,010,821)
Net change due to sales of reserves	-	(14,026,302)
Net change due to sales of minerals in place	(191,470)	-
Net change due to extensions and discoveries	-	-
Changes in estimated future development costs	(791,630)	19,563,576
Previously estimated development costs incurred during the period	58,575	357,033
Net change due to revisions in quantity estimates	482,272	(11,062,826)
Other	172,169	(858,606)
Accretion of discount	80,393	2,146,235
Net change in income taxes	(4,892,263)	5,570,356
Balance, end of year	$340,916	$5,935,188

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

Reserve Estimation Process, Controls and Technologies

The reserve estimates, including PV-10 estimates, set forth above were prepared by PeTech Enterprises, Inc. for the Company’s properties in Oklahoma.  A copy of their full reports with regard to our reserves is attached as Exhibit 99.1 to this annual report on Form 10-K.  These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

We do not have any employees with specific reservoir engineering qualifications in the company.  Our Chairman and Chief Executive Officer worked closely with PeTech Enterprises Inc. in connection with their preparation of our reserve estimates, including assessing the integrity, accuracy, and timeliness of the methods and assumptions used in this process.

PeTech Enterprises, Inc. (“PeTech”), who provided 2016 reserve estimates for our Oklahoma Properties, is a Texas based profitable, family owned oil and gas production and Investment Company that provides reservoir engineering, economics and valuation support to energy banks, energy companies and law firms as an expert witness.  PeTech has been in business since 1982.  Amiel David is the President of PeTech and the primary technical person in charge of the estimates of reserves and associated cash flow and economics on behalf of the company for the results presented in its reserves report to us.  He has a PhD in Petroleum Engineering from Stanford University.   He is a registered Professional Engineer in the state of Texas (PE #50970), granted in 1982, a member of the Society of Petroleum Engineers and a member of the Society of Petroleum Evaluation Engineers.

Results of Operations for Oil and Gas Producing Activities
For the Year Ended December 31, 2016	Total	Texas	Oklahoma	Kansas

Oil and Gas revenue	$354,390	$151,548	$165,154	$37,688

Production costs	328,438	203,735	101,581	23,122
Depreciation, depletion, and amortization	623,611	273,378	339,170	11,063
Exploration expenses	-	-	-	-
	952,049	477,113	440,751	34,185

Income tax expense	-	-	-	-

Results of Operations (excluding corporate overhead
and interest costs)	$(597,659)	$(325,565)	$(275,597)	$3,503

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding disclosure. This determination is based on the material weaknesses management identified in our internal control over financial reporting, as described below. Subsequent to December 31, 2016, we have worked at remediating the material weaknesses (see “Remediation Process” below) which should remedy our disclosure controls and procedures, but we will continue to monitor this issue.

Notwithstanding the results of the evaluation above, we believe all of our reports submitted under the Exchange Act contain, in all material respects, the information required to be disclosed by us in such reports.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). A material weakness in internal controls is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, even appropriate internal control over financial reporting may not prevent or detect misstatements.

Based on this assessment, management concluded that we did not maintain effective internal control over financial reporting.  Specifically, management identified material weaknesses over the accounting for stock options issued to employees and nonemployees and stock warrants issued for services, property and financings. We use the Black-Scholes Option Pricing Model (“BSM”) to estimate the value of stock options and warrants issued. Variables used in the BSM can have a significant impact on calculated values. For the variables used in the BSM, we did not calculate historical volatility based on a widely used approach, and we did not recognize expense over the service period.

This control deficiency resulted in audit adjustments in preparation of this Annual Report on Form 10-K. The impact on previously issued financial statements was not determined to be significant.

Changes in Internal Control over Financial Reporting

Other than as described below under “Remediation Process,” there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A. CONTROLS AND PROCEDURES - continued

Remediation Process

While certain actions have been taken to enhance our internal control over financial reporting relating to the material weaknesses identified above, we are still in the process of implementing our comprehensive remediation plan. Following the identification of the material weaknesses described above, and with the oversight of the Audit Committee, we commenced a process to remediate the underlying causes of those material weaknesses, enhance the control environment and strengthen our internal control over financial reporting. Those steps include review and implementation of equity compensation controls, policies and plan documentation to ensure those terms are accounted for and require timely review by our Chief Financial Officer, or an appropriate designee, of all compensation arrangements for proper accounting treatment, with prior approval required for any revision to or deviation from any pre-defined equity compensation plans.

The status of our remediation plan is being, and will continue to be, reported by management to the Audit Committee of the Board of Directors on a regular basis. In addition, we have assigned personnel to oversee the remedial changes to the overall design of our internal control environment and to address the root causes of our material weaknesses. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the operating effectiveness of those changes is demonstrated through testing.

As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address these control deficiencies or modify our remediation plan. We cannot make assurances, however, of when we will remediate such weaknesses, nor can we be certain of whether additional actions will be required. See above under Item 1A. Risk Factors, the risk factor titled, We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position(s) and Office(s)
John A. Brda	52	Chief Executive Officer, Secretary and Director
Roger N. Wurtele	70	Chief Financial Officer
Greg McCabe, Sr.	55	Director
Alexandre Zyngier	47	Director
R. David Newton	62	Director
E. Scott Kimbrough	66	Director

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

Gregory McCabe – Mr. McCabe has been a member of our Board of Directors since July 2016 and was appointed Chairman of the Board in October 2016. He is an experienced geologist who brings over 32 years of oil and gas experience to our company. He is a principal of numerous oil and gas focused entities including McCabe Petroleum Corporation, Manix Royalty, Masterson Royalty Fund and GMc Exploration. He has been the President of McCabe Petroleum Corporation from 1986 to the present. Mr. McCabe has been involved in numerous oil and gas ventures throughout his career and has a vast experience in technical evaluation, operations and acquisitions and divestitures. Mr. McCabe is also our largest stockholder and provided entry for us into our two largest assets, the Hazel Project in the Midland Basin and the Orogrande Project in Hudspeth County, Texas.

We believe that Mr. McCabe’s background in geology and his many years in the oil and gas industry compliments the Board of
Directors.

E. Scott Kimbrough - Mr. Kimbrough has served on our Board of Directors since October 2016. He is the owner of multiple independent oil and gas related companies, which he has managed for more than 20 years, including serving as the President of Maverick Oil & Gas Corporation for the last 22 years. His diverse oil and gas background spans 39 years and includes roles ranging from field operations to senior corporate management. Mr. Kimbrough began his career with Arco Oil & Gas Company, followed by work with independents including Quintana Petroleum Corporation, Lasmo Energy, and Nearburg Producing Company. His focus has been in domestic U.S. fields including the Permian Basin in West Texas and Southeast New Mexico, on and offshore Gulf Coast, Midcontinent, Rocky Mountain area and onshore California. Mr. Kimbrough received a Bachelor of Science in Personnel Management (Business) from Louisiana Tech University and a Bachelor of Science in Mechanical Engineering from Texas A&M University. He is a Registered Petroleum Engineer in the State of Texas.

We believe Mr. Kimbrough’s wide ranging experience in operating E&P (exploration and production) companies make him an excellent fit to the Board of Directors.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

R. David Newton - Mr. Newton has been a member of our Board of Directors since October 2016. He has more than 25 years of experience in management consulting from various positions he has held with U.S. based investment firms. Additionally, he has been active in farming, ranching and oil and gas exploration for over 30 years. Since 1994 he has owned and managed R. David Newton and Associates, a management consulting and investment firm, through which he has focused on funding venture capital, channel distribution, startups, second and third stage financings, and corporate turnarounds. He holds a Bachelor of Science degree from the University of Texas at Austin.

Mr. Newton brings a depth of relationships developed through decades of participation in corporate finance and operational skills obtained while focused on helping growth stage entities involved in oil and natural gas, aerospace, timber and various other industries, and accordingly can make a substantial contribution to the Board.

Alexandre Zyngier - Mr. Zyngier has served on our Board of Directors since June 2016. He has been the Managing Director of
Batuta Advisors since founding it in August 2013. The firm pursues high return investment and advisory opportunities in the distressed and turnaround sectors. Mr. Zyngier has over 20 years of investment, strategy, and operating experience. He is currently a director of Atari SA, AudioEye Inc. and GT Advanced Technologies, Inc. Before starting Batuta Advisors, Mr. Zyngier was a portfolio manager at Alden Global Capital from February 2009 until August 2013, investing in public and private opportunities. He has also worked as a portfolio manager at Goldman Sachs & Co. and Deutsche Bank Co. Additionally, he was a strategy consultant at McKinsey & Company and a technical brand manager at Procter & Gamble. Mr. Zyngier holds an MBA in Finance and Accounting from the University of Chicago and a BS in Chemical Engineering from UNICAMP in Brazil.

We believe that Mr. Zyngier’s investment experience and his experience in overseeing a broad range of companies will greatly benefit the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2016, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2016, with the exception of (i) a Form 4 filed late by E. Scott Kimbrough, (ii) a Form 4 filed late by R. David Newton, (iii) a Form 4 filed late by Gregory McCabe, and (iv) a Form 3 filed late by Alexandre Zyngier.

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

Audit Committee

We maintain a separately-designated standing audit committee.  The Audit Committee currently consists of our three independent directors, Alexandre Zyngier, E. Scott Kimbrough, and R. David Newton. Mr. Zyngier is the Chairman of the Audit Committee, and the Board of Directors has determined that he is an audit committee financial expert as defined in Item 5(d)(5) of Regulation S-K. The primary purpose of the Audit Committee is to oversee our accounting and financial reporting processes and audits of our financial statements on behalf of the Board of Directors. The Audit Committee meets privately with our management and with our independent registered public accounting firm and evaluates the responses by our management both to the facts presented and to the judgments made by our outside independent registered public accounting firm.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2016 and 2015 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers.

Summary Executive Compensation Table

	Year	Salary	Bonus	Stock	Option		Non-Equity	Change in	All Other	Total
		($)	($)	Awards	Awards		Incentive	Pension	Compensation	($)
				($)	($)		Plan	Value	($)
					(A)		Compensation	and
Name and							($)	Nonqualified
Principal								Deferred
Position								Compensation
								($)
John A. Brda	2016	$375,000	-	-	$712,500	(1)	-	-	-	$1,087,500
President and CEO	2015	$337,500	-	-	$1,530,000	(1)	-	-	-	$1,867,500

Willard G. McAndrew III	2016	$310,526	-	-	$356,250	(1)(2)	-	-	$400,512 (3)	$1,067,288
Former COO (2)	2015	$337,500	-	-	$1,530,000	(1)	-	-	-	$1,867,500

Roger Wurtele	2016	$225,000	-	-	$356,250	(1)	-	-	-	$581,250
CFO	2015	$202,500	-	-	$765,000	(1)	-	-	-	$967,500

(A)	Stock Value as applicable is determined using the Black Scholes Method.

(1)
On June 11, 2015, we granted new stock option awards to our executive officers, as follows: (i) 3,000,000 stock options to John Brda, President and Chief Executive Officer; (ii) 3,000,000 stock options to Willard G. McAndrew, then Chief Operating Officer; and (iii) 1,500,000 stock options to Roger Wurtele, Chief Financial Officer. The options were granted under our 2015 Stock Option Plan which plan was approved by stockholders on September 9, 2015. The options are subject to a two-year vesting schedule with one-half vesting September 9, 2015, one-fourth vesting after one year of the grant date, and the remaining one-fourth vesting after the second year, provided however that the options will be subject to earlier vesting under certain events set forth in the 2015 Stock Option Plan, including without limitation a change in control.

(2)
Willard G. McAndrew resigned as Chief Operating Officer and director on October 6, 2016. In connection with his resignation, on September 28, 2016 we entered into a Resignation and Settlement Agreement (the “Resignation Agreement”) with Mr. McAndrew, which agreement became effective on October 5, 2016 (the “Effective Date”). Under the terms and conditions of the agreement, on the Effective Date (i) the entire unvested portion of Mr. McAndrew’s stock options granted pursuant to his Stock Option Agreement dated June 11, 2015 (the “Stock Options”) did not vest and became null and void, amounting to the termination of 750,000 unvested Stock Options, and Mr. McAndrew surrendered for cancellation a total of 250,000 vested Stock Options (valued at $255,000), leaving Mr. McAndrew with 2,000,000 Stock Options at an exercise price of $1.57 per share that he was granted pursuant to the Stock Option Agreement, (ii) the Stock Options were modified to expire on June 11, 2019, and (iii) we owed Mr. McAndrew a total amount of cash compensation of $789,454, all of which was used to exercise a portion of the Stock Options, and accordingly, he was issued a total of 502,837 shares of common stock pursuant to the exercise of the Stock Options, leaving him with 1,497,163 of those Stock Options.

(3)
Of the $789,454 in cash compensation owed to Mr. McAndrew under the Resignation Agreement (see footnote 2 above), $388,942 was for accrued and unpaid salary and bonuses and $400,512 was a severance payment equal to one year of salary plus the cash value of health benefits owed pursuant to his employment agreement.

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

Employment Agreements

On June 16, 2015, we entered into new five-year employment agreements with each of John Brda, our President and Chief Executive Officer; Willard G. McAndrew, our then Chief Operating Officer; and Roger Wurtele, our Chief Financial Officer. Under the new agreements, which replace and supersede their prior employment agreements, each individual’s salary was increased by 25%, so that the salaries of Messrs. Brda, McAndrew and Wurtele were $375,000, $375,000 and $225,000, respectively, provided these salary increases will accrue unpaid until such time as management believes there is adequate cash for such increases. Also under the new agreements, each individual was eligible for a bonus, at the Compensation Committee’s discretion, of up to two times his salary and be eligible for any additional stock options, as deemed appropriate by the Compensation Committee. Each agreement also provided that if we (or our successor) terminate the employee upon the occurrence of a change in control, the employee will be paid in one lump sum his salary and any bonus or other amounts due through the end of the term of the agreement. Each employment agreement also has a covenant not to compete.

Willard G. McAndrew resigned as Chief Operating Officer and director on October 6, 2016. In connection with his resignation, on September 28, 2016 we entered into a Resignation and Settlement Agreement (the “Resignation Agreement”) under the terms of which his employment agreement terminated—see footnotes 2 and 3 to the “Summary Executive Compensation Table” above. Under the Resignation Agreement, Mr. McAndrew continues to be bound by confidentiality and non-compete provisions (subject to certain modifications) of his terminated employment agreement. Also pursuant to the Resignation Agreement, we agreed to file a registration statement covering the resale of 1,500,000 shares underlying certain outstanding stock options and 900,000 shares underlying warrants he beneficially owns, for a total of 2,400,000 shares—all of which have an exercise price of $2.09. The Resignation Agreement provides mutual release and indemnification provisions, as well as an arbitration provision.

Outstanding Equity Awards at Fiscal Year End

The following table details all outstanding equity awards held by our named executive officers at December 31, 2016:

	Option Awards
	Number of		Number of	Equity Incentive
	Securities		Securities	Plan Awards: Number of
	Underlying		Underlying	Securities
	Unexercised		Unexercised	Underlying	Option
	Options		Options	Unexercised	Exercise	Option
	(#)		(#)	Unearned Options	Price	Expiration
Name	Exercisable		Unexercisable	(#)	($)	Date

John A. Brda	245,000		-	-	$2.00	9/4/2018
	2,250,000	(1)	750,000 (1)	-	$1.57	6/11/2020

Willard G. McAndrew III	900,000		-	-	$2.09	4/15/2018
	1,500,000	(2)(3)	-	-	$2.09	9/9/2018
	1,497,163	(1)(4)	-	-	$1.57	6/11/2019

Roger Wurtele	300,000	(5)(6)	-	-	$2.09	10/10/2018
	1,125,000	(1)	375,000 (1)	-	$1.57	6/11/2020

ITEM 11. EXECUTIVE COMPENSATION - continued

(1)
The options were awarded on June 11, 2015. The options were granted under our 2015 Stock Option Plan which plan was approved by stockholders on September 9, 2015. The options are subject to a two-year vesting schedule with one-half vesting on September 9, 2015, one-fourth vesting after one year of the grant date, and the remaining one-fourth vesting after the second year, provided however that the options will be subject to earlier vesting under certain events set forth in the 2015 Stock Option Plan, including without limitation a change in control.

(2)
Mr. McAndrew gifted these options to WMDM Family, Ltd. The general partner and 1% owner of WMDM Family, Ltd. is a limited liability company which is owned by a trust of which Mr. McAndrew is a beneficiary.

(3)	These options were awarded to Mr. McAndrew in September 2013, and vested on January 2, 2014.

(4)
In connection with his resignation in October 2016, (i) the entire unvested portion of Mr. McAndrew’s stock options granted on June 11, 2015 did not vest and became null and void, amounting to the termination of 750,000 unvested stock options, (ii) Mr. McAndrew surrendered for cancellation a total of 250,000 vested stock options, and (iii) the remaining stock options were modified to expire on June 11, 2019.

(5)	Mr. Wurtele gifted these options to Birch Glen Investments Ltd. Mr. Wurtele and his wife together hold a 98% interest in the general partner of Birch Glen Investments Ltd.

(6)	These options were awarded to Mr. Wurtele in October 2013. 100,000 options vested in October 2013 and the remaining 200,000 options vested on January 2, 2014.

Compensation of Directors

We have no standard arrangement pursuant to which directors are compensated for any services they provide or for committee participation or special assignments. We anticipate, however, implementing more standardized director compensation arrangements in the near future.

Summary Director Compensation Table

Compensation to directors during the year ended December 31, 2016 was as follows:

	Fees Earned		Option Awards		Nonqualified
	Paid			Non-Equity	Deferred	All
	in	Stock	Option	Incentive Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($) (A)	($)	($)	($)	($)	($)

E. Scott Kimbrough	-	-	100,000 (1)	-	-	-	$100,000
R. David Newton		-	100,000 (1)	-	-	-	$100,000
Alexandre Zyngier	-	137,500 (2)	-	-	-	-	$137,500

(A)	Stock Value as applicable is determined using the Black Scholes Method.

(1)
On November 3, 2016, this director was granted $72,728 worth of director compensation payable, at his election, in either (i) stock options under the 2015 Stock Option Plan with an exercise price of $0.97 with the amount of options granted based upon the Black-Scholes pricing model or (ii) shares of common stock at $0.97 per share, which stock issuance would be subject to shareholder approval. The director elected to receive the stock options. The $27,272 balance of the Director Fees was accrued at December 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION - continued

(2)
In connection with the appointment of Mr. Zyngier on June 15, 2016, the Board of Directors approved paying Mr. Zyngier $100,000 as director compensation, payable, at the election of Mr. Zyngier, either (i) in shares of our common stock, based on a price $0.73 per share, (ii) in cash when funds are deemed available, or (iii) in a combination thereof. It was provided that if Mr. Zyngier elected for us to pay him in common stock, the issuance of such shares would be subject to stockholder approval. Mr. Zyngier elected to receive the entire $100,000 in common stock (amounting to 136,986 shares). Stockholders approved the issuance on December 8, 2016. Additionally, in October 2016, our Board of Directors formed a special committee called the “Litigation Committee,” appointed Mr. Zyngier to that committee, and approved compensating Mr. Zyngier for his role with the Litigation Committee by paying him up to $150,000 over four quarters, with the first quarterly payment of $37,500 being made on October 11, 2016 and $37,500 being payable at the beginning of each three months thereafter that certain litigation is not settled or otherwise resolved, up to a maximum amount of $150,000. Each payment was to either be paid in cash or common stock at our election. For a stock payment, the amount of shares of common stock issued would be based on the closing price of our common stock on the day of the payment. On December 8, 2016, stockholders approved giving the Company authority to make these payments in stock. Immediately after the December 8, 2016 meeting of stockholders, the Board of Directors held a meeting, at which Mr. Zyngier and the Board discussed placing vesting restrictions on all the above shares described in this footnote, and accordingly such shares were not immediately issued. Subsequently in January 2017, the Board and Mr. Zyngier agreed on what the vesting restrictions would be and we issued him the 136,986 shares in connection with his directorship and 47,504 shares in lieu of the cash payment of $37,500 that was payable to Mr. Zyngier on October 11, 2016 in connection with his role on the Litigation Committee. As of the date of this report, none of these shares have vested.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 21, 2017, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. The table includes these persons’ beneficial ownership of common stock. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Torchlight Energy Resources, Inc., 5700 W. Plano Parkway, Suite 3600, Plano, Texas 75093.  We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 57,862,004 shares of common stock outstanding at March 21, 2017. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 21, 2017 and shares of common stock issuable upon conversion of other securities held by that person that are currently convertible or convertible within 60 days of March 21, 2017. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - continued

Shares Beneficially Owned

	Common Stock
Name of beneficial owner			% of Class

John A. Brda	5,063,322	(1)	8.39
President, CEO, Secretary and Director

Gregory McCabe	11,148,390	(2)	19.24
Director (Chairman of the Board)

Roger N. Wurtele	1,435,000	(3)	2.42
Chief Financial Officer

E. Scott Kimbrough	129,871	(4)	*
Director

R. David Newton	129,871	(5)	*
Director

Alexandre Zyngier	-		*
Director

All directors and executive officers as a group (9 persons)	17,906,454		28.82

Robert Kenneth Dulin (6)	4,351,381	(6)	7.30

Willard G. McAndrew III	3,993,046	(7)	6.47

(1)
Includes 2,568,322 shares of common stock held by the John A. Brda Trust (the “Trust”). Mr. Brda is the settlor of the Trust and reserves the right to revoke the Trust without the consent of another person. Further, he is the trustee of the Trust and exercises investment control over the securities held by the Trust. Also includes stock options that are exercisable into 2,495,000 shares of common stock, held individually by Mr. Brda.

(2)
Includes (a) 10,264,335 shares of common stock held individually Mr. McCabe; and (b) securities held by G Mc Exploration, LLC (“GME”), including (i) 797,099 shares of common stock and (ii) 86,956 shares issuable upon exercise of warrants. Mr. McCabe may be deemed to hold beneficial ownership of securities held by GME as a result of his ownership of 50% of the outstanding membership interests of GME.

(3)
Includes 10,000 shares of common stock and stock options that are exercisable into 1,125,000 shares of common stock held individually by Mr. Wurtele. Also includes stock options held by Birch Glen Investments Ltd. that are exercisable into 300,000 shares of common stock.   Mr. Wurtele and his wife together hold a 98% interest in the general partner of Birch Glen Investments Ltd., and Mr. Wurtele shares voting and investment authority over the shares held by Birch Glen Investments Ltd.  Additionally, the general partner and 1% owner of WMDM Family, Ltd. (see footnote “(7)” below) is a limited liability company which is owned by a trust of which Mr. Wurtele is the trustee.  Securities held by WMDM Family, Ltd. are not included, however, because Mr. Wurtele is not deemed to have voting or investment authority over the shares held by WMDM Family, Ltd. Mr. Wurtele disclaims beneficial ownership of shares held by WMDM Family, Ltd.

(4)	Includes stock options that are exercisable into 129,871 shares of common stock held individually by Mr. Kimbrough.

(5)	Includes stock options that are exercisable into 129,871 shares of common stock held individually by Mr. Newton.

(6)
Includes (a) securities held individually by Robert Kenneth Dulin, including (i) 27,000 shares of common stock and (ii) warrants that are exercisable into 150,000 shares of common stock; (b) 243,360 shares of common stock held in trust for the benefit of immediate family members of Mr. Dulin; (c) securities held by Sawtooth Properties, LLLP (“Sawtooth”), including (i) 892,258 shares of common stock and (ii) warrants that are exercisable into 234,745 shares of common stock; (d) securities held by Black Hills Properties, LLLP (“Black Hills”), including (i) 612,099 shares of common stock, and (ii) warrants that are exercisable into 189,956 shares of common stock; (e) securities held by Pine River Ranch, LLC (“Pine River”), including (i) 801,939 shares of common stock and (ii) warrants that are exercisable into 450,024 shares of common stock; and (f) securities held by Pandora Energy, LP (“Pandora”), including warrants that are exercisable into 750,000 shares of common stock.  Mr. Dulin is trustee/custodian of each of the trusts and/or accounts referenced in “(b)” above and has voting and investment authority over the shares held by them. Mr. Dulin is the Managing Partner of Sawtooth Properties, LLLP, the Managing Partner of Black Hills, the Managing Member of Pine River, and the General Partner of Pandora, and he has voting and investment authority over the shares held by each entity.  Each holder of shares of Series A Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Preferred could be converted.  Presently, all issued and outstanding shares of Series A Preferred are convertible at the election of the holder. Mr. Dulin’s address is 8449 Greenwood Drive, Niwot, Colorado, 80503.

(7)
Includes 95,883 shares of common stock and stock options that are exercisable into 1,497,163 shares of common stock held individually by Mr. McAndrew. Also includes securities held by WMDM Family, Ltd., including warrants that are exercisable into 900,000 shares of common stock and stock options that are exercisable into 1,500,000 shares of common stock. The general partner and 1% owner of WMDM Family, Ltd. is a limited liability company of which Mr. McAndrew is the manager. He has voting and investment authority over the shares held by WMDM Family, Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 1, 2015, Sawtooth Properties, LLLP (“Sawtooth”), lent us $150,000 pursuant to a convertible promissory note due September 30, 2015. Robert Kenneth Dulin is the Managing Partner and majority owner of Sawtooth. The Sawtooth note bearing interest at the rate of 12% per annum, with all principal and interest due in one lump-sum. At Sawtooth’s election, outstanding principal on the note is convertible into shares of our common stock at a conversion price of $0.25 per share. Accordingly, the principal on the note is convertible into up to 600,000 shares of common stock. As part of the transaction, we also issued Sawtooth 150,000 three-year warrants to purchase common stock at an exercise price of $0.50 per share. Sawtooth converted the note into common stock in September 2015.

In April 2015, Pandora Energy, LP ("Pandora"), an entity of which Mr. Dulin is the General Partner and holds a 50% pecuniary interest, paid $500,000 towards a proposed purchase of a working interest in certain of our oil and gas properties. As part of the transaction, on May 4, 2015 we issued Pandora 250,000 three-year warrants with an exercise price of $0.50 per share. As part of the final terms and conditions of Pandora’s purchase of the working interest, on July 1, 2015 we issued Pandora 500,000 three-year warrants with an exercise price of $2.31 per share. Of these 500,000 warrants, 250,000 are exercisable on September 30, 2015 and the remaining 250,000 are exercisable on December 31, 2015.

On August 6, 2015, Green Hill Minerals, LLC (“Green Hill Minerals”) loaned us $250,000, which was repaid with $4,521 in interest on September 30, 2015. Green Hill Minerals is owned by sons of Gregory McCabe, our Chairman. In connection with the loan, we issued Green Hill Minerals a three-year warrant to purchase 100,000 shares of common stock at an exercise price of $1.73 per share.

On February 15, 2016, we entered into a consulting service agreement with Green Hill Minerals, LLC. As compensation for the consulting services provided under the agreement, we agreed to issue Green Hill Minerals 115,000 shares of common stock at signing, 115,000 shares of common stock 90 days from signing, 115,000 shares of common stock 180 days from signing and 115,000 shares of common stock 270 days from signing. Also under the agreement, we issued Green Hill Minerals 1,700,000 four-year warrants to purchase shares of common stock at an exercise price of $0.70 per share, vesting as follows: 425,000 warrants at signing, 425,000 warrants 90 days from signing, 425,000 warrants 180 days from signing and 425,000 warrants 270 days from signing.

On March 31, 2016, Mr. McCabe made a short term, non-interest bearing loan to us of $500,000. We repaid the loan in full on April 29, 2016.

Effective April 4, 2016, our subsidiary, Torchlight Energy Inc., acquired from McCabe Petroleum Corporation (“MPC”) a 66.66% working interest in approximately 12,000 acres in the Midland Basin in exchange for 1,500,000 warrants to purchase our common stock at an exercise price of $1.00 for five years, and a back-in after payout of a 25% working interest to MPC. Gregory McCabe is the sole owner of MPC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - continued

On January 30, 2017, we and our wholly-owned subsidiary, Torchlight Acquisition Corporation, a Texas corporation (“TAC”), entered into and closed an Agreement and Plan of Reorganization and Plan of Merger with Line Drive Energy, LLC, a Texas limited liability company (“Line Drive”), under which agreements TAC merged with and into Line Drive and the separate existence of TAC ceased, with Line Drive being the surviving organization and becoming our wholly-owned subsidiary. Line Drive, which was wholly-owned by Gregory McCabe, owned certain assets and securities, including approximately 40.66% of 12,000 gross acres in the Hazel Project and 521,739 warrants to purchase our common stock (which warrants had been assigned by Mr. McCabe to Line Drive). Under the merger transaction, our shares of common stock of TAC converted into a membership interest of Line Drive, the membership interest in Line Drive held by Mr. McCabe immediately prior to the transaction ceased to exist, and we issued Mr. McCabe 3,301,739 restricted shares of common stock as consideration therefor. Immediately after closing, the 521,739 warrants held by Line Drive were cancelled, which warrants had an exercise price of $1.40 per share and an expiration date of June 9, 2020. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on January 31, 2017.

Also on January 30, 2017, our wholly-owned subsidiary, Torchlight Energy, Inc., a Nevada corporation (“TEI”), entered into and closed a Purchase and Sale Agreement with Wolfbone Investments, LLC, a Texas limited liability company (“Wolfbone”) which is wholly-owned by Gregory McCabe. Under the agreement, TEI acquired certain of Wolfbone’s Hazel Project assets, including its interest in the Flying B Ranch #1 well and the 40 acre unit surrounding the well, for consideration of $415,000, and additionally, Wolfbone caused to be cancelled a total of 2,780,000 warrants to purchase our common stock, including 1,500,000 warrants held by McCabe Petroleum Corporation, an entity owned by Mr. McCabe, and 1,280,000 warrants held by Green Hill Minerals, an entity owned by Mr. McCabe’s son, which warrant cancellations were effected through certain Warrant Cancellation Agreements. The 1,500,000 warrants held by McCabe Petroleum Corporation had an exercise price of $1.00 per share and an expiration date of April 4, 2021. The warrants held by Green Hill Minerals included 100,000 warrants with an exercise price of $1.73 and an expiration date of September 30, 2018 and 1,180,000 warrants with an exercise price of $0.70 and an expiration date of February 15, 2020.

After the above transactions, our total ownership in the Hazel Project increased to a 74% working interest across all 12,000 gross acres.

Director Independence

We currently have three independent directors on our Board, Alexandre Zyngier, E. Scott Kimbrough, and R. David Newton.  The definition of “independent” used herein is based on the independence standards of The NASDAQ Stock Market LLC.  The Board performed a review to determine the independence of Alexandre Zyngier, E. Scott Kimbrough, and R. David Newton and made a subjective determination as to each of these directors that no transactions, relationships, or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of Torchlight Energy Resources, Inc.  In making these determinations, the Board reviewed information provided by these directors with regard to each Director’s business and personal activities as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided by our former auditor, Calvetti Ferguson, during the years ended December 31, 2016 and 2015. Briggs & Veselka Co. were engaged in 2017 for our year end December 31, 2016 audit. No payments were made to Briggs & Veselka Co. before December 31, 2016.

	2016	2015
Audit Fees(1)	$73,968	$101,758
Audit Related Fees(2)	26,280	-
Tax Fees(3)	22,035	39,680
All Other Fees	450	-

Total Fees	$122,733	$141,438

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

(2)
Audit Related Fees: This category consists of the aggregate fees billed for assurance and related services by our independent consultant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)
Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent consultant for tax compliance, tax advice, and tax planning.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description

2.1	Share Exchange Agreement dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010.) *

3.1	Articles of Incorporation. (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

3.2	Certificate of Amendment to Articles of Incorporation dated December 10, 2014. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2015.) *

3.3	Certificate of Amendment to Articles of Incorporation dated September 15, 2015. (Incorporated by reference from Form 10-Q filed with the SEC on November 12, 2015.) *

3.4	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on October 26, 2016.) *

4.1	Certificate of Designation for Series A Convertible Preferred Stock (Incorporated by reference from Form 8-K filed with the SEC on June 9, 2015.) *

4.2	Certificate of Designation for Series B Convertible Preferred Stock (Incorporated by reference from Form 8-K filed with the SEC on September 30, 2015.) *

4.3	Certificate of Designation for Series C Convertible Preferred Stock (Incorporated by reference from Form 8-K filed with the SEC on July 11, 2016.) *

10.1	12% Series B Unsecured Convertible Promissory Note (form of) (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2015.) *

10.2	Securities Purchase Agreement (for Series A Convertible Preferred Stock) (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2015.) *

10.3	Employment Agreement (with John A. Brda) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.4	Employment Agreement (with Roger Wurtele) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.5	Loan documentation and warrants with Eunis L. Shockey (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2015.) *

10.6	Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and certain other parties (Incorporated by reference from Form 8-K filed with the SEC on September 29, 2015) *

10.7
Securities Purchase Agreement and Amendment to Securities Purchase Agreement (for Series B Convertible Preferred Stock) (Incorporated by reference from Form 10-Q filed with the SEC on November 12, 2015) *

10.8	Purchase and Sale Agreement with Husky Ventures, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 12, 2015) *

10.10	Purchase Agreement with McCabe Petroleum Corporation for acquisition of “Hazel Project” (Incorporated by reference from Form 10-Q filed with the SEC on August 15, 2016) *

10.11	Resignation and Settlement Agreement with Willard G. McAndrew (Incorporated by reference from Form 10-Q filed with the SEC on November 10, 2016) *

10.12	Agreement and Plan of Reorganization and Plan of Merger with Line Drive Energy, LLC

ITEM 15. EXHIBITS - continued

10.13	Purchase and Sale Agreement with Wolfbone Investments, LLC

14.1	Code of Ethics (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

16.01	Letter from Calvetti Ferguson to the Securities and Exchange Commission (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2016) *

21.1	Subsidiaries

23.1	Consent of Briggs & Veselka Co.

23.2	Consent of Calvetti Fergusson

23.3	Consent of PeTech Enterprises, Inc.

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

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

99.1	Report of PeTech Enterprises, Inc.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definitions Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torchlight Energy Resources, Inc.

/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date:	March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Brda
John A. Brda	Director, Chief Executive Officer, President and Secretary	March 31, 2017

/s/ Gregory McCabe
Gregory McCabe	Director (Chairman of the Board)	March 31, 2017

/s/ Roger N. Wurtele
Roger N. Wurtele	Chief Financial Officer and Principal Accounting Officer	March 31, 2017

/s/ E. Scott Kimbrough
E. Scott Kimbrough	Director	March 31, 2017

/s/ R. David Newton
R. David Newton	Director	March 31, 2017

/s/ Alexandre Zyngier
Alexandre Zyngier	Director	March 31, 2017