Form 10-Q
period 2017-03-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2017-05-12
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2017

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number:001-36247

TORCHLIGHT ENERGY RESOURCES, INC.

(Name of registrant in its charter)

Nevada	74-3237581
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5700 West Plano Pkwy, Suite 3600
Plano, Texas 75093

(Address of Principal Executive Offices)

(214) 432-8002

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2017, there were 59,226,770 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016 and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with the company's ability to obtain additional capital in the future to fund planned expansion, the demand for oil and natural gas, general economic factors, competition in the industry and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” ”Torchlight,” “we,” “our,” and similar terms include Torchlight Energy Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$140,039	$1,769,499
Accounts receivable	599,320	603,446
Production revenue receivable	6,970	7,325
Prepayments - development costs	327,468	583,347
Prepaid expenses	-	26,829
Total current assets	1,073,797	2,990,446

Oil and gas properties, net	13,738,014	9,392,288
Office equipment, net	26,627	29,848
Other assets	7,709	21,066

TOTAL ASSETS	$14,846,147	$12,433,648

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$227,518	$422,684
Funds received pending settlement	520,400	520,400
Accrued payroll	560,176	565,176
Related party payables	274,544	237,044
Convertible promissory notes, (Series B) net of discount of
$45,511 at March 31, 2017 and $91,379 at December 31, 2016	3,523,989	3,478,121
Due to working interest owners	54,320	54,320
Interest payable	-	6,049
Total current liabilities	5,160,947	5,283,794

Asset retirement obligation	7,092	7,051

Total liabilities	5,168,039	5,290,845

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, par value $.001, 10,000,000 shares authorized;
-0- issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized;	58,443	55,100
58,439,564 issued and outstanding at March 31, 2017
55,096,503 issued and outstanding at December 31, 2016
Additional paid-in capital	93,263,733	89,675,488
Accumulated deficit	(83,644,068)	(82,587,785)
Total stockholders' equity	9,678,108	7,142,803

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,846,147	$12,433,648

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016
Revenue
Oil and gas sales	$12,950	$194,235
SWD and royalties	-	78

Cost of revenue	(4,157)	(105,998)

Gross profit	8,793	88,315

Operating expenses:
General and administrative expense	993,404	951,285
Depreciation, depletion and amortization	24,517	621,972
Total operating expenses	1,017,921	1,573,257

Other (income) expense
Interest income	(111)	-
Interest and accretion expense	47,266	122,376
Total other (income) expense	47,155	122,376

Net loss before taxes	(1,056,283)	(1,607,318)

Provision for income taxes	-	-

Net loss	$(1,056,283)	$(1,607,318)

Loss per share:
Basic and Diluted	$(0.02)	$(0.05)
Weighted average shares outstanding:
Basic and Diluted	57,337,607	34,662,567

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016
Cash Flows From Operating Activities
Net loss	$(1,056,283)	$(1,607,318)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	312,158	82,922
Accretion of convertible note discounts	45,868	48,498
Depreciation, depletion and amortization	24,517	621,972
Change in:
Accounts receivable	4,126	241,812
Production revenue receivable	355	(4,650)
Prepayment of development costs	255,879	(88,614)
Prepaid expenses	26,829	38,776
Other assets	13,357	24,397
Accounts payable and accrued liabilities	(150,167)	1,367,276
Accounts payable related party	37,500	-
Due to working interest owners	-	5,087
Interest payable	(6,049)	109,783
Net cash from operating activities	(491,910)	839,941

Cash Flows From Investing Activities
Investment in oil and gas properties	(1,137,550)	(1,523,419)
Net cash from investing activities	(1,137,550)	(1,523,419)

Cash Flows From Financing Activities
Preferred dividends paid in cash	-	(112,430)
Proceeds from promissory notes	-	505,652
Repayment of promissory notes	-	(109,742)
Net cash from financing activities	-	283,480

Net change in cash	(1,629,460)	(399,998)
Cash - beginning of period	1,769,499	1,026,600

Cash - end of period	$140,039	$626,602

Supplemental disclosure of cash flow information: (Non Cash Items)
Common stock issued for services	$50,000	$53,173
Common stock issued for lease interests	$-	$971,966
Mineral interests received in warrant exercise	$3,229,431	$-
Warrants issued in connection with promissory notes	$-	$27,750
Warrants issued for mineral interests	$-	$318,761

Cash paid for interest	$105,618	$34,741
	.
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

On November 23, 2010, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) between the major shareholders of PPS and the shareholders of Torchlight Energy, Inc. (“TEI”). As a result of the transactions effected by the Exchange Agreement, at closing TEI became our wholly-owned subsidiary, and the business of TEI became our sole business. TEI was incorporated under the laws of the State of Nevada in June 2010. We are engaged in the acquisition, exploitation and/or development of oil and natural gas properties in the United States. We operate our business through our subsidiaries Torchlight Energy Inc., Torchlight Energy Operating, LLC, Hudspeth Oil Corporation, and Line Drive Energy, LLC.

2. GOING CONCERN

At March 31, 2017, the Company had not yet achieved profitable operations. We had a net loss of $1,056,283 for the three months ended March 31, 2017 and had accumulated losses of $83,644,068 since our inception. We expect to incur further losses in the development of our business. The Company had a working capital deficit as of March 31, 2017 of $(4,087,150). Negative working capital was exacerbated by the inclusion in current liabilities of the $3,523,989 outstanding balance of subordinated convertible notes however the notes were paid in full in April 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of presentation— The accompanying interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The financial statements are presented on a consolidated basis and include all of the accounts of Torchlight Energy Resources Inc. and its wholly owned subsidiaries, Torchlight Energy, Inc., Torchlight Energy Operating, LLC, Hudspeth Oil Corporation, and Line Drive Energy, LLC. All intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year’s consolidated financial statements and related footnotes to conform them to the current year presentation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position as of, and the results of operations for, all periods presented. In preparing the accompanying condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Risks and uncertainties – The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating an emerging business, including the potential risk of business failure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of March 31, 2017 and December 31, 2016, no valuation allowance was considered necessary.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During three months ended March 31, 2017 and 2016, the Company capitalized $105,618 and $41,912, respectively, of interest on unevaluated properties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The calculation of diluted earnings per share excludes 23,331,694 shares issuable upon the exercise of outstanding warrants and options because their effect would be anti-dilutive.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations.

Recent accounting pronouncements – On August 27, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company has adopted ASU 2014-15 and the adoption did not have a significant impact on the Company’s consolidated financial statements or related disclosures.

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

Subsequent events – The Company evaluated subsequent events through May 12, 2017, the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

4. OIL & GAS PROPERTIES

The following table presents the capitalized costs for oil & gas properties of the Company as of March 31, 2017 and December 31, 2016:

	2017	2016

Evaluated costs subject to amortization	$2,721,503	$1,470,939
Unevaluated costs	16,493,200	13,376,742
Total capitalized costs	19,214,703	14,847,681
Less accumulated depreciation, depletion and amortization	(5,476,689)	(5,455,393)
Total oil and gas properties	$13,738,014	$9,392,288

Unevaluated costs as of March 31, 2017 include cumulative costs on developing projects including the Orogrande and Hazel Projects in West Texas and adjusted costs of nonproducing leases in Oklahoma.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. OIL & GAS PROPERTIES - continued

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

Since Mr. McCabe held the controlling interest in both Line Drive and Wolfbone Investments, LLC the transactions were combined for accounting purposes. The working interest in the Hazel Project was the only asset held by Line Drive. The warrant cancellation was treated in the aggregate as an exercise of the warrants with the transfer of the working interests as the consideration. The Company recorded the transactions as an increase in its investment in the Hazel project working interests of $3,644,431 which is equal to the exercise price of the warrants plus the cash paid to Wolfbone.

Upon the closing of the transactions, the Company’s working interest in the Hazel project increased by 40.66% to a total ownership of 74%.

5. RELATED PARTY PAYABLES

As of March 31, 2017, related party payables consisted of accrued and unpaid compensation to one of our executive officers totaling $45,000 and $229,544 in Director Fees payable to our Directors.

6. COMMITMENTS AND CONTINGENCIES

Legal Proceeding

Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc. has pending in the 429th judicial district court in Collin County, Texas a lawsuit against Husky Ventures, Inc., Charles V. Long, Silverstar of Nevada, Inc., Gastar Exploration Inc., J. Russell Porter, Michael A. Gerlich, and Jerry R. Schuyler that was originally filed in May 2016 (previous defendants April Glidewell, Maximus Exploration, LLC, Atwood Acquisitions, LLC and John M. Selser, Sr have been non-suited without prejudice to re-filing the claims). In the lawsuit, we allege, among other things, that the defendants acted improperly in connection with multiple transactions, and that the defendants misrepresented and omitted material information to us with respect to these transactions. The lawsuit seeks damages arising from 15 different causes of action, including without limitation, violations of the Texas SecuritiesAct, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, unjust enrichment and tortious interference. The lawsuit also seeks a complete accounting as to how our investment funds were used, including all transfers between and among the defendants. We are seeking the full amount of our damages on $20,000,000 invested. At this time we believe our damages to be in excess of $1,000,000, but the precise amount will be determined in the litigation. On April 13, 2017, Husky Ventures, Inc. filed in the above lawsuit a counterclaim against Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc., and a third-party petition against John Brda, the Chief Executive Officer of Torchlight Energy Resources, Inc., and Willard McAndrew III, a former officer of Torchlight Energy Resources, Inc. (“Husky Counterclaim”). The Husky Counterclaim asserts breach of contract against Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc. and asserts a claim for tortious interference with Husky’s contractual relationship with Torchlight and a claim for conspiracy to tortiously interfere with unspecified Husky business and contractual relationships against Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc., John Brda and Willard McAndrew III. We believe the Husky Counterclaim is without merit and intend to vigorously defend against it.

Environmental matters

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time. As of March 31, 2017 and December 31, 2016, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

7. STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2017 the Company issued 41,322 shares of common stock as a reduction in compensation payable to an officer, with total value of $50,000.

During the three months ended March 31, 2017 the Company issued 3,301,739 shares of common stock in connection with the Line Drive merger transaction in which the Company acquired oil and gas lease related costs valued at $3,229,431.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY - continued

During the three months ended March 31, 2017, the Company issued 200,000 warrants for services which resulted in $24,908 of recognized expense.

A summary of warrants outstanding as of March 31, 2017 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2017	2018	2019	2020	2021	Total

$0.50	-	528,099	-	-	-	528,099
$0.70	-	-	-	1,700,000	-	1,700,000
$0.77	-	-	100,000	-	-	100,000
$1.00	150,000	-	54,366	-	1,500,000	1,704,366
$1.03	-	-	-	-	120,000	120,000
$1.08	-	-	37,500	-	-	37,500
$1.40	-	-	-	1,643,475		1,643,475
$1.64	-	-	-	-	200,000	200,000
$1.73	-	100,000	-	-	-	100,000
$1.80	-	-	-	500,000	-	500,000
$2.00	126,000	1,906,249	-	-	-	2,032,249
$2.03	-	2,000,000	-	-	-	2,000,000
$2.09	-	2,800,000	-	-	-	2,800,000
$2.23	-	-	-	832,512		832,512
$2.29	-	120,000	-	-	-	120,000
$2.50	-	-	35,211	-	-	35,211
$2.82	-	38,174	-	-	-	38,174
$3.50	-	-	15,000	-	-	15,000
$4.50	-	-	700,000	-	-	700,000
$5.00	170,000	-	-	-	-	170,000
$5.05	40,000	-	-	-	-	40,000
$6.00	-	523,123	22,580	-	-	545,703
$7.00	-	-	700,000	-	-	700,000
	486,000	8,015,645	1,664,657	4,675,987	1,820,000	16,662,289

During the three months ended March 31, 2017, the Company recognized $287,250 of expense related to previously issued employee stock options.

A summary of stock options outstanding as of March 31, 2017 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2017	2018	2019	2020	2021	Total

$0.97	-	-	-	-	259,742	259,742
$1.57	-	-	-	5,997,163	-	5,997,163
$1.79	112,500	-	-	300,000	-	412,500
	112,500	-	-	6,297,163	259,742	6,669,405

At March 31, 2017 the Company had reserved 23,331,694 shares for future exercise of warrants and options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY - continued

Warrants and options issued were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued were as follows:

2017
Risk-free interest rate	1.47%
Expected volatility of common stock	113% - 114%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of warrant	3 years - 4 years

2016
Risk-free interest rate	0.78%
Expected volatility of common stock	191% - 253%
Dividend yield	0.00%
Discount due to lack of marketability	20-30%
Expected life of warrant	3 years - 5 years

8. INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the quarter ended March 31, 2017 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the quarter ended March 31, 2016 for this same reason.

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $48,604,871 and $47,850,266 at March 31, 2017 and December 31, 2016, respectively. The federal net operating loss carryforward will begin to expire in 2032. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

9. PROMISSORY NOTES

During 2014, the Company issued $4,569,500 in principal value of 12% Series B Convertible Unsecured Promissory Notes. The 12% Notes were due and payable on June 30, 2017 and provided for conversion into common stock at a price of $4.50 per share and included the issuance of one warrant for each $22.50 of principal amount purchased. The Company issued a total of 203,085 of these five-year warrants to purchase common stock at an exercise price of $6.00 per share. The value of the warrants was $562,404 and the amount recorded for the beneficial conversion feature was $195,466. These amounts were recorded as a discount on the 12% Notes.

During the quarter ended March 31, 2015, the Company amended notes with two holders of its Series B Convertible Unsecured Promissory Notes aggregating $2,000,000 to reset the conversion price to $1.00.

During the fourth quarter of 2015, $1 million in note principal was converted into common stock. The total outstanding balance of the Series B Convertible Unsecured Promissory Notes at March 31, 2017 was $3,569,500.

On April 24, 2017 we used proceeds from the new debt financing closed subsequent to the date of these financial statements to redeem and repay all of these notes, except for $1,000,000 of note principal that was converted into common stock and $60,000 of note principal that was rolled into the new debt financing. Reference Note 11 below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through March 31, 2017:

Asset retirement obligation – December 31, 2015	$29,083

Accretion Expense	41
Removal of ARO for wells sold	(22,073)

Asset retirement obligation – December 31, 2016	$7,051

Accretion Expense	41

Asset retirement obligation – March 31, 2017	$7,092

11. SUBSEQUENT EVENTS

New Debt Financing

On April 10, 2017, we sold to investors in a private transaction two 12% unsecured promissory notes with a total of $8,000,000 in principal amount. Interest only is due and payable on the notes each month at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity on April 10, 2020. The holders of the notes will also receive annual payments of common stock at the rate of 2.5% of principal amount outstanding, based on a volume-weighted average price. Both notes were sold at an original issue discount of 94.25% and accordingly, we received total proceeds of $7,540,000 from the investors. We intend to use the proceeds for working capital and general corporate purposes, which includes, without limitation, drilling capital, lease acquisition capital and repayment of prior debt. On April 24, 2017 we used $2,509,500 of the proceeds from this financing to redeem and repay a portion of the outstanding Series B Convertible Unsecured Promissory Notes. Additionally, $1,000,000 of Note principal was converted into common stock and $60,000 was rolled into the new debt financing.

These 12% promissory notes allow for early redemption, provided that if we redeem before April 10, 2018, we must pay the holders all unpaid interest and common stock payments on the portion of the notes redeemed that would have been earned through April 10, 2018. The notes also contain certain covenants under which we have agreed that, except for financing arrangements with established commercial banking or financial institutions and other debts and liabilities incurred in the normal course of business, we will not issue any other notes or debt offerings which have a maturity date prior to the payment in full of the 12% notes, unless consented to by the holders.

Orogrande Drilling and Development Unit Agreement

On March 22, 2017, the Company, along with their operating partner Founders Oil and Gas, LLC ("Founders"), signed a Drilling and Development Unit (DDU) Agreement with University Lands on its Orogrande Basin Project. The agreement has an effective date of January 1, 2017 and required a payment from both Torchlight and Founders of $335,323 as part of the extension fee. Torchlight's portion of the fee was paid by Founders in April 2017 and will be deducted from the required spud fee payable to Torchlight at commencement of the next well drilled.

The DDU agreement allows for all 192 existing leases covering the 133,000 net acres leased from University Lands to be combined into one lease for development purposes. The time to drill on the unit is extended through April of 2023 on the first extension. The agreement also grants the exclusive right to continue through April of 2028 if compliance with the agreement is met and an extension fee associated with the additional time is paid. The Company's drilling obligations begin with one well in the first year, and increase to five wells per year by year 2023. The drilling obligation set is a minimum requirement and may be exceeded if acceleration is desired. The DDU agreement replaces all prior agreements and will govern future drilling obligations on the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the acquisition, exploration, exploitation, and/or development of oil and natural gas properties in the United States. We operate our business through our subsidiaries Torchlight Energy Inc., Torchlight Energy Operating, LLC, Hudspeth Oil Corporation, and Line Drive Energy, LLC.

The core strategy of the Company is pursuing the ongoing development of its assets in the Permian basin consisting of the Orogrande and the Hazel Projects. These West Texas properties demonstrate significant potential and future production capabilities based upon the analysis of scientific data already gathered in the day by day development activity. Therefore, the Board has determined to focus its efforts and capital on these two projects to maximize shareholder value for the long run.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements included herewith and our audited financial statements included with our Form 10-K for the year ended December 31, 2016. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management.

Current Projects

As of March 31, 2017 the Company had interests in three oil and gas projects: the Orogrande Project in Hudspeth County, Texas, and the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, and the Hunton wells in partnership with Husky Ventures in Central Oklahoma.

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Greg McCabe. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which holds certain oil and gas assets, including a 100% working interest in 172,000 mostly contiguous acres in the Orogrande Basin in West Texas. This acreage is in the primary term under five-year leases that carry additional five-year extension provisions. As consideration, at closing we issued 868,750 shares of our common stock to Mr. McCabe and paid a total of $100,000 in geologic originationfees to third parties. Additionally, Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement. All drilling obligations through March 31, 2017 have been met

On September 23, 2015, our subsidiary, Hudspeth Oil Corporation (“HOC”), entered into a Farmout Agreement by and between HOC, Pandora Energy, LP (“Pandora”), Founders Oil & Gas, LLC (“Founders”), McCabe Petroleum Corporation and Greg McCabe (McCabe Petroleum Corporation and Greg McCabe are parties to the Farmout Agreement for limited purposes) for the entire Orogrande Project in Hudspeth County, Texas. The Farmout Agreement provides for Founders to earn from HOC and Pandora (collectively, the “Farmor”) an undivided 50% of the leasehold interest in the Orogrande Project by Founder’s spending a minimum of $45 million on actual drilling operations on the Orogrande Project in the following two years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Effective January 1, 2017, the Company, along with their operating partner Founders Oil and Gas, LLC ("Founders"), signed a Drilling and Development Unit (DDU) Agreement with University Lands on its Orogrande Basin Project.

The DDU agreement allows for all 192 existing leases covering the 133,000 net acres leased from University Lands to be combined into one lease for development purposes.  The time to drill on the unit is extended through April of 2023 on the first extension. The agreement also grants the exclusive right to continue through April of 2028 if compliance with the agreement is met and an extension fee associated with the additional time is paid. The Company's drilling obligations begin with one well in the first year, and increase to five wells per year by year 2023. The drilling obligation set is a minimum requirement and may be exceeded if acceleration is desired. The DDU agreement replaces all prior agreements and will govern future drilling obligations on the lease.

The agreement required a payment from both Torchlight and Founders of $335,323 as part of the extension fee. Torchlight's portion of the fee was paid by Founders in April 2017 and will be deducted from the required spud fee payable to Torchlight at commencement of the next well drilled.

Torchlight Energy and Founders have elected to move forward on planning the next phase of drilling in the Orogrande Project. The project operator planned to permit two new wells in 2017. The new wells would be drilled vertically for test purposes and would have sufficient casing size to support lateral entry into any pay zone(s) encountered once the well is tested vertically. Torchlight and the project operator would then run a battery of tests on each well to gain information for future development of the field.

The parties have agreed to amend the drilling schedule for the next well to spud no later than September 1, 2017, as per the University Lands DDU Agreement.

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

On December 27, 2016, drilling activities commenced on its next Midland Basin, Hazel Project well, the Flying B Ranch #2. The well is a vertical test similar to the Company's first Hazel Project well, the Flying B Ranch #1.

Following the closing of the new debt financing in April, 2017, the Company disclosed its intent to drill a horizontal well in the Project in June, 2017 in compliance with the continuous drilling obligation.

Acquisition of Additional Interests in Hazel Project

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Since Mr. McCabe held the controlling interest in both Line Drive and Wolfbone Investments, LLC the transactions were combined for accounting purposes. The working interest in the Hazel Project was the only asset held by Line Drive. The warrant cancellation was treated in the aggregate as an exercise of the warrants with the transfer of the working interests as the consideration. The Company recorded the transactions as an increase in its investment in the Hazel project working interests of $3,644,431 which is equal to the exercise price of the warrants plus the cash paid to Wolfbone.

Upon the closing of the transactions, the Company’s working interest in the Hazel project increased by 40.66% to a total ownership of 74%.

Hunton Play, Central Oklahoma

As of March 31, 2017, we were actively producing from one well in the Viking AMI, and one well in Prairie Grove. The Company also holds undeveloped acreage in the Rosedale and Thunderbird AMI’s.

Legal Proceeding

As previously disclosed, in May, 2016, Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc. filed a lawsuit in the 429th judicial district court in Collin County, Texas against Husky Ventures, Inc., Charles V. Long, April Glidewell, Silverstar of Nevada, Inc., Maximus Exploration, LLC, Atwood Acquisitions, LLC, Gastar Exploration Inc., J. Russell Porter, Michael A. Gerlich, Jerry R. Schuyler, and John M. Selser, Sr. Reference is made to Part II Item 1, “Legal Proceedings,” for more information regarding this lawsuit.

Viking AMI

In the fourth quarter of 2013 we entered into an Area of Mutual Interest (AMI) with Husky Ventures, the Viking Prospect. We acquired a 25% interest in 3,945 acres and subsequently acquired an additional 5% in May, 2014. We had an interest in 8,800 total acres as of March 31, 2017. (Net undeveloped acres = 2,600) Husky drilled the first two wells in the AMI in second quarter, 2014. Our net cumulative investment through March 31, 2017 in undeveloped acres in the Viking AMI was $1,387,928. In addition the company has incurred $133,468 as its share of costs related to the early stages of the construction of a gas pipeline which was to serve the Viking AMI.

Prairie Grove – Judy Well

In February of 2014, we acquired a 10% Working Interest in a well in the Prairie Grove AMI from a non-consenting third party who elected not to participate in the well.

Rosedale AMI

In January of 2014 we contracted for a 25% Working Interest in approximately 5,000 acres in the Rosedale AMI consisting of eight townships in South Central Oklahoma. We subsequently acquired an additional 5% in May, 2014. The Company had an interest in 11,600 total acres as of March 31, 2017 (Net undeveloped acres = 3,500). Our cumulative investment through March 31, 2017 in the Rosedale AMI was $2,833,744.

Thunderbird AMI

In July of 2014, we contracted for a 25% Working Interest in the Thunderbird AMI. The total acres in which the Company has an interest at March 31, 2017 totals 4,300 acres (Net undeveloped acres = 1,100 Our cumulative investment through March 31, 2017 in the Thunderbird AMI was $949,530.

Historical Results for the three months ended March 31, 2017 and 2016:

Revenues and Cost of Revenues

For the three months ended March 31, 2017, we had production revenue of $12,950 compared to $194,235 for the three months ended March 31, 2016. Refer to the table of production and revenue included below for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $4,157 and $105,998 for the three months ended March 31, 2017 and 2016, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue
Marcelina (TX)	Q1 - 2016	3,000	0	$92,546	$-	$92,546
Oklahoma	Q1 - 2016	2,026	21,148	54,289	38,624	92,913
Kansas	Q1 - 2016	312	0	8,854	-	8,854
Total Q1-2016		5,338	21,148	$155,689	$38,624	$194,313

Marcelina (TX)	Q2 - 2016	917	0	$38,812	$-	$38,812
Oklahoma	Q2 - 2016	675	9,689	30,411	11,142	41,553
Kansas	Q2 - 2016	731	0	28,834	-	28,834
Total Q2-2016		2,323	9,689	$98,057	$11,142	$109,199

Marcelina (TX)	Q3 - 2016	464	0	$20,190	$-	$20,190
Oklahoma	Q3 - 2016	180	2,830	7,925	6,170	14,095
Kansas	Q3 - 2016	0	0	-	-	-
Total Q3-2016		644	2,830	$28,115	$6,170	$34,285

Marcelina (TX)	Q4 - 2016	0	0	$-	$-	$-
Oklahoma	Q4 - 2016	184	2,845	8,024	8,569	16,593
Kansas	Q4 - 2016	0	0	-	-	-
Total Q4-2016		184	2,845	$8,024	$8,569	$16,593

Year Ended 12/31/16		8,488	36,513	$289,885	$64,505	$354,390

Oklahoma	Q1 - 2017	101	2,303	$5,346	$7,604	$12,950
Hazel (TX)	Q1 - 2017	0	0	-	-	-
Total Q1-2017		101	2,303	$5,346	$7,604	$12,950

We recorded depreciation, depletion, and amortization expense of $24,517 for the three months ended March 31, 2017 compared to $621,972 for the three months ended March 31, 2016.

The decline in revenue, cost of revenue and depreciation, depletion, and amortization expense is attributable to the divestiture of oil and gas producing properties beginning in the fourth quarter, 2015 and continuing through December 31, 2016.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2017 and 2016 were $993,404 and $951,285, respectively, an increase of $42,119. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the three months ended March 31, 2017 compared to 2016 is detailed as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Increase(decrease) in non cash stock and warrant compensation	$229,235
Increase(decrease) in consulting expense	(121,250)
Increase(decrease) in professional fees	(9,092)
Increase(decrease) in investor relations	(3,224)
Increase(decrease) in travel expense	(8,644)
Increase(decrease) in salaries and compensation	(134,190)
Increase(decrease) in legal fees	61,910
Increase(decrease) in insurance	3,860
Increase(decrease) in general corporate expenses	3,360
Increase(decrease) in audit fees	20,154

Total Increase in General and Administrative Expenses	$42,119

Liquidity and Capital Resources

At March 31, 2017, we had working capital of ($4,087,150) and total assets of $14,846,147. Negative working capital was exacerbated by the inclusion in current liabilities of the $3,523,989 outstanding balance of subordinated convertible notes however the notes were paid in full in April 2017. Stockholders’ equity was $9,678,108.

Cash flow provided by (used) in operating activities for the three months ended March 31, 2017 was $(491,910) compared to $839,941 for the three months ended March 31, 2016, a decrease of $1,331,851. Cash flow provided (used) by operating activities for the three months ended March 31, 2017 can be primarily attributed to net losses from operations of $1,056,283. Cash flow provided (used) by operating activities for the three months ended March 31, 2016 can be primarily attributed to net losses from operations of $1,607,318. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flow used in investing activities for the three months ended March 31, 2017 was $1,137,550 compared to $1,523,419 for the three months ended March 31, 2016. Cash flow used in investing activities consists primarily of oil and gas investments in Texas properties during the three months ended March 31, 2017.

Cash flow provided by financing activities for the three months ended March 31, 2017 was $-0- as compared to $283,480 for the three months ended March 31, 2016. Cash flow provided by financing activities consists primarily of proceeds from common stock issues, promissory notes, and warrant exercises. We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

Our current assets were insufficient to meet our current obligations as of March 31, 2017. However, the New Debt Financing (refer to Note 11 – Subsequent Events) and the repayment of the outstanding Convertible Notes have resulted in current assets exceeding current liabilities at the date of this filing. We will require additional debt or equity financing to meet our plans and needs. We face obstacles in continuing to attract new financing due to industry conditions and our history and current record of net losses and working capital deficits. Despite our efforts, we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

We do not expect to pay cash dividends on our common stock in the foreseeable future.

Commitments and Contingencies

Leases

The Company has a non cancelable lease for its office premises that expires on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for the lease was $23,431 for the three months ended March 31, 2017 and $81,595 for the year ended December 31, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Approximate future minimum rental commitments under the office premises lease are:

For the Year Ending
March 31,	Amount
2018	$93,720
2019	93,720
To 2019 Expiration	62,480
$249,920

Environmental matters

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time. As of March 31, 2017 and December 31, 2016, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding disclosure. This determination is based on the material weaknesses management identified at December 31, 2016 in our internal control over financial reporting—see our Form 10-K for the year ended December 31, 2016 filed on March 31, 2017. As of March 31, 2017, we have not had a sufficient period of time to test the remediation changes we have implemented in our internal control. At such time that we determine this remediation process is complete, this should remedy our disclosure controls and procedures, but we will continue to monitor this issue.

Notwithstanding the results of the evaluation above, we believe all of our reports submitted under the Exchange Act contain, in all material respects, the information required to be disclosed by us in such reports.

Changes in Internal Control over Financial Reporting

As described in our Form 10-K for the year ended December 31, 2016 filed on March 31, 2017, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016. Specifically, management identified material weaknesses over the accounting for stock options issued to employees and nonemployees and stock warrants issued for services, property and financings. During the three months ended March 31, 2017, we implemented a remediation process (see below) to address these material weaknesses. We believe this remediation process constitutes changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. CONTROLS AND PROCEDURES - continued

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc. has pending in the 429th judicial district court in Collin County, Texas a lawsuit against Husky Ventures, Inc., Charles V. Long, Silverstar of Nevada, Inc., Gastar Exploration Inc., J. Russell Porter, Michael A. Gerlich, and Jerry R. Schuyler that was originally filed in May 2016 (previous defendants April Glidewell, Maximus Exploration, LLC, Atwood Acquisitions, LLC and John M. Selser, Sr have been non-suited without prejudice to re-filing the claims). In the lawsuit, we allege, among other things, that the defendants acted improperly in connection with multiple transactions, and that the defendants misrepresented and omitted material information to us with respect to these transactions. The lawsuit seeks damages arising from 15 different causes of action, including without limitation, violations of the Texas Securities Act, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, unjust enrichment and tortious interference. The lawsuit also seeks a complete accounting as to how our investment funds were used, including all transfers between and among the defendants. We are seeking the full amount of our damages on $20,000,000 invested. At this time we believe our damages to be in excess of $1,000,000, but the precise amount will be determined in the litigation.  On April 13, 2017, Husky Ventures, Inc. filed in the above lawsuit a counterclaim against Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc., and a third-party petition against John Brda, the Chief Executive Officer of Torchlight Energy Resources, Inc., and Willard McAndrew III, a former officer of Torchlight Energy Resources, Inc. (“Husky Counterclaim”). The Husky Counterclaim asserts breach of contract against Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc. and asserts a claim for tortious interference with Husky’s contractual relationship with Torchlight and a claim for conspiracy to tortiously interfere with unspecified Husky business and contractual relationships against Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc., John Brda and Willard McAndrew III. We believe the Husky Counterclaim is without merit and intend to vigorously defend against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2017, we issued John Brda, our Chief Executive Officer, 41,322 restricted shares of common stock in exchange for the elimination of $50,000 in accrued and unpaid compensation due to Mr. Brda, which compensation is undisputed and has been reflected in our prior financial statements.

In February, 2017, the Company issued 200,000 warrants in connection with an agreement for investor relations services. Of these warrants, 50,000 vested immediately and an additional 50,000 warrants will vest each three months thereafter. The warrants have an exercise price of $1.64 per share and expire in February, 2021.

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

10.8	Purchase and Sale Agreement with Husky Ventures, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 12, 2015) *

10.10	Purchase Agreement with McCabe Petroleum Corporation for acquisition of “Hazel Project” (Incorporated by reference from Form 10-Q filed with the SEC on August 15, 2016) *

10.11	Resignation and Settlement Agreement with Willard G. McAndrew (Incorporated by reference from Form 10-Q filed with the SEC on November 10, 2016) *

10.12	Agreement and Plan of Reorganization and Plan of Merger with Line Drive Energy, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.13	Purchase and Sale Agreement with Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.14	12% 2020 Senior Unsecured Promissory Note (form of)

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

Torchlight Energy Resources, Inc.

Date: May 12, 2017	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: May 12, 2017	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer