Form 10-Q
period 2017-06-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2017-08-08
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2017

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

As of August 7, 2017, there were 60,211,935 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$1,465,647	$1,769,499
Accounts receivable	600,631	603,446
Production revenue receivable	13,725	7,325
Prepayments - development costs	1,747,856	583,347
Prepaid expenses	71,695	26,829
Total current assets	3,899,554	2,990,446

Oil and gas properties, net	15,608,309	9,392,288
Office equipment, net	21,535	29,848
Other assets	6,362	21,066

TOTAL ASSETS	$19,535,760	$12,433,648

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$242,443	$422,684
Funds received pending settlement	520,400	520,400
Accrued payroll	605,176	565,176
Related party payables	45,000	237,044
Convertible promissory notes, (Series B) net of discount of
$91,379 at December 31, 2016	-	3,478,121
Due to working interest owners	54,320	54,320
Interest payable	53,026	6,049
Total current liabilities	1,520,365	5,283,794

Unsecured promissory notes, net of discount and financing costs of $966,342
at June 30, 2017	7,097,955	-
Asset retirement obligation	7,133	7,051

Total liabilities	8,625,453	5,290,845

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, par value $.001, 10,000,000 shares authorized;
-0- issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized;
60,186,935 issued and outstanding at June 30, 2017
55,096,503 issued and outstanding at December 31, 2016	60,190	55,100
Additional paid-in capital	95,548,915	89,675,488
Accumulated deficit	(84,698,798)	(82,587,785)
Total stockholders' equity	10,910,307	7,142,803

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,535,760	$12,433,648

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue
Oil and gas sales	$13,303	$105,220	26,252	303,513
SWD and royalties	-	-	-	-

Cost of revenue	(11,976)	(139,116)	(16,133)	(245,300)

Gross profit	1,327	(33,896)	10,119	58,213

Operating expenses:
General and administrative expense	949,040	3,796,418	1,942,445	4,747,704
Depreciation, depletion and amortization	25,918	100,082	50,435	722,054
Impairment expense	-	57,912	-	57,912
Loss on sale	-	146,138	-	146,138
Total operating expenses	974,958	4,100,550	1,992,880	5,673,808

Other (income) expense
Interest income	(182)	-	(294)	-
Interest and accretion expense	81,281	(47,481)	128,547	(169,858)
Total other (income) expense	81,099	(47,481)	128,253	(169,858)

Net loss before taxes	(1,054,730)	(4,181,927)	(2,111,014)	(5,785,453)

Provision for income taxes	-	-	-	-

Net loss	$(1,054,730)	$(4,181,927)	$(2,111,014)	$(5,785,453)

Loss per share:
Basic and Diluted	$(0.02)	$(0.11)	$(0.04)	$(0.17)
Weighted average shares outstanding:
Basic and Diluted	59,597,753	38,159,174	58,473,923	36,220,417

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2017	June 30, 2016
Cash Flows From Operating Activities
Net loss	$(2,111,014)	$(5,785,453)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	716,719	3,214,690
Accretion of convertible note discounts	119,845	95,979
Depreciation, depletion and amortization	50,435	722,054
Impairment expense	-	57,912
Loss on sale of assets	-	146,138
Change in:
Accounts receivable	2,815	79,686
Production revenue receivable	(6,400)	190,500
Prepayment of development costs	(1,164,509)	(150,362)
Prepaid expenses	(44,866)	38,776
Other assets	11,999	28,720
Accounts payable and accrued liabilities	(90,241)	635,368
Due to working interest owners	-	113,113
Interest payable	54,866	(15,174)
Net cash from operating activities	(2,460,351)	(628,053)

Cash Flows From Investing Activities
Investment in oil and gas properties	(2,655,199)	(1,882,458)
Proceeds from sale of leases	-	1,572,000
Net cash from investing activities	(2,655,199)	(310,458)

Cash Flows From Financing Activities
Preferred dividends paid in cash	-	(224,260)
Proceeds from warrant exercise	29,250	406,541
Proceeds from promissory notes	7,291,948	661,270
Repayment of promissory notes	(2,509,500)	(613,629)
Net cash from financing activities	4,811,698	229,922

Net change in cash	(303,852)	(708,589)
Cash - beginning of period	1,769,499	1,026,600

Cash - end of period	$1,465,647	$318,011

Supplemental disclosure of cash flow information: (Non Cash Items)
Common stock issued for services	$542,254	$410,474
Common stock issued for lease interests	$373,431	$1,484,166
Common stock issued in warrant exercise	$29,250	$397,471
Common stock issued in conversion of preferred stock	$-	$9,700,000
Common stock issued in conversion of promissory note	$1,007,890	$-
Mineral interests received in warrant exercise	$3,229,431	$-
Warrants issued in connection with promissory notes	$-	$80,750
Warrants issued for mineral interests	$-	$1,409,761

Cash paid for interest	$332,273	$266,259

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

On November 23, 2010, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) between the major shareholders of PPS and the shareholders of Torchlight Energy, Inc. (“TEI”). As a result of the transactions effected by the Exchange Agreement, at closing TEI became our wholly-owned subsidiary, and the business of TEI became our sole business. TEI was incorporated under the laws of the State of Nevada in June, 2010. We are engaged in the acquisition, exploitation and/or development of oil and natural gas properties in the United States. We operate our business through our subsidiaries Torchlight Energy Inc., Torchlight Energy Operating, LLC, Hudspeth Oil Corporation, and Torchlight Hazel, LLC.

2. GOING CONCERN

At June 30, 2017, the Company had not yet achieved profitable operations. We had a net loss of $2,111,014 for the six months ended June 30, 2017 and had accumulated losses of $84,698,798 since our inception. The Company had working capital as of June 30, 2017 of $2,379,189. We expect to incur further losses in the development of our business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to generate future profitable operations and/or to obtain the necessary financing to meet its projected development costs and repay its liabilities arising from normal business operations when they come due. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Basis of presentation— The accompanying interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The financial statements are presented on a consolidated basis and include all of the accounts of Torchlight Energy Resources Inc. and its wholly owned subsidiaries, Torchlight Energy, Inc., Torchlight Energy Operating, LLC, Hudspeth Oil Corporation, and Torchlight Hazel, LLC. All intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year’s consolidated financial statements and related footnotes to conform them to the current year presentation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position as of, and the results of operations for, all periods presented. In preparing the accompanying condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Fair value of financial instruments – Financial instruments consist of cash, accounts receivable, and convertible promissory notes, if any. The estimated fair values of cash, accounts receivable, accounts payable, and related party payables approximate the carrying amount due to the relatively short maturity of these instruments. The carrying amounts of any convertible promissory notes approximate their fair value giving affect for the term of the note and the effective interest rates.

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of June 30, 2017 and December 31, 2016, no valuation allowance was considered necessary.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During six months ended June 30, 2017 and 2016, the Company capitalized $408,627 and $157,581, respectively, of interest on unevaluated properties.

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

Authoritative guidance for uncertainty in income taxes requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an examination. Management has reviewed the Company’s tax positions and determined there were no uncertain tax positions requiring recognition in the consolidated financial statements. Company tax returns remain subject to Federal and State tax examinations. Generally, the applicable statutes of limitation are three to four years from their respective filings.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The calculation of diluted earnings per share excludes 20,561,231 shares issuable upon the exercise of outstanding warrants and options because their effect would be anti-dilutive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Recent accounting pronouncements –

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

Subsequent events – The Company evaluated subsequent events through August 7, 2017, the date of issuance of the financial statements. Subsequent events, if any, are disclosed in Note 11.

4. OIL & GAS PROPERTIES

The following table presents the capitalized costs for oil & gas properties of the Company as of June 30, 2017 and December 31, 2016:

	2017	2016

Evaluated costs subject to amortization	$2,721,503	$1,470,939
Unevaluated costs	18,386,503	13,376,742
Total capitalized costs	21,108,006	14,847,681
Less accumulated depreciation, depletion and amortization	(5,499,697)	(5,455,393)
Total oil and gas properties	$15,608,309	$9,392,288

Unevaluated costs as of June 30, 2017 include cumulative costs on developing projects including the Orogrande and Hazel Projects in West Texas and adjusted costs of nonproducing leases in Oklahoma.

On January 30, 2017, we and our wholly-owned subsidiary, Torchlight Acquisition Corporation, a Texas corporation (“TAC”), entered into and closed an Agreement and Plan of Reorganization and Plan of Merger with Line Drive Energy, LLC, a Texas limited liability company (“Line Drive”), under which agreements TAC merged with and into Line Drive and the separate existence of TAC ceased, with Line Drive being the surviving organization and becoming our wholly-owned subsidiary. Line Drive, which was wholly-owned by Gregory McCabe, our Chairman, owned certain assets and securities, including approximately 40.66% of 12,000 gross acres in the Hazel Project and 521,739 warrants to purchase our common stock (which warrants had been assigned by Mr. McCabe to Line Drive). Under the merger transaction, our shares of common stock of TAC converted into a membership interest of Line Drive, the membership interest in Line Drive held by Mr. McCabe immediately prior to the transaction ceased to exist, and we issued Mr. McCabe 3,301,739 restricted shares of common stock as consideration therefor. Immediately after closing, the 521,739 warrants held by Line Drive were cancelled, which warrants had an exercise price of $1.40 per share and an expiration date of June 9, 2020. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on January 31, 2017. Subsequent to the closing the name of Line Drive Energy, LLC was changed to Torchlight Hazel, LLC.

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

Since Mr. McCabe held the controlling interest in both Line Drive and Wolfbone Investments, LLC, the transactions were combined for accounting purposes. The working interest in the Hazel Project was the only asset held by Line Drive. The warrant cancellation was treated in the aggregate as an exercise of the warrants with the transfer of the working interests as the consideration. The Company recorded the transactions as an increase in its investment in the Hazel project working interests of $3,644,431 which is equal to the exercise price of the warrants plus the cash paid to Wolfbone.

Upon the closing of the above transactions, the Company’s working interest in the Hazel project increased by 40.66% to a total ownership of 74%.

Effective June 1, 2017, the Company acquired an additional 6% working interest from unrelated working interest owners in exchange for 268,656 shares of common stock, increasing its interest in the Hazel project to 80%.

5. RELATED PARTY PAYABLES

As of June 30, 2017, related party payables consisted of accrued and unpaid compensation to one of our executive officers totaling $45,000.

During the three months ended June 30, 2017, the Company issued 58,026 stock options in payment of accounts payable to two directors for 2016 director fees.

During the three months ended June 30, 2017, the Company issued a total of 237,001 shares of common stock in payment of amounts due to a director for 2016 director fees and compensation for serving on the Litigation Committee of the Board of Directors. All of the shares are presently unvested and are subject to vesting at specified future events. The value of the award has been fully recognized in expense according to its terms.

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

On May 22, 2017, the Court granted Gastar Exploration, Inc., J. Russell Porter, Michael A. Gerlich, and Jerry R. Schuyler’s (“Gastar Defendants”) motion for summary judgment dismissing all of Torchlight’s claims against the Gastar Defendants with prejudice. The only claim remaining related to the Gastar Defendants is a counterclaim against Torchlight by Gastar Exploration, Inc. for Torchlight’s alleged breach of a release that Gastar Exploration, Inc. claims occurred because Torchlight filed this lawsuit against the Gastar Defendants. Torchlight alleges in its lawsuit that this release is unenforceable against all the Defendants including but not limited to Gastar Defendants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES - continued

Environmental matters

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time. As of June 30, 2017 and December 31, 2016, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

7. STOCKHOLDERS’ EQUITY

Effective June 1, 2017 we issued 268,656 shares of common stock to certain working interest owners in exchange for an aggregate 6% working interest in the Hazel Project.

During the three months ended June 30, 2017 the Company issued 1,007,890 shares of common stock in connection with the conversion of a previously outstanding 12% Series B Unsecured Convertible Promissory Note.

During the three months ended June 30, 2017 the Company issued 441,575 shares of common stock for services including 237,001 shares to a director which are subject to vesting at specified future events. The value of the director award has been fully recognized in expense according to its terms.

During the three months ended June 30, 2017 the Company issued 29,250 shares of common stock in warrant exercises.

During the three months ended June 30, 2017, the Company recognized $42,312 of expense related to 200,000 warrants issued for services in the first quarter, 2017.

A summary of warrants outstanding as of June 30, 2017 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2017	2018	2019	2020	2021	Total

$0.50	-	528,099	-	-	-	528,099
$0.70	-	-	-	420,000	-	420,000
$0.77	-	-	100,000	-	-	100,000
$1.00	150,000	-	25,116	-	-	175,116
$1.03	-	-	-	-	120,000	120,000
$1.08	-	-	37,500	-	-	37,500
$1.40	-	-	-	1,121,736		1,121,736
$1.64	-	-	-	-	200,000	200,000
$1.73	-	100,000	-	-	-	100,000
$1.80	-	-	-	1,250,000	-	1,250,000
$2.00	126,000	1,906,249	-	-	-	2,032,249
$2.03	-	2,000,000	-	-	-	2,000,000
$2.09	-	2,800,000	-	-	-	2,800,000
$2.23	-	-	-	832,512		832,512
$2.29	-	120,000	-	-	-	120,000
$2.50	-	-	35,211	-	-	35,211
$2.82	-	38,174	-	-	-	38,174
$3.50	-	-	15,000	-	-	15,000
$4.50	-	-	700,000	-	-	700,000
$5.00	75,000	-	-	-	-	75,000
$6.00	-	523,123	22,580	-	-	545,703
$7.00	-	-	700,000	-	-	700,000
	351,000	8,015,645	1,635,407	3,624,248	320,000	13,946,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY - continued

During the three months ended June 30, 2017, the Company recognized $287,250 of expense related to previously issued employee stock options and issued 58,026 options in payment of a $54,544 account payable to directors for 2016 director fees.

A summary of stock options outstanding as of June 30, 2017 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2017	2018	2019	2020	2021	Total

$0.97	-	-	-	-	259,742	259,742
$1.57	-	-	-	5,997,163	-	5,997,163
$1.63	-	-	-	-	58,026	58,026
$1.79	-	-	-	300,000	-	300,000
	-	-	-	6,297,163	317,768	6,614,931

At June 30, 2017 the Company had reserved 20,561,231 shares for future exercise of warrants and options.

Warrants and options issued were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued were as follows:

2017

Risk-free interest rate	1.47% - 1.94%
Expected volatility of common stock	106.5% - 116.5%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of warrant	4 years - 5 years

2016

Risk-free interest rate	0.78%-1.47%
Expected volatility of common stock	101% - 189%
Dividend yield	0.00%
Discount due to lack of marketability	20-30%
Expected life of warrant	3 years - 5 years

8. INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the six months ended June 30, 2017 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the six months ended June 30, 2016 for this same reason.

The Company had a net deferred tax asset related to federal net operating loss carryforwards totaling $49,319,054 and $47,850,266 at June 30, 2017 and December 31, 2016, respectively. The federal net operating loss carryforward will begin to expire in 2032. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. PROMISSORY NOTES

On April 10, 2017, we sold to investors in a private transaction two 12% unsecured promissory notes with a total of $8,000,000 in principal amount. Interest only is due and payable on the notes each month at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity on April 10, 2020. The holders of the notes will also receive annual payments of common stock at the rate of 2.5% of principal amount outstanding, based on a volume-weighted average price. Both notes were sold at an original issue discount of 94.25% and accordingly, we received total proceeds of $7,540,000 from the investors. We are using the proceeds for working capital and general corporate purposes, which includes, without limitation, drilling capital, lease acquisition capital and repayment of prior debt.

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

The effective interest rate is 16.15%.

On April 24, 2017 we used $2,509,500 of the proceeds from this financing to redeem and repay a portion of the outstanding 12% Series B Convertible Unsecured Promissory Notes. Separately, $1,000,000 of the principal amount of the Series B Notes plus accrued interest was converted into 1,007,890 shares of common stock and $60,000 was rolled into the new debt financing.

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through June 30, 2017:

Asset retirement obligation – December 31, 2015	$29,083

Accretion Expense	41
Removal of ARO for wells sold	(22,073)

Asset retirement obligation – December 31, 2016	$7,051

Accretion Expense	41

Asset retirement obligation – March 31, 2017	$7,092

Accretion Expense	41

Asset retirement obligation – June 30, 2017	$7,133

11. SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the acquisition, exploration, exploitation, and/or development of oil and natural gas properties in the United States. We operate our business through our subsidiaries Torchlight Energy Inc., Torchlight Energy Operating, LLC, Hudspeth Oil Corporation, and Torchlight Hazel, LLC.

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

Current Projects

As of June 30, 2017 the Company had interests in three oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, and the Hunton wells in partnership with Husky Ventures in Central Oklahoma.

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Greg McCabe. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which holds certain oil and gas assets, including a 100% working interest in 172,000 mostly contiguous acres in the Orogrande Basin in West Texas. This acreage is in the primary term under five-year leases that carry additional five-year extension provisions. As consideration, at closing we issued 868,750 shares of our common stock to Mr. McCabe and paid a total of $100,000 in geologic origination fees to third parties. Additionally, Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement. All drilling obligations through June 30, 2017 have been met

On September 23, 2015, our subsidiary, Hudspeth Oil Corporation (“HOC”), entered into a Farmout Agreement by and between HOC, Pandora Energy, LP (“Pandora”), Founders Oil & Gas, LLC (“Founders”), McCabe Petroleum Corporation and Greg McCabe (McCabe Petroleum Corporation and Greg McCabe are parties to the Farmout Agreement for limited purposes) for the entire Orogrande Project in Hudspeth County, Texas. The Farmout Agreement provides for Founders to earn from HOC and Pandora (collectively, the “Farmor”) an undivided 50% of the leasehold interest in the Orogrande Project by Founder’s spending a minimum of $45 million on actual drilling operations on the Orogrande Project in the following two years.

Under a joint operating agreement (on A.A.P.L. Form 610 – 1989 Model Form Operating Agreement with COPAS 2005 Accounting Procedures) (“JOA”) also entered into on September 23, 2015, Founders is designated as operator of the leases.

The Rich A-11 well that was drilled by Torchlight in second quarter, 2015 was evaluated and numerous scientific tests were performed to provide key data for the field development thesis. Future utility of this well may be conversion to a salt water disposal well in the course of further development of the Orogrande acreage.

The second test well, the University Founders B-19 #1, was spudded on April 24, 2016 and drilled in second quarter, 2016. The well successfully pumped down completion fluid in the third quarter of 2016 and indications of hydrocarbons were seen at the surface on this second Orogrande Project test well. Future utility of this well may be conversion to a salt water disposal well in the course of further development of the Orogrande acreage.

On March 22, 2017, the Company, along with Founders, their operating partner, signed a Drilling and Development Unit (DDU) Agreement with University Lands on its Orogrande Basin Project. The agreement has an effective date of January 1, 2017 and required a payment from both Torchlight and Founders of $335,323 as part of the extension fee. Torchlight's portion of the fee was paid by Founders in April 2017 and will be deducted from the required spud fee payable to Torchlight at commencement of the next well drilled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The DDU agreement allows for all 192 existing leases covering the 133,000 net acres leased from University Lands to be combined into one lease for development purposes. The time to drill on the unit is extended through April of 2023 on the first extension. The agreement also grants exclusive right to continue through April of 2028 if compliance with the agreement is met and extension fee associated with the additional time paid. The Company's drilling obligations begin with one well in the first year, and increase to five wells per year by year 2023. The drilling obligation set is a minimum requirement and may be exceeded if acceleration is desired. The DDU agreement replaces all prior agreements and will govern future drilling obligations on the lease.

Torchlight Energy and Founders have elected to move forward on planning the next phase of drilling in the Orogrande Project. The project operator planned to permit two new wells in 2017. The new wells would be drilled vertically for test purposes and would have sufficient casing size to support lateral entry into any pay zone(s) encountered once the well is tested vertically. Torchlight and the project operator would then run a battery of tests on each well to gain information for future development of the field. The scheduled spud date for the next well is August 25, 2017.

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

On December 27, 2016, drilling activities commenced on its next Midland Basin, Hazel Project well, the Flying B Ranch #2. The well is a vertical test similar to the Company's first Hazel Project well, the Flying B Ranch #1. Recompletion in an alternative geological formation is scheduled for this well.

Following the closing of the new debt financing in April, 2017, the Company disclosed its intent to drill a horizontal well in the Project in June, 2017 in compliance with the continuous drilling obligation. The well, the Flying B Ranch #3, was spudded on June 10, 2017. At the date of this filing the Flying B Ranch #3 has been drilled, cased, and is scheduled for stimulation.

 Acquisition of Additional Interests in Hazel Project

On January 30, 2017, we and our wholly-owned subsidiary, Torchlight Acquisition Corporation, a Texas corporation (“TAC”), entered into and closed an Agreement and Plan of Reorganization and Plan of Merger with Line Drive Energy, LLC, a Texas limited liability company (“Line Drive”), under which agreements TAC merged with and into Line Drive and the separate existence of TAC ceased, with Line Drive being the surviving organization and becoming our wholly-owned subsidiary. Line Drive, which was wholly-owned by Gregory McCabe, our Chairman, owned certain assets and securities, including approximately 40.66% of 12,000 gross acres in the Hazel Project and 521,739 warrants to purchase our common stock (which warrants had been assigned by Mr. McCabe to Line Drive). Under the merger transaction, our shares of common stock of TAC converted into a membership interest of Line Drive, the membership interest in Line Drive held by Mr. McCabe immediately prior to the transaction ceased to exist, and we issued Mr. McCabe 3,301,739 restricted shares of common stock as consideration therefor. Immediately after closing, the 521,739 warrants held by Line Drive were cancelled, which warrants had an exercise price of $1.40 per share and an expiration date of June 9, 2020. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on January 31, 2017. Subsequent to the closing the name of Line Drive Energy, LLC was changed to Torchlight Hazel, LLC.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Since Mr. McCabe held the controlling interest in both Line Drive and Wolfbone Investments, LLC, the transactions were combined for accounting purposes. The working interest in the Hazel Project was the only asset held by Line Drive. The warrant cancellation was treated in the aggregate as an exercise of the warrants with the transfer of the working interests as the consideration. The Company recorded the transactions as an increase in its investment in the Hazel project working interests of $3,644,431 which is equal to the exercise price of the warrants plus the cash paid to Wolfbone.

Upon the closing of the transactions, the Company’s working interest in the Hazel project increased by 40.66% to a total ownership of 74%.

Effective June 1, 2017, the Company acquired an additional 6% working interest from unrelated working interest owners in exchange for 268,656 shares of common stock, increasing its working interest in the Hazel project to 80%.

Hunton Play, Central Oklahoma

As of June 30, 2017, we were actively producing from one well in the Viking AMI, and one well in Prairie Grove. The Company also holds undeveloped acreage in the Rosedale and Thunderbird AMI’s.

Legal Proceeding

As previously disclosed, in May, 2016, Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc. filed a lawsuit in the 429th judicial district court in Collin County, Texas against Husky Ventures, Inc., Charles V. Long, April Glidewell, Silverstar of Nevada, Inc., Maximus Exploration, LLC, Atwood Acquisitions, LLC, Gastar Exploration Inc., J. Russell Porter, Michael A. Gerlich, Jerry R. Schuyler, and John M. Selser, Sr. Reference is made to the subsection titled “Legal Proceeding” under Note 6, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Viking AMI

In the fourth quarter of 2013 we entered into an Area of Mutual Interest (AMI) with Husky Ventures, the Viking Prospect. We acquired a 25% interest in 3,945 acres and subsequently acquired an additional 5% in May, 2014. We had an interest in 8,800 total acres as of June 30, 2017. (Net undeveloped acres = 2,600) Husky drilled the first two wells in the AMI in second quarter, 2014. Our net cumulative investment through June 30, 2017 in undeveloped acres in the Viking AMI was $1,387,928. In addition the company has incurred $133,468 as its share of costs related to the early stages of the construction of a gas pipeline which was to serve the Viking AMI.

Prairie Grove – Judy Well

In February of 2014, we acquired a 10% Working Interest in a well in the Prairie Grove AMI from a non-consenting third party who elected not to participate in the well.

Rosedale AMI

In January of 2014 we contracted for a 25% Working Interest in approximately 5,000 acres in the Rosedale AMI consisting of eight townships in South Central Oklahoma. We subsequently acquired an additional 5% in May, 2014. The Company had an interest in 11,600 total acres as of June 30, 2017 (Net undeveloped acres = 3,500). Our cumulative investment through June 30, 2017 in the Rosedale AMI was $2,833,829.

Thunderbird AMI

In July of 2014, we contracted for a 25% Working Interest in the Thunderbird AMI. The total acres in which the Company has an interest at June 30, 2017 totals 4,300 acres (Net undeveloped acres = 1,100) Our cumulative investment through June 30, 2017 in the Thunderbird AMI was $949,530.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Historical Results for the six months ended June 30, 2017 and 2016:

Revenues and Cost of Revenues

For the six months ended June 30, 2017, we had production revenue of $26,252 compared to $303,513 for the six months ended June 30, 2016. Refer to the table of production and revenue included below for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $16,133, and $245,300 for the six months ended June 30, 2017 and 2016, respectively.

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Marcelina (TX)	Q1 - 2016	3,000	0	$92,546	$-	$92,546
Oklahoma	Q1 - 2016	2,026	21,148	54,289	38,624	92,913
Kansas	Q1 - 2016	312	0	8,854	-	8,854
Total Q1-2016		5,338	21,148	$155,689	$38,624	$194,313

Marcelina (TX)	Q2 - 2016	917	0	$38,812	$-	$38,812
Oklahoma	Q2 - 2016	675	9,689	30,411	11,142	41,553
Kansas	Q2 - 2016	731	0	24,855	-	24,855
Total Q2-2016		2,323	9,689	$94,078	$11,142	$105,220

Marcelina (TX)	Q3 - 2016	464	0	$20,189	$-	$20,189
Oklahoma	Q3 - 2016	180	2,830	7,925	6,170	14,095
Kansas	Q3 - 2016	0	0	-	-	-
Total Q3-2016		644	2,830	$28,114	$6,170	$34,284

Marcelina (TX)	Q4 - 2016	0	0	$-	$-	$-
Oklahoma	Q4 - 2016	184	2,845	8,024	8,569	16,593
Kansas	Q4 - 2016	0	0	-	-	-
Total Q4-2016		184	2,845	$8,024	$8,569	$16,593

Oklahoma	Q1 - 2017	101	2,303	$5,346	$7,604	$12,950
Hazel (TX)	Q1 - 2017	0	0	-	-	-
Total Q1-2017		101	2,303	$5,346	$7,604	$12,950

Oklahoma	Q2 - 2017	140	2,332	6,594	6,709	13,303
Hazel (TX)	Q2 - 2017	0	0		-	-
Total Q2-2017		140	2,332	$6,594	$6,709	$13,303

We recorded depreciation, depletion, and amortization expense of $50,435 for the six months ended June 30, 2017 compared to $722,054 for the six months ended June 30, 2016.

The decline in revenue, cost of revenue and depreciation, depletion, and amortization expense is attributable to the divestiture of oil and gas producing properties beginning in the fourth quarter, 2015 and continuing through December 31, 2016.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2017 and 2016 were $1,942,445 and $4,747,704, respectively, a decrease of $2,805,259. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the six months ended June 30, 2017 compared to 2016 is detailed as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Increase(decrease) in non cash stock and warrant compensation	$(2,497,970)
Increase(decrease) in consulting expense	$(158,092)
Increase(decrease) in professional fees	$(34,613)
Increase(decrease) in investor relations	$870
Increase(decrease) in travel expense	$(19,645)
Increase(decrease) in salaries and compensation	$(247,562)
Increase(decrease) in legal fees	$136,512
Increase(decrease) in insurance	$(6,361)
Increase(decrease) in general corporate expenses	$(18,387)
Increase(decrease) in audit fees	$39,989

Total (Decrease) in General and Administrative Expenses	$(2,805,259)

Historical Results for the three months ended June 30, 2017 and 2016:

Revenues and Cost of Revenues

For the three months ended June 30, 2017, we had production revenue of $13,303 compared to $105,220 for the three months ended June 30, 2016. Refer to the table of production and revenue included above for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $11,976 and $139,116 for the three months ended June 30, 2017 and 2016, respectively.

We recorded depreciation, depletion, and amortization expense of $25,918 for the three months ended June 30, 2017 compared to $100,082 for the three months ended June 30, 2016.

The decline in revenue, cost of revenue and depreciation, depletion, and amortization expense is attributable to the divestiture of oil and gas producing properties beginning in the fourth quarter, 2015 and continuing through December 31, 2016.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2017 and 2016 were $949,040 and $3,796,418, respectively, a decrease of $2,847,378. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the three months ended June 30, 2017 compared to 2016 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$(2,727,205)
Increase(decrease) in consulting expense	$(36,842)
Increase(decrease) in professional fees	$(25,522)
Increase(decrease) in investor relations	$4,094
Increase(decrease) in travel expense	$(11,001)
Increase(decrease) in salaries and compensation	$(113,371)
Increase(decrease) in legal fees	$74,603
Increase(decrease) in insurance	$(10,221)
Increase(decrease) in general corporate expenses	$(21,748)
Increase(decrease) in audit fees	$19,835

Total (Decrease) in General and Administrative Expenses	$(2,847,378)

Liquidity and Capital Resources

At June 30, 2017, we had working capital of $2,379,189 and total assets of $19,535,760. Stockholders’ equity was $10,910,307.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cash flow (used) in operating activities for the six months ended June 30, 2017 was $(2,460,351) compared to $(628,053) for the six months ended June 30, 2016, a decrease of $1,832,298. Cash flow (used) in operating activities for the six months ended June 30, 2017 can be primarily attributed to net loss from operations of $2,111,014. Cash flow (used) by operating activities for the six months ended June 30, 2016 can be primarily attributed to net loss from operations of $5,785,453. Reference the Consolidated Statement of Cash Flow for additional detail of the components that comprise the net use of cash in operations. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flow used in investing activities for the six months ended June 30, 2017 was $2,655,199 compared to $310,458 for the six months ended June 30, 2016. Cash flow used in investing activities consists primarily of investment in oil and gas properties in Texas during the six months ended June 30, 2017. Investment in oil and gas properties during the six months ended June 30, 2016 was $1,882,458 which was partially offset by the proceeds from sale of leases in 2016 of $1,572,000.

Cash flow provided by financing activities for the six months ended June 30, 2017 was $4,811,698 as compared to $229,922 for the six months ended June 30, 2016. Cash flow provided by financing activities consists primarily of proceeds from promissory notes and warrant exercises. We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

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

Commitments and Contingencies

Leases

The Company has a non-cancelable lease for its office premises that expires on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for the lease was $39,912 for the six months ended June 30, 2017 and $81,595 for the year ended December 31, 2016.

Approximate future minimum rental commitments under the office premises lease are:

For the Year Ending
June 30,	Amount
2018	$93,720
2019	93,720
To 2019 Expiration	45,999
$233,439

Environmental matters

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time. As of June 30, 2017 and December 31, 2016, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding disclosure.

ITEM 4. CONTROLS AND PROCEDURES - continued

Changes in Internal Control over Financial Reporting

As described in our Form 10-K for the year ended December 31, 2016 filed on March 31, 2017, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016. Specifically, management identified material weaknesses over the accounting for stock options issued to employees and nonemployees and stock warrants issued for services, property and financings. Beginning in the three months ended March 31, 2017 and continuing through the three months ended June 30, 2017, we implemented a remediation process (see below) to address these material weaknesses. We believe this remediation process constitutes changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Process

Following the identification of the material weaknesses described above, and with the oversight of the Audit Committee, we commenced a process to remediate the underlying causes of those material weaknesses, enhance the control environment and strengthen our internal control over financial reporting. Those steps included review and implementation of equity compensation controls, policies and plan documentation to ensure those terms are accounted for and require timely review by our Chief Financial Officer, or an appropriate designee, of all compensation arrangements for proper accounting treatment, with prior approval required for any revision to or deviation from any pre-defined equity compensation plans. We believe these actions have effectively enhanced our internal control over financial reporting to remediate and cure the underlying causes of the material weaknesses identified above.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to the subsection titled “Legal Proceeding” under Note 6, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2017, we issued a total of 237,001 shares of common stock in payment of amounts due to a director for 2016 director fees and compensation for serving on the Litigation Committee of the Board of Directors. All of the shares are presently unvested and are subject to vesting at specified future events.

In May 2017, we issued 204,574 shares of common stock for consulting services.

Effective June 1, 2017, we issued 268,656 shares of common stock to certain working interest owners in exchange for their 6% working interest in the Hazel Project.

During the three months ended June 30, 2017, we issued 29,250 shares of common stock in warrant exercises.

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

10.8	Purchase and Sale Agreement with Husky Ventures, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 12, 2015) *

10.10	Purchase Agreement with McCabe Petroleum Corporation for acquisition of “Hazel Project” (Incorporated by reference from Form 10-Q filed with the SEC on August 15, 2016) *

10.11	Resignation and Settlement Agreement with Willard G. McAndrew (Incorporated by reference from Form 10-Q filed with the SEC on November 10, 2016) *

10.12	Agreement and Plan of Reorganization and Plan of Merger with Line Drive Energy, LLC (Incorporated by reference from Form 10-K filed with the SEC on June 30, 2017) *

10.13	Purchase and Sale Agreement with Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on June 30, 2017) *

10.14	12% 2020 Senior Unsecured Promissory Note (form of) (Incorporated by reference from Form 10-Q filed with the SEC on May 12, 2017) *

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

Torchlight Energy Resources, Inc.

Date: August 8, 2017	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: August 8, 2017	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer