Form 10-Q
period 2017-09-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2017-11-14
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2017, there were 60,211,935 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$385,935	$1,769,499
Accounts receivable	609,258	603,446
Production revenue receivable	7,514	7,325
Prepayments - development costs	-	583,347
Prepaid expenses	52,142	26,829
Total current assets	1,054,849	2,990,446

Oil and gas properties, net	21,181,020	9,392,288
Office equipment, net	20,565	29,848
Other assets	6,362	21,066

TOTAL ASSETS	$22,262,796	$12,433,648

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,434,877	$422,684
Funds received pending settlement	520,400	520,400
Accrued payroll	650,176	565,176
Related party payables	45,000	237,044
Convertible promissory notes, (Series B) net of discount of
$91,379 at December 31, 2016	-	3,478,121
Due to working interest owners	54,320	54,320
Accrued interest payable	147,821	6,049
Total current liabilities	4,852,594	5,283,794

Unsecured promissory notes, net of discount and financing costs of $880,679
at September 30, 2017	7,183,618	-
Asset retirement obligation	8,788	7,051

Total liabilities	12,045,000	5,290,845

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, par value $.001, 10,000,000 shares authorized;
-0- issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, par value $0.001 per share; 150,000,000 shares authorized;	60,216	55,100
60,211,935 issued and outstanding at September 30, 2017
55,096,503 issued and outstanding at December 31, 2016
Additional paid-in capital	95,871,849	89,675,488
Accumulated deficit	(85,714,269)	(82,587,785)
Total stockholders' equity	10,217,796	7,142,803

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,262,796	$12,433,648

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue
Oil and gas sales	$18,296	$34,284	$44,548	$337,798

Cost of revenue	(16,499)	(49,908)	(32,632)	(295,208)

Gross profit	1,797	(15,624)	11,916	42,590

Operating expenses:
General and administrative expense	866,131	787,228	2,808,576	5,534,933
Depreciation, depletion and amortization	21,980	18,005	72,415	740,059
Impairment expense	-	-	-	57,912
Loss on sale	-	-	-	146,138
Total operating expenses	888,111	805,233	2,880,991	6,479,042

Other (income) expense
Other income	-	(30)	-	(30)
Interest income	(145)	-	(439)	-
Interest and accretion expense	129,302	54,662	257,849	224,520
Total other (income) expense	129,157	54,632	257,410	224,490

Loss before taxes	(1,015,471)	(875,489)	(3,126,485)	(6,660,942)

Provision for income taxes	-	-	-	-

Net loss	$(1,015,471)	$(875,489)	$(3,126,485)	$(6,660,942)

Loss per share:
Basic and Diluted	$(0.02)	$(0.02)	$(0.08)	$(0.17)
Weighted average shares outstanding:
Basic and Diluted	60,208,946	48,158,456	38,775,843	40,228,810

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2017	September 30, 2016
Cash Flows From Operating Activities
Net loss	$(3,126,485)	$(6,660,942)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	1,039,679	3,410,731
Accrued interest payable in stock	94,795	-
Accretion of promissory note discounts	158,486	142,867
Depreciation, depletion and amortization	72,415	740,059
Impairment expense	-	57,912
Loss on sale of assets	-	146,138
Change in:
Accounts and note receivable	(5,813)	86,649
Production revenue receivable	(189)	194,104
Prepayment of development costs	583,347	(1,000,000)
Prepaid expenses	(25,313)	38,776
Other assets	11,999	53,721
Accounts payable and accrued liabilities	89,571	(290,229)
Due to working interest owners	-	(36,519)
Funds received pending settlement	-	520,400
Interest payable	54,867	(176,933)
Net cash from operating activities	(1,052,641)	(2,773,266)

Cash Flows From Investing Activities
Investment in oil and gas properties	(5,189,642)	(1,677,980)
Proceeds from sale of leases	-	1,572,000
Net cash from investing activities	(5,189,642)	(105,980)

Cash Flows From Financing Activities
Proceeds from sale of preferred stock	-	1,000,000
Preferred dividends paid in cash	-	(320,724)
Proceeds from warrant exercise	29,250	1,486,942
Proceeds from promissory notes	7,338,969	518,527
Repayment of promissory notes	(2,509,500)	(613,629)
Net cash from financing activities	4,858,719	2,071,116

Net change in cash	(1,383,564)	(808,130)
Cash - beginning of period	1,769,499	1,026,600

Cash - end of period	$385,935	$218,470

Supplemental disclosure of cash flow information: (Non Cash Items)
Common stock issued for services	$579,754	$587,473
Common stock issued for lease interests	$373,431	$1,816,096
Accounts payable increase- investment in oil and gas properties	$3,057,621	$-
Common stock issued in warrant exercise	$29,250	$1,557,004
Common stock issued in conversion of preferred stock	$-	$13,399,991
Common stock issued in conversion of promissory note	$1,007,890	$-
Mineral interests received in warrant exercise	$3,229,431	$-
Warrants issued in connection with promissory notes	$-	$80,750
Warrants issued for mineral interests	$-	$1,630,761

Cash paid for interest	$576,190	$536,410

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

2. GOING CONCERN

At September 30, 2017, the Company had not yet achieved profitable operations. We had a net loss of $3,126,485 for the nine months ended September 30, 2017 and had accumulated losses of $85,714,269 since our inception. The Company had a working capital deficit as of September 30, 2017 of $3,797,745. We expect to incur further losses in the development of our business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Fair value of financial instruments – Financial instruments consist of cash, receivables, payables and promissory notes, if any. The estimated fair values of cash, receivables, and payables approximate the carrying amount due to the relatively short maturity of these instruments. The carrying amounts of any convertible promissory notes approximate their fair value giving affect for the term of the note and the effective interest rates.

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of September 30, 2017 and December 31, 2016, no valuation allowance was considered necessary.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During nine months ended September 30, 2017 and 2016, the Company capitalized $703,740 and $106,388, respectively, of interest on unevaluated properties.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The calculation of diluted earnings per share excludes 21,361,231 shares issuable upon the exercise of outstanding warrants and options because their effect would be anti-dilutive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Recent accounting pronouncements – In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company expects to adopt this standard on January 1, 2018 and intends to elect the modified retrospective method of adoption. The new standard is not expected to have a material impact on the financial statements but will require expanded disclosure of revenues.

In February 2016 the FASB, issued ASU, 2016-02, Leases. The ASU requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will be effective for the Company in the first quarter of 2019, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements and related disclosures.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on the Company’s financial position or results from operations.

Subsequent events – The Company evaluated subsequent events through November 14, 2017, the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

4. OIL & GAS PROPERTIES

The following table presents the capitalized costs for oil & gas properties of the Company as of September 30, 2017 and December 31, 2016:

	2017	2016

Evaluated costs subject to amortization	$2,721,503	$1,470,939
Unevaluated costs	23,980,225	13,376,742
Total capitalized costs	26,701,728	14,847,681
Less accumulated depreciation, depletion and amortization	(5,520,708)	(5,455,393)
Total oil and gas properties	$21,181,020	$9,392,288

Unevaluated costs as of September 30, 2017 include cumulative costs on developing projects including the Orogrande and Hazel Projects in West Texas and adjusted costs of nonproducing leases in Oklahoma.

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

Effective June 1, 2017, the Company acquired an additional 6% working interest from unrelated working interest owners in exchange for 268,656 shares of common stock valued at $373,430, increasing its interest in the Hazel project to 80%.

5. RELATED PARTY PAYABLES

As of September 30, 2017, related party payables consisted of accrued and unpaid compensation to one of our executive officers totaling $45,000.
During the three months ended September 30, 2017, the Company issued a total of 25,000 shares of common stock in payment of amounts due to a director for serving on the Litigation Committee of the Board of Directors. All of the shares are presently unvested and are subject to vesting at specified future events. The value of the award has been fully recognized in expense according to its terms.

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

6. COMMITMENTS AND CONTINGENCIES

Legal Proceeding

Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc. has pending in the 429th judicial district court in Collin County, Texas a lawsuit against Husky Ventures, Inc., Charles V. Long, Silverstar of Nevada, Inc., Gastar Exploration Inc., J. Russell Porter, Michael A. Gerlich, and Jerry R. Schuyler that was originally filed in May 2016 (previous defendants April Glidewell, Maximus Exploration, LLC, Atwood Acquisitions,LLC and John M. Selser, Sr have been non-suited without prejudice to re-filing the claims). In the lawsuit, we allege, among other things, that the defendants acted improperly in connection with multiple transactions, and that the defendants misrepresented and omitted material information to us with respect to these transactions. The lawsuit seeks damages arising from 15 different causes of action, including without limitation, violations of the Texas Securities Act, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, unjust enrichment and tortious interference. The lawsuit also seeks a complete accounting as to how our investment funds were used, including all transfers between and among the defendants. We are seeking the full amount of our damages on $20,000,000 invested. At this time we believe our damages to be in excess of $1,000,000, but the precise amount will be determined in the litigation.  The case is currently set for trial on February 28, 2018.

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

On May 22, 2017, the Court granted Gastar Exploration, Inc., J. Russell Porter, Michael A. Gerlich, and Jerry R. Schuyler’s (“Gastar Defendants”) motion for summary judgment dismissing all of Torchlight’s claims against the Gastar Defendants with prejudice. The only claim remaining related to the Gastar Defendants is a counterclaim against Torchlight by Gastar Exploration, Inc. for Torchlight’s alleged breach of a release that Gastar Exploration, Inc. claims occurred because Torchlight filed this lawsuit against the Gastar Defendants. Torchlight alleges in its lawsuit that this release is unenforceable against all the Defendants including but not limited to Gastar Defendants.”

Operating Leases

The Company has a non-cancelable lease for its office premises that expires on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for the lease was $57,469 for the nine months ended September 30, 2017 and $60,586 for the nine months ended September 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES - continued

Approximate future minimum rental commitments under the office premises lease are:

Year Ending December 31,	Rent

Remainder of 2017	$23,430
2018	93,720
2019	93,720
To 2019 Expiration	85,910
Total	$296,780

Environmental matters

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time. As of September 30, 2017 and December 31, 2016, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

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

Effective June 1, 2017 we issued 268,656 shares of common stock valued at $373,430 to certain working interest owners in exchange for an aggregate 6% working interest in the Hazel Project.

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

During the three months ended September 30, 2017 the Company issued 25,000 shares of common stock for services to a director which are subject to vesting at specified future events. The value of the director award has been fully recognized in expense according to its terms.

During the three months ended September 30, 2017, the Company recognized $37,959 of expense related to 200,000 warrants issued for services in the first quarter, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY - continued

A summary of warrants outstanding as of September 30, 2017 by exercise price and year of expiration is presented below:

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

During the three months ended September 30, 2017, the Company issued 800,000 stock options to four directors for director fees. The Company recognized $247,500 of expense related to the issuances. The options are exercisable at $1.10 for five years. One half of the awards immediately vested and the remaining half is subject to future vesting over one year.

A summary of stock options outstanding as of September 30, 2017 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2017	2018	2019	2020	2021	2022	Total

$0.97	-	-	-	-	259,742	-	259,742
$1.10	-	-	-	-	-	800,000	800,000
$1.57	-	-	-	5,997,163	-	-	5,997,163
$1.63	-	-	-	-	58,026	-	58,026
$1.79	-	-	-	300,000	-	-	300,000
	-	-	-	6,297,163	317,768	800,000	7,414,931

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY - continued

At September 30, 2017 the Company had reserved 21,361,231 shares for future exercise of warrants and options.

Warrants and options issued were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants and options issued were as follows:

2017

Risk-free interest rate	1.47% - 1.94%
Expected volatility of common stock	106% - 122%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	2.75 years - 5 years

2016

Risk-free interest rate	0.78%-1.47%
Expected volatility of common stock	101% - 189%
Dividend yield	0.00%
Discount due to lack of marketability	20-30%
Expected life of option/warrant	3 years - 5 years

8. INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the nine months ended September 30, 2017 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the nine months ended September 30, 2016 for this same reason.

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $53,297,588 and $51,028,330 at September 30, 2017 and December 31, 2016, respectively. The federal net operating loss carryforward will begin to expire in 2032. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through September 30, 2017:

Asset retirement obligation – December 31, 2015	$29,083

Accretion Expense	41
Removal of ARO for wells sold	(22,073)

Asset retirement obligation – December 31, 2016	$7,051

Accretion Expense	41

Asset retirement obligation – March 31, 2017	$7,092

Accretion Expense	41

Asset retirement obligation – June 30, 2017	$7,133

Estimated liabilities recorded	1,614
Accretion Expense	41

Asset retirement obligation – September 30, 2017	$8,788

11. SUBSEQUENT EVENTS

On November 14, 2017, we and our newly formed wholly-owned subsidiary, Torchlight Wolfbone Properties, Inc., a Texas corporation (“TWP”), entered into an Agreement and Plan of Reorganization and Plan of Merger with McCabe Petroleum Corporation, a Texas corporation (“MPC”), and Warwink Properties, LLC, a Texas limited liability company (“Warwink Properties”), under which agreements TWP is to merge with and into Warwink Properties and the separate existence of TWP is to cease, with Warwink Properties becoming the surviving organization and our wholly-owned subsidiary. Warwink Properties is wholly owned by MPC which is wholly owned by Gregory McCabe, our Chairman. Warwink Properties owns certain assets, including approximately 10.71875% Working Interest in 640 acres in Winkler County, TX. At closing of the merger transaction, our shares of common stock of TWP will convert into a membership interest of Warwink Properties, the membership interest in Warwink Properties held by MPC will cease to exist, and we will issue MPC 2,500,000 restricted shares of common stock as consideration. Closing of the merger transaction is subject to certain conditions, including without limitation MPC fully closing its transaction with MECO IV, LLC (“MECO”) for the purchase and sale of certain assets as contemplated by the Purchase and Sale Agreement dated November 9, 2017 (the “MECO PSA”), of which we are not a party. The MECO PSA, which is scheduled to close on or before November 29, 2017, also provides that MPC and Warwink Properties are to receive a 21.4375% (10.71875% each) carried (through the tanks) working interest in the first well drilled on the Winkler County leases.

Also on November 14, 2017, our wholly-owned subsidiary, Torchlight Energy, Inc., a Nevada corporation (“TEI”), entered into a Purchase Agreement with MPC, under which TEI is to acquire beneficial ownership of certain of MPC’s assets, including acreage and wellbores located in Ward County, Texas (the “Ward County Assets”). As consideration under the Purchase Agreement, at closing TEI is to issue to MPC an unsecured promissory note in the principal amount of $3,250,000, payable in monthly installments of interest only beginning on January 1, 2018 at the rate of 5% per annum, with the entire principal amount together with all accrued interest due and payable on December 31, 2020. In connection with TEI’s acquisition of beneficial ownership in the Ward County Assets, MPC will sell those same assets, on behalf of TEI, to MECO at closing of the MECO PSA, and accordingly, TEI will receive by assignment $3,250,000 in cash (which amount is subject to certain pre and post-closing adjustments). Additionally, at closing of the Purchase Agreement, MPC is to pay TEI a performance fee of $2,781,500 cash as compensation for marketing and selling certain Winkler County assets of MPC as a package to MECO. Closing of the Purchase Agreement is subject to closing of the MECO PSA.

Prior to entering into the above transactions, our Board of Directors formed a special committee composed of independent directors to analyze and negotiate the transactions on behalf of Torchlight Energy Resources, Inc. and determine whether the transactions are fair to the company. In this role, the special committee engaged an investment bank which rendered a fairness opinion on November 13, 2017 deeming that the transactions were fair to the company, from a financial point of view, with regard to the total consideration to be received by the company in relation to the total consideration to be provided by the company.

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

Current Projects

As of September 30, 2017 the Company had interests in three oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, and the Hunton wells in partnership with Husky Ventures in Central Oklahoma.

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Greg McCabe. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which holds certain oil and gas assets, including a 100% working interest in 172,000 mostly contiguous acres in the Orogrande Basin in West Texas. This acreage is in the primary term under five-year leases that carry additional five-year extension provisions. As consideration, at closing we issued 868,750 shares of our common stock to Mr. McCabe and paid a total of $100,000 in geologic origination fees to third parties. Additionally, Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement. All drilling obligations through September 30, 2017 have been met.

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

Torchlight Energy and Founders have elected to move forward on planning the next phase of drilling in the Orogrande Project. The project operator planned to permit two new wells in 2017. The new wells would be drilled vertically for test purposes and would have sufficient casing size to support lateral entry into any pay zone(s) encountered once the well is tested vertically. Torchlight and the project operator would then run a battery of tests on each well to gain information for future development of the field. The scheduled spud date for the next well is  no later than December 1, 2017.

Hazel Project in the Midland Basin in West Texas

Effective April 1, 2016, Torchlight Energy Inc. acquired from McCabe Petroleum Corporation, a 66.66% working interest in approximately 12,000 acres in the Midland Basin in exchange for 1,500,000 warrants to purchase our common stock with an exercise price of $1.00 for five years and a back-in after payout of a 25% working interest to the seller.

Initial development of the first well on the property, the Flying B Ranch #1, began July 10, 2016 and development continued through September 30, 2016. This well was is classified as a test well in the development pursuit of the Hazel Project. It is anticipated that this wellbore will be utilized as a salt water disposal well in support of future development.

In October, 2016, the holders of the Company's Series C Preferred shares (which were issued in July, 2016) elected to convert into a 33.33% Working Interest in the Company's Hazel Project, reducing Torchlight's ownership from 66.66% to a 33.33% Working Interest.

On December 27, 2016, drilling activities commenced on its next Midland Basin, Hazel Project well, the Flying B Ranch #2. The well is a vertical test similar to the Company's first Hazel Project well, the Flying B Ranch #1. Recompletion in an alternative geological formation for this well was performed during the three months ended September 30, 2017 however the results were uneconomic for continuing production. It is anticipated that this wellbore will be utilized as a salt water disposal well in support of future development.

Following the closing of the new debt financing in April, 2017, the Company commenced planning to drill a horizontal well in the Project in June, 2017 in compliance with the continuous drilling obligation. The well, the Flying B Ranch #3, was spudded on June 10, 2017. At the date of this filing the Flying B Ranch #3 has been drilled, cased, stimulated and is midstream in recovery of frack fluid and hydrocarbons. The well continues to clean up and we expect to have sufficient information in order to publish a 24 hour initial production rate within the fourth quarter.

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

Effective June 1, 2017, the Company acquired an additional 6% working interest from unrelated working interest owners in exchange for 268,656 shares of common stock valued at $373,430, increasing its working interest in the Hazel project to 80%.

Hunton Play, Central Oklahoma

As of September 30, 2017, we were actively producing from one well in the Viking AMI, and one well in Prairie Grove. The Company also holds undeveloped acreage in the Rosedale and Thunderbird AMI’s.

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

Viking AMI

In the fourth quarter of 2013 we entered into an Area of Mutual Interest (AMI) with Husky Ventures, the Viking Prospect. We acquired a 25% interest in 3,945 acres and subsequently acquired an additional 5% in May, 2014. We had an interest in 8,800 total acres as of September 30, 2017. (Net undeveloped acres = 2,600) Husky drilled the first two wells in the AMI in second quarter, 2014. Our net cumulative investment through September 30, 2017 in undeveloped acres in the Viking AMI was $1,387,928. In addition the company has incurred $133,468 as its share of costs related to the early stages of the construction of a gas pipeline which was to serve the Viking AMI.

Prairie Grove – Judy Well

In February of 2014, we acquired a 10% Working Interest in a well in the Prairie Grove AMI from a non-consenting third party who elected not to participate in the well.

Rosedale AMI

In January of 2014 we contracted for a 25% Working Interest in approximately 5,000 acres in the Rosedale AMI consisting of eight townships in South Central Oklahoma. We subsequently acquired an additional 5% in May, 2014. The Company had an interest in 11,600 total acres as of September 30, 2017 (Net undeveloped acres = 3,500). Our cumulative investment through September 30, 2017 in the Rosedale AMI was $2,833,829.

Thunderbird AMI

In July of 2014, we contracted for a 25% Working Interest in the Thunderbird AMI. The total acres in which the Company had an interest at September 30, 2017 totals 4,300 acres (Net undeveloped acres = 1,100) Our cumulative investment through September 30, 2017 in the Thunderbird AMI was $949,530.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Historical Results for the nine months ended September 30, 2017 and 2016:

Revenues and Cost of Revenues

For the nine months ended September 30, 2017, we had production revenue of $44,548 compared to $337,798 for the nine months ended September 30, 2016. Refer to the table of production and revenue included below for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $32,632, and $295,208 for the nine months ended September 30, 2017 and 2016, respectively.

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Marcelina (TX)	Q1 - 2016	3,000	0	$92,546	$-	$92,546
Oklahoma	Q1 - 2016	2,026	21,148	54,289	38,624	92,913
Kansas	Q1 - 2016	312	0	8,854	-	8,854
Total Q1-2016		5,338	21,148	$155,689	$38,624	$194,313

Marcelina (TX)	Q2 - 2016	917	0	$38,812	$-	$38,812
Oklahoma	Q2 - 2016	675	9,689	30,411	11,142	41,553
Kansas	Q2 - 2016	731	0	24,855	-	24,855
Total Q2-2016		2,323	9,689	$94,078	$11,142	$105,220

Marcelina (TX)	Q3 - 2016	464	0	$20,189	$-	$20,189
Oklahoma	Q3 - 2016	180	2,830	7,925	6,170	14,095
Kansas	Q3 - 2016	0	0	-	-	-
Total Q3-2016		644	2,830	$28,114	$6,170	$34,284

Marcelina (TX)	Q4 - 2016	0	0	$-	$-	$-
Oklahoma	Q4 - 2016	184	2,845	8,024	8,569	16,593
Kansas	Q4 - 2016	0	0	-	-	-
Total Q4-2016		184	2,845	$8,024	$8,569	$16,593

Oklahoma	Q1 - 2017	101	2,303	$5,346	$7,604	$12,950
Hazel (TX)	Q1 - 2017	0	0	-	-	-
Total Q1-2017		101	2,303	$5,346	$7,604	$12,950

Oklahoma	Q2 - 2017	140	2,332	6,594	6,709	13,303
Hazel (TX)	Q2 - 2017	0	0	-	-	-
Total Q2-2017		140	2,332	$6,594	$6,709	$13,303

Oklahoma	Q3 - 2017	132	2,041	5,733	3,727	9,460
Hazel (TX)	Q3 - 2017	204	0	8,836	-	8,836
Total Q3-2017		336	2,041	$14,569	$3,727	$18,296

We recorded depreciation, depletion, and amortization expense of $72,415 for the nine months ended September 30, 2017 compared to $740,059 for the nine months ended September 30, 2016.

The decline in revenue, cost of revenue and depreciation, depletion, and amortization expense is attributable to the divestiture of oil and gas producing properties beginning in the fourth quarter, 2015 and continuing through December 31, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2017 and 2016 were $2,808,576 and $5,534,933, respectively, a decrease of $2,726,357. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the nine months ended September 30, 2017 compared to 2016 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$(2,371,052)
Increase(decrease) in consulting expense	$(25,547)
Increase(decrease) in professional fees	$(71,387)
Increase(decrease) in investor relations	$19,148
Increase(decrease) in travel expense	$(11,135)
Increase(decrease) in salaries and compensation	$(350,184)
Increase(decrease) in legal fees	$22,953
Increase(decrease) in insurance	$(12,877)
Increase(decrease) in general corporate expenses	$21,116
Increase(decrease) in audit fees	$52,608

Total (Decrease) in General and Administrative Expenses	$(2,726,357)

Historical Results for the three months ended September 30, 2017 and 2016:

Revenues and Cost of Revenues

For the three months ended September 30, 2017, we had production revenue of $18,296 compared to $34,284 for the three months ended September 30, 2016. Refer to the table of production and revenue included above for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $16,499 and $49,908 for the three months ended September 30, 2017 and 2016, respectively.

We recorded depreciation, depletion, and amortization expense of $21,980 for the three months ended September 30, 2017 compared to $18,005 for the three months ended September 30, 2016.

The decline in revenue, cost of revenue and depreciation, depletion, and amortization expense is attributable to the divestiture of oil and gas producing properties beginning in the fourth quarter, 2015 and continuing through December 31, 2016.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2017 and 2016 were $866,131 and $787,228, respectively, an increase of $78,903. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the three months ended September 30, 2017 compared to 2016 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$126,919
Increase(decrease) in consulting expense	$132,546
Increase(decrease) in professional fees	$(36,774)
Increase(decrease) in investor relations	$18,278
Increase(decrease) in travel expense	$8,509
Increase(decrease) in salaries and compensation	$(102,623)
Increase(decrease) in legal fees	$(113,560)
Increase(decrease) in insurance	$(6,516)
Increase(decrease) in general corporate expenses	$39,504
Increase(decrease) in audit fees	$12,620

Total Increase in General and Administrative Expenses	$78,903

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

At September 30, 2017, we had working capital (deficit) of $(3,797,745) and total assets of $22,262,796. Stockholders’ equity was $10,217,796.

Cash flow provided (used in) operating activities for the nine months ended September 30, 2017 was $(1,052,641) compared to $(2,773,266) for the nine months ended September 30, 2016, an increase of $1,720,625. Cash flow provided by (used in) operating activities for the nine months ended September 30, 2017 can be primarily attributed to net loss from operations of $3,126,485. Cash flow (used in) operating activities for the nine months ended September 30, 2016 can be primarily attributed to net loss from operations of $6,660,942. Reference the Consolidated Statements of Cash Flow for additional detail of the components that comprise the net use of cash in operations. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flow used in investing activities for the nine months ended September 30, 2017 was $5,189,642 compared to $105,980 for the nine months ended September 30, 2016. Cash flow used in investing activities consists primarily of investment in oil and gas properties in Texas during the nine months ended September 30, 2017. Investment in oil and gas properties during the nine months ended September 30, 2016 was $1,677,980 which was partially offset by the proceeds from sale of leases in 2016 of $1,572,000.

Cash flow provided by financing activities for the nine months ended September 30, 2017 was $4,858,719 as compared to $2,071,116 for the nine months ended September 30, 2016. Cash flow provided by financing activities consists primarily of proceeds from promissory notes and warrant exercises. We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

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

Commitments and Contingencies

Operating Leases

The Company has a non-cancelable lease for its office premises that expires on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for the lease was $57,469 for the nine months ended September 30, 2017 and $60,586 for the nine months ended September 30, 2016.

Approximate future minimum rental commitments under the office premises lease are:

Year Ending December 31,	Rent

Remainder of 2017	$23,430
2018	$93,720
2019	$93,720
To 2019 Expiration	$85,910
Total	$296,780

Environmental matters

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time. As of September 30, 2017 and December 31, 2016, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2017, we issued a total of 25,000 shares of common stock in payment of amounts due to a director for serving on the Litigation Committee of the Board of Directors. All of the shares are presently unvested and are subject to vesting at specified future events.

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

Torchlight Energy Resources, Inc.

Date: November 14, 2017	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: November 14, 2017	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer