Form 10-K
period 2017-12-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2018-03-16
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017.

☐  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
For the transition period from _______ to _______.

Commission file number 000-53473

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $1.66 on the Nasdaq Stock Market, was approximately $76,874,895.

At March 15, 2018, there were 63,640,034 shares of the registrant’s common stock outstanding (the only class of common stock).

EXPLANATORY NOTE

The Company meets the “accelerated filer” requirements as of the end of its 2017 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the Company (as a smaller reporting company transitioning to the larger reporting company system based on its public float as of June 30, 2017) is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the 2018 fiscal year and thus remains eligible to use the scaled disclosure requirements applicable to smaller reporting companies under Item 10 of Regulation S-K under the Securities Act of 1933 in this Annual Report on Form 10-K.

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

TABLE OF CONTENTS

PART I

PART I

ITEM 1. BUSINESS

Corporate History and Background

Torchlight Energy Resources, Inc. was incorporated in October, 2007 under the laws of the State of Nevada as Pole Perfect Studios, Inc. (“PPS”).

On November 23, 2010, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) between the major shareholders of PPS and the shareholders of Torchlight Energy, Inc. (“TEI”). As a result of the transactions effected by the Exchange Agreement, at closing TEI became our wholly-owned subsidiary, and the business of TEI became our sole business. TEI is an energy company, incorporated under the laws of the State of Nevada in June, 2010. We are engaged in the acquisition, exploration, exploitation, and/or development of oil and natural gas properties in the United States. We operate our business through TEI and four other wholly-owned subsidiaries, Torchlight Energy Operating, LLC, a Texas limited liability company, Hudspeth Oil Corporation, a Texas corporation, Torchlight Hazel LLC, a Texas limited liability company, and Warwink Properties LLC, a Texas limited liability company.

Business Overview

Our business model is to focus on drilling and working interest programs within the United States, primarily in basins or areas with known geology such as the Permian Basin in West Texas. We have interests in four oil and gas projects, which projects are described in more detail below in the section titled “Current Projects.” We anticipate being involved in other oil and gas projects moving forward, pending adequate funding. We anticipate acquiring exploration and development projects both as a non-operating working interest partner, participating in drilling activities primarily on a basis proportionate to the working interest, and acquiring properties we can operate. We intend to spread the risk associated with drilling programs by entering into a variety of programs in different fields with differing economics.

The core strategy of the Company is pursuing the ongoing development of its assets in the Permian basin consisting of the Orogrande and the Hazel Projects. These West Texas properties demonstrate significant value potential and future production capabilities based upon the analysis of scientific data already gathered in the day by day development activity. Therefore, the Board has determined to focus its efforts and capital on these two projects to maximize shareholder value for the long run.

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

ITEM 1. BUSINESS - continued

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

Business Processes

We believe there are three principal business processes that we must follow to enable our operations to be profitable. Each major business process offers the opportunity for a distinct partner or alliance as we grow. These processes are:

●	Investment Evaluation and Review;
●	Operations and Field Activities; and
●	Administrative and Finance Management.

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

Current Projects

As of December 31, 2017 the Company had interests in four oil and gas projects:, the Orogrande Project in Hudspeth County, Texas, and the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, the Winkler Project in Winkler County, Texas, and the Hunton wells in partnership with Husky Ventures in Central Oklahoma ..

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Greg McCabe. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which holds certain oil and gas assets, including a 100% working interest in 172,000 mostly contiguous acres in the Orogrande Basin in West Texas. As of December 31, 2017, leases covering 133,000 acres remain in effect. This acreage is in the primary term under five-year leases that carry additional five-year extension provisions. As consideration, at closing we issued 868,750 shares of our common stock to Mr. McCabe and paid a total of $100,000 in geologic origination fees to third parties. Additionally, Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement. All drilling obligations through December 31, 2017 have been met.

On September 23, 2015, our subsidiary, Hudspeth Oil Corporation (“HOC”), entered into a Farmout Agreement by and between HOC, Pandora Energy, LP (“Pandora”), Founders Oil & Gas, LLC (“Founders”), McCabe Petroleum Corporation and Greg McCabe (McCabe Petroleum Corporation and Greg McCabe are parties to the Farmout Agreement for limited purposes) for the entire Orogrande Project in Hudspeth County, Texas. The Farmout Agreement provided for Founders to earn from HOC and Pandora (collectively, the “Farmor”) an undivided 50% of the leasehold interest in the Orogrande Project by Founder’s spending a minimum of $45 million on actual drilling operations on the Orogrande Project in the following two years.

Under a joint operating agreement (on A.A.P.L. Form 610 – 1989 Model Form Operating Agreement with COPAS 2005 Accounting Procedures) (“JOA”) also entered into on September 23, 2015, Founders is designated as operator of the leases.

ITEM 1. BUSINESS - continued

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

The Orogrande Rich A-11 test well that was drilled by Torchlight in second quarter, 2015 was evaluated and numerous scientific tests were performed to provide key data for the field development thesis. Future utility of this well may be conversion to a salt water disposal well in the course of further development of the Orogrande acreage.

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

During the fourth quarter, 2017, the Company took back operational control from Founders Oil and Gas on the Orogrande Basin Project. Torchlight was joined by Wolfbone Investments, LLC, ("Wolfbone"), a company owned by Greg McCabe, Torchlight's Chairman. The two entities have entered into an Assignment of Farmout Agreement with Founders and will share the remaining commitments under the prior agreement with Founders. All original provisions of Torchlight's carried interest will remain in place including reimbursement to the Company on each wellbore. Founders will remain a 9.5% Working Interest owner in the project under the agreement for the $9.5 million it has spent to date and be carried until the remaining $40.5 million is spent by Wolfbone and Torchlight, with each contributing 50% of that capital spend, under the existing agreement. Torchlight's interest in the Project thereby increased by 20.25% Working Interest to a total of 67.75% and Wolfbone now owns 20.25%.

Founders will operate a newly drilled well called the University Founders #A25 with supervision from Torchlight and its Partners. The University Founders #A25 was spudded on the 27th of November and satisfies the obligation under the University Lands D&D Agreement. Once the #A25 is completed Torchlight will assume full operational control including managing drilling plans and timing for all future wells drilled in the Project.

Hazel Project in the Midland Basin in West Texas

Effective April 1, 2016, Torchlight Energy Inc. acquired from McCabe Petroleum Corporation, a 66.66% working interest in approximately 12,000 acres in the Midland Basin in exchange for 1,500,000 warrants to purchase our common stock with an exercise price of $1.00 for five years and a back-in after payout of a 25% working interest to the seller.

Initial development of the first well on the property, the Flying B Ranch #1, began July 10, 2016 and development continued through September 30, 2016. This well is classified as a test well in the development pursuit of the Hazel Project. It is anticipated that this wellbore will be utilized as a salt water disposal well in support of future development.

In October, 2016, the holders of the Company's Series C Preferred shares (which were issued in July, 2016) elected to convert into a 33.33% Working Interest in the Company's Hazel Project, reducing Torchlight's ownership from 66.66% to a 33.33% Working Interest.

On December 27, 2016, drilling activities commenced on the second Hazel Project well, the Flying B Ranch #2. The well is a vertical test similar to the Company's first Hazel Project well, the Flying B Ranch #1. Recompletion in an alternative geological formation for this well was performed during the three months ended September 30, 2017 however the results were uneconomic for continuing production. It is anticipated that this wellbore will be utilized as a salt water disposal well in support of future development.

The Company commenced planning to drill a horizontal well in the Project in June, 2017 in compliance with the continuous drilling obligation. The well, the Flying B Ranch #3, was spudded on June 10, 2017. The well was completed and began production in late September, 2017.

ITEM 1. BUSINESS - continued

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

Also on January 30, 2017, our wholly-owned subsidiary, Torchlight Energy, Inc., a Nevada corporation (“TEI”), entered into and closed a Purchase and Sale Agreement with Wolfbone Investments, LLC, a Texas limited liability company (“Wolfbone”) which is wholly-owned by Gregory McCabe, our Chairman. Under the agreement, TEI acquired certain of Wolfbone’s Hazel Project assets, including its interest in the Flying B Ranch #1 well and the 40 acre unit surrounding the well, for consideration of $415,000, and additionally, Wolfbone caused to be cancelled a total of 2,780,000 warrants to purchase our common stock, including 1,500,000 warrants held by McCabe Petroleum Corporation, an entity owned by Mr. McCabe, and 1,280,000 warrants held by Green Hill Minerals, an entity owned by Mr. McCabe’s son, which warrant cancellations were effected through certain Warrant Cancellation Agreements. The 1,500,000 warrants held by McCabe Petroleum Corporation had an exercise price of $1.00 per share and an expiration date of April 4, 2021. The warrants held by Green Hill Minerals included 100,000 warrants with an exercise price of $1.73 and an expiration date of September 30, 2018 and 1,180,000 warrants with an exercise price of $0.70 and an expiration date of February 15, 2020.

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

Winkler Project, Winkler County, Texas

On December 1, 2017, the Agreement and Plan of Reorganization that we and our newly formed wholly-owned subsidiary, Torchlight Wolfbone Properties, Inc., a Texas corporation (“TWP”), entered into with McCabe Petroleum Corporation, a Texas corporation (“MPC”), and Warwink Properties, LLC, a Texas limited liability company (“Warwink Properties”) closed. Under the agreement, which was entered into on November 14, 2017, TWP merged with and into Warwink Properties and the separate existence of TWP ceased, with Warwink Properties becoming the surviving organization and our wholly-owned subsidiary. Warwink Properties was wholly owned by MPC which is wholly owned by Gregory McCabe, our Chairman. Warwink Properties owns certain assets, including a 10.71875% working interest in 640 acres in Winkler County, Texas. At closing of the merger transaction, our shares of common stock of TWP converted into a membership interest of Warwink Properties, the membership interest in Warwink Properties held by MPC ceased to exist, and we issued MPC 2,500,000 restricted shares of common stock as consideration. Also on December 1, 2017, MPC closed its transaction with MECO IV, LLC (“MECO”) for the purchase and sale of certain assets as contemplated by the Purchase and Sale Agreement dated November 9, 2017 (the “MECO PSA”), to which we are not a party. Under the MECO PSA, Warwink Properties received a carry from MECO (through the tanks) of up to $1,475,000 in the next well drilled on the Winkler County leases. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on December 5, 2017.

Also on December 1, 2017, the transactions contemplated by the Purchase Agreement that our wholly-owned subsidiary, Torchlight Energy, Inc., a Nevada corporation (“TEI”), entered into with MPC closed. Under the Purchase Agreement, which was entered into on November 14, 2017, TEI acquired beneficial ownership of certain of MPC’s assets, including acreage and wellbores located in Ward County, Texas (the “Ward County Assets”). As consideration under the Purchase Agreement, at closing TEI issued to MPC an unsecured promissory note in the principal amount of $3,250,000, payable in monthly installments of interest only beginning on January 1, 2018, at the rate of 5% per annum, with the entire principal amount together with all accrued interest due and payable on December 31, 2020. In connection with TEI’s acquisition of beneficial ownership in the Ward County Assets, MPC sold those same assets, on behalf of TEI, to MECO at closing of the MECO PSA, and accordingly, TEI received $3,250,000 in cash for its beneficial interest in the Ward County Assets. Additionally, at closing of the MECO PSA, MPC paid TEI a performance fee of $2,781,500 in cash as compensation for TEI’s marketing and selling the Winkler County assets of MPC and the Ward County Assets as a package to MECO.

ITEM 1. BUSINESS - continued

Hunton Play, Central Oklahoma

As of December 31, 2017, we were producing from one well in the Viking AMI, and one well in Prairie Grove.

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

Viking AMI

In the fourth quarter of 2013 we entered into an Area of Mutual Interest (AMI) with Husky Ventures, the Viking Prospect. We acquired a 25% interest in 3,945 acres and subsequently acquired an additional 5% in May, 2014. We had an interest in 8,800 total acres as of December 31, 2016. (Net undeveloped acres = 2,600 Our net cumulative investment through December 31, 2016 in undeveloped acres in the Viking AMI was $1,387,928. In addition the company incurred $133,468 as its share of costs related to the early stages of the construction of a gas pipeline which was to serve the Viking AMI. As of December 31, 2017, to the best knowledge of the Company, substantially all of the leases have expired (although some may have been renewed without notice to Torchlight) and the leases remain subject to settlement negotiations in the legal action referenced above.

Rosedale AMI

In January of 2014 we contracted for a 25% Working Interest in approximately 5,000 acres in the Rosedale AMI consisting of eight townships in South Central Oklahoma. We subsequently acquired an additional 5% in May, 2014. The Company had an interest in 11,600 total acres as of December 31, 2016 (Net undeveloped acres = 3,500) Our cumulative investment through December 31, 2016 in the Rosedale AMI was $2,833,744. As of December 31, 2017, to the best knowledge of the Company, substantially all of the leases have expired (although some may have been renewed without notice to Torchlight) and the leases remain subject to settlement negotiations in the legal action referenced above.

Prairie Grove – Judy Well

In February of 2014, we acquired a 10% Working Interest in a well in the Prairie Grove AMI from a non-consenting third party who elected not to participate in the well. The well is producing at December 31, 2017.

Thunderbird AMI

In July of 2014, we contracted for a 25% Working Interest in the Thunderbird AMI. The total acres in which the Company has an interest at December 31, 2016 was 4,300 acres (Net undeveloped acres = 1,100). Our cumulative investment through December 31, 2016 in the Thunderbird AMI was $949,530. As of December 31, 2017, to the best knowledge of the Company, substantially all of the leases have expired (although some may have been renewed without notice to Torchlight) and the leases remain subject to settlement negotiations in the legal action referenced above.

Industry and Business Environment

We are experiencing a time of fluctuating oil prices caused by lower demand, higher US Supply, and OPEC’s policies on production. Unfortunately, this is the cyclical nature of the oil and gas industry. We experience highs and lows that seem to come in cycles. Fortunately, advances in technology drive the US market and we feel this will drive the development costs down on our exploration and drilling programs.

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

ITEM 1. BUSINESS - continued

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

Environmental Matters

Our operations and properties are and will be subject to extensive and changing federal, state, and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation, and discharge of materials into the environment, and relating to safety and health. In the future, environmental legislation and regulation may trend toward stricter standards. These laws and regulations may:

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

Hydraulic fracturing is regulated by state and federal oil and gas regulatory authorities, including specifically the requirement to disclose certain information related to hydraulic fracturing operations. Operators must follow applicable legal requirements for groundwater protection in our operations that are subject to supervision by state and federal regulators (including the Bureau of Land Management on federal acreage). Furthermore, well construction practices require the installation of multiple layers of protective steel casing surrounded by cement that are specifically designed and installed to protect freshwater aquifers by preventing the migration of fracturing fluids into aquifers. Regulatory proposals in some states and local communities have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Federal and state agencies have continued to assess the impacts of hydraulic fracturing, which could spur further action toward federal and/or state legislation and regulation of hydraulic fracturing activities. In addition, in light of concerns about seismic activity being triggered by the injection of produced waters into underground wells and hydraulic fracturing, certain regulators are also considering additional requirements related to seismic safety for hydraulic fracturing activities. Further restrictions on hydraulic fracturing could make it prohibitive to conduct our operations, and also reduce the amount of oil and natural gas that we or our operators are ultimately able to produce in commercial quantities from our properties.

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

Research and Development

We did not spend any funds on research and development activities during years ended December 31, 2017 or 2016.

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

ITEM 1A. RISK FACTORS - continued

●	our ability to raise adequate working capital;
●	the success of our development and exploration;
●	the demand for natural gas and oil;
●	the level of our competition;
●	our ability to attract and maintain key management and employees; and
●
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

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We had a net loss of approximately $.9 million for the year ended December 31, 2017 and an accumulated deficit in aggregate of approximately $83.5 million at year end. We are not generating sufficient operating cash flows to support continuing operations, and expect to incur further losses in the development of our business.

In our financial statements for the year ended December 31, 2017, our auditor indicated that certain factors raised substantial doubt about our ability to continue as a going concern. These factors included our accumulated deficit, as well as the fact that we were not generating sufficient cash flows to meet our regular working capital requirements. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management's plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 1A. RISK FACTORS - continued

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

Our future financial condition, results of operations and the carrying value of any oil and natural gas interests we acquire will depend primarily upon the prices paid for oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

●	the level of consumer demand for oil and natural gas;
●	the domestic and foreign supply of oil and natural gas;
●	the ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil price and production controls;
●	the price of foreign oil and natural gas;
●	domestic governmental regulations and taxes;
●	the price and availability of alternative fuel sources;
●	weather conditions;
●	market uncertainty due to political conditions in oil and natural gas producing regions, including the Middle East; and
●	worldwide economic conditions.

ITEM 1A. RISK FACTORS - continued

These factors as well as the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices affect our revenues, and could reduce the amount of oil and natural gas that we can produce economically. Accordingly, such declines could have a material adverse effect on our financial condition, results of operations, oil and natural gas reserves and the carrying values of our oil and natural gas properties. If the oil and natural gas industry experiences significant price declines, we may be unable to make planned expenditures, among other things. If this were to happen, we may be forced to abandon or curtail our business operations, which would cause the value of an investment in us to decline or become worthless.

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

The Company recognized an impairment charge of $70,080 for the year 2016.

During the year ended December 31, 2017 the Company performed assessments of evaluated and unevaluated costs in the cost pool to conform the cumulative value of the Full Cost Pool to the combined amount of Reserve Value of evaluated, producing properties (as determined by independent analysis at December 31, 2017), plus the lesser of cumulative historical cost or estimated realizable value of unevaluated leases and projects expected to commence production in future operating periods. The Company identified impairment of $2,300,626 in 2017 related to its unevaluated properties. Although we had no recognized impairment expense in 2017, the Company has adjusted the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of unevaluated leases in 2017 in the amount of $2,300,626. The impact of this change will be to increase the basis for calculation of future period’s depletion, depreciation and amortization to include $2,300,626 of cost which will effectively recognize the impairment on the Statement of Income over future periods. The $2,300,626 has also become an evaluated cost for purposes of future period’s Ceiling Tests and which may further recognize the impairment expense recognized in future periods.

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

ITEM 1A. RISK FACTORS - continued

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

Further, the EPA has asserted federal regulatory authority over hydraulic fracturing involving “diesel fuels” under the SWDA’s UIC Program The EPA is also engaged in a study of the potential impacts of hydraulic fracturing activities on drinking water resources in the states where the EPA is the permitting authority. These actions, in conjunction with other analyses by federal and state agencies to assess the impacts of hydraulic fracturing could spur further action toward federal and/or state legislation and regulation of hydraulic fracturing activities.

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

ITEM 1A. RISK FACTORS - continued

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

Our future success is dependent, in a large part, on retaining the services of our current management team. Our executive officers possess a unique and comprehensive knowledge of our industry and related matters that are vital to our success within the industry. The knowledge, leadership and technical expertise of these individuals would be difficult to replace. The loss of one or more of our officers could have a material adverse effect on our operating and financial performance, including our ability to develop and execute our long-term business strategy. We do not maintain key-man life insurance with respect to any employees. We do have employment agreements with each of our executive officers. There can be no assurance, however, that any of our officers will continue to be employed by us.

Our officers and directors control a significant percentage of our current outstanding common stock and their interests may conflict with those of our stockholders.

As of the date of this report, our executive officers and directors collectively and beneficially own approximately 32% of our outstanding common stock (see Item 12 of this report for an explanation of how this number is computed). This concentration of voting control gives these affiliates substantial influence over any matters which require a stockholder vote, including without limitation the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders. It could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In performing this evaluation and testing, management concluded that our internal control over financial reporting is effective as of December 31, 2017. Our continued compliance with Section 404, will require that we incur substantial accounting expense and expend significant management efforts. We do not have an internal audit group. We have however, engaged independent professional assistance for the evaluation and testing of internal controls.

Terrorist attacks or cyber-incidents could result in information theft, data corruption, operational disruption and/or financial loss.

Like most companies, we have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, to process and record financial and operating data, communicate with our business partners, analyze mine and mining information, estimate quantities of coal reserves, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, may be at greater risk of future terrorist or cyber-attacks than other targets in the United States. Deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties, or cloud-based applications could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third-party liability. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

ITEM 1A. RISK FACTORS - continued

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

Investment in oil and gas properties during the years ended December 31, 2017 and 2016 is detailed as follows:

	2017	2016
Property acquisition costs	$7,227,362	$3,265,807
Development costs	$8,034,962	$2,055,526
Exploratory costs	$-	$-

Totals	$15,262,324	$5,321,333

Property acquisition costs presented above exclude interest capitalized into the full cost pool of $1,010,868 in 2017 and $215,938 in 2016.

ITEM 2. PROPERTIES - continued

Property acquisition cost relates to the Company’s acquisition of additional working interests in the Hazel Project in west Texas and the acquisition of the Warwink Project, also in west Texas. The development costs include work in the Orogrande and Hazel projects in west Texas. No development costs were incurred for Oklahoma properties in 2017.

Oil and Natural Gas Reserves

Reserve Estimates

SEC Case. The following tables sets forth, as of December 31, 2017, our estimated net proved oil and natural gas reserves, the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves and our estimated net probable oil and natural gas reserves, each prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”). All of our reserves are located in the United States.

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

The estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2017. For purposes of determining prices, we used the average of prices received for each month within the 12-month period ended December 31, 2017, adjusted for quality and location differences, which was $48.53 per barrel of oil and $2.58 per MCF of gas. This average historical price is not a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

	December 31, 2017			December 31, 2017
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	2,300	43,800	9,600	$132	$96
Proved Nonproducing	0	0	0	$-	$-
Total Proved	2,300	43,800	9,600	$132	$96

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$123

Probable Undeveloped	0	0	0	$-	$-

ITEM 2. PROPERTIES - continued

	December 31, 2016			December 31, 2016
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	1,400	23,300	5,284	$31	$29
Proved Nonproducing	46,800	467,600	124,733	$776	$301
Total Proved	48,200	490,900	130,017	$807	$330

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$341

Probable Undeveloped	0	0	0	$-	$-

The upward revisions of previous estimates from 2016 to 2017 of proved producing reserves of 900 BBLS and 20,500 MCF results primarily from 2017 reserve report calculations for the Company’s properties driven by industry conditions and the change in the proportional quantities of oil and gas in production from the Judy well in Oklahoma from 2016 to 2017.

Reserve values as of December 31, 2017 are related to a single producing well in Oklahoma – the Judy well in the Prairie Grove AMI.

BOE equivalents are determined by combining barrels of oil with MCF of gas divided by six.

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Year Ended December 31, 2017

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)	BOE
TOTAL PROVED RESERVES:
Beginning of period	48,200	490,900	130,017
Revisions of previous estimates	(35,509)	(437,841)	(108,483)
Extensions, discoveries and other additions	-	-	-
Divestiture of Reserves	-	-	-
Acquisition of Reserves	-	-	-
Production	(10,391)	(9,259)	(11,934)
End of period	2,300	43,800	9,600

PROVED DEVELOPED RESERVES
Proved developed producing	2,300	43,800	9,600
Proved nonproducing	-	-	-
Total	2,300	43,800	9,600

ITEM 2. PROPERTIES - continued

Standardized Measure of Oil & Gas Quantities
Year Ended December 31, 2017 & 2016

The standardized measure of discounted future net cash flows relating
to proved oil and natural gas reserves is as follows :	2017	2016

Future cash inflows	$240,370	$3,156,970
Future production costs	(108,000)	(1,000,410)
Future development costs	-	(1,350,000)
Future income tax expense	-	-
Future net cash flows	132,370	806,560
10% annual discount for estimated
timing of cash flows	(9,102)	(465,644)
Standardized measure of discounted future
net cash flows related to proved reserves	$123,268	$340,916

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows :
	2017	2016
Balance, beginning of period	$340,916	$5,935,188
Net change in sales and transfer prices and in production (lifting) costs related to future production	207,241	(482,569)
Changes in estimated future development costs	116,934	(791,630)
Net change due to revisions in quantity estimates	(129,565)	482,272
Accretion of discount	28,604	80,393
Other	(43,372)	172,169

Net change due to extensions and discoveries	-	-
Net change due to sales of minerals in place	-	(191,470)
Sales and transfers of oil and gas produced during the period	(397,490)	(29,749)
Previously estimated development costs incurred during the period	-	58,575
Net change in income taxes	-	(4,892,263)
Balance, end of period	$123,268	$340,916

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

ITEM 2. PROPERTIES - continued

We do not have any employees with specific reservoir engineering qualifications in the company. Our Chairman and Chief Executive Officer worked closely with PeTech Enterprises Inc. in connection with their preparation of our reserve estimates, including assessing the integrity, accuracy, and timeliness of the methods and assumptions used in this process.

PeTech Enterprises, Inc. (“PeTech”), who provided 2017 reserve estimates for our Oklahoma Properties, is a Texas based family owned oil and gas production and investment company that provides reservoir engineering, economics and valuation support to energy banks, energy companies and law firms as an expert witness. PeTech has been in business since 1982. Amiel David is the President of PeTech and the primary technical person in charge of the estimates of reserves and associated cash flow and economics on behalf of the company for the results presented in its reserves report to us. He has a PhD in Petroleum Engineering from Stanford University. He is a registered Professional Engineer in the state of Texas (PE #50970), granted in 1982, a member of the Society of Petroleum Engineers and a member of the Society of Petroleum Evaluation Engineers.

Proved Nonproducing Reserves

As of December 31, 2017, our proved nonproducing reserves totaled -0- barrels of oil equivalents (BOE) compared to 124,733 as of December 31, 2016, a decrease of 124,733 BOE. The proved nonproducing reserves at December 31, 2016 were associated with our Hunton project Judy and Loki wells located in Oklahoma. The Loki well was determined to be uneconomic at 12/31/17. The change consists of a decrease of 124,733 BOE based on the 2017 engineering. These numbers are taken from the third party reserves studies prepared by PeTech for 2017 and 2016. The net reserves change associated with nonproducing reserves from this property is a decrease of approximately 46,800 bbls of oil and a decrease of approximately 467,600 Mcf of gas (calculated with a gas-oil equivalency factor of six). The Company does not intend to pursue any behind pipe reserves which may exist and there is no additional acreage available to consider future development.

We made investments and development progress during 2017 to further develop proved producing reserves in the Orogrande and Hazel Projects in the Permian Basin in West Texas. As of December 31, 2017 three test wells have been developed in the Orogrande Project and four test wells have been developed in the Hazel Project. Although the Hazel wells have each produced a quantity of oil (the Flying B #3 is in continuous production at December 31, 2017), the wells remain categorized as test wells for 2017.

Our current drilling plans, subject to sufficient capital resources and the periodic evaluation of interim drilling results and other potential investment opportunities, include drilling additional evaluation wells in the Orogrande and Hazel AMI’s to continue to derisk the prospects and obtain initial production from the development efforts. The next scheduled well in the Hazel Project is scheduled to spud near the end of May, 2018. The first horizontal well in the Orogrande Project was spudded in November, 2017 and was in development as of December 31, 2017.

Production, Price, and Production Cost History

During the year ended December 31, 2017, we produced and sold 10,391 barrels of oil net to our interest at an average sale price of $52.37 per bbl. We produced and sold 9,259 MCF of gas net to our interest at an average sales price of $2.84 per MCF. Our average production cost including lease operating expenses and direct production taxes was $14.51 per BOE. Our depreciation, depletion, and amortization expense was $7.39 per BOE.

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

The changes in production were impacted by the divesture of the Oklahoma Cimmaron and the Texas Marcelina properties early in 2016 and by the production from the Flying B #3 well in the Hazel Project beginning in late September, 2017.

Our 2017 production was from properties located in central Oklahoma and in west Texas. Reserves at the beginning of 2017 from central Oklahoma comprised more than 15% of total reserves. For 2017, approximately 2,000 BOE was produced in Oklahoma and 9,935 BOE produced in Texas, or 17% from Oklahoma and 83% from wells in west Texas.

ITEM 2. PROPERTIES - continued

Quarterly Revenue and Production by State for 2017 and 2016 are detailed as follows:

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Oklahoma	Q1 - 2017	101	2,303	$5,346	$7,604	$12,950
Hazel (TX)	Q1 - 2017	0	0	-	-	-
Total Q1-2017		101	2,303	$5,346	$7,604	$12,950

Oklahoma	Q2 - 2017	140	2,332	6,594	6,709	13,303
Hazel (TX)	Q2 - 2017	0	0	-	-	-
Total Q2-2017		140	2,332	$6,594	$6,709	$13,303

Oklahoma	Q3 - 2017	132	2,041	5,733	3,727	9,460
Hazel (TX)	Q3 - 2017	204	0	8,836	-	8,836
Total Q3-2017		336	2,041	$14,569	$3,727	$18,296

Oklahoma	Q4 - 2017	84	2,583	4,739	8,227	12,966
Hazel (TX)	Q4 - 2017	9,730	0	512,984	-	512,984
Total Q4-2017		9,814	2,583	$517,723	$8,227	$525,950

Year Ended 12/31/17		10,391	9,259	$544,232	$26,267	$570,499

Marcelina (TX)	Q1 - 2016	3,000	0	$92,546	$-	$92,546
Oklahoma	Q1 - 2016	2,026	21,148	54,289	38,624	92,913
Kansas	Q1 - 2016	312	0	8,854	-	8,854
Total Q1-2016		5,338	21,148	$155,689	$38,624	$194,313

Marcelina (TX)	Q2 - 2016	917	0	$38,812	$-	$38,812
Oklahoma	Q2 - 2016	675	9,689	30,411	11,142	41,553
Kansas	Q2 - 2016	731	0	28,834	-	28,834
Total Q2-2016		2,323	9,689	$98,057	$11,142	$109,199

Marcelina (TX)	Q3 - 2016	464	0	$20,190	$-	$20,190
Oklahoma	Q3 - 2016	180	2,830	7,925	6,170	14,095
Kansas	Q3 - 2016	0	0	-	-	-
Total Q3-2016		644	2,830	$28,115	$6,170	$34,285

Marcelina (TX)	Q4 - 2016	0	0	$-	$-	$-
Oklahoma	Q4 - 2016	184	2,845	8,024	8,569	16,593
Kansas	Q4 - 2016	0	0	-	-	-
Total Q4-2016		184	2,845	$8,024	$8,569	$16,593

Year Ended 12/31/16		8,488	36,513	$289,885	$64,505	$354,390

ITEM 2. PROPERTIES - continued

Drilling Activity and Productive Wells

Central Oklahoma Projects

Having sold the Chisholm Trail and Cimarron wells and acreage in previous years, the only remaining producing wells in Oklahoma are the Judy and the Loki wells as of December 31, 2017. The Company retains ownership of the Viking, Rosedale, and Thunderbird AMI’s at December 31, 2017

Combined Well Status

The following table summarizes drilling activity and Well Status as of December 31, 2017:

	Cumulative Well Status		Wells Drilled		Cumulative Well Status
Drilling Activity/Well Status	at 12/31/2017		2017		at 12/31/2016
	Gross	Net	Gross	Net	Gross	Net

Development Wells:
Productive -Texas (Hazel)	1.00	0.80	1.00	0.80	-	-
Productive - Okla	2.00	0.40	-	-	2.00	0.40
Test Wells (Dry) - Orogrande	2.00	0.95	-	-	2.00	0.95
Test Wells (Dry) - Hazel	2.00	1.60	2.00	1.60	-	-

Exploration Wells:
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-

Total Drilled Wells:
Productive -Texas	1.00	0.80	1.00	0.80	-	-
Productive - Okla	2.00	0.40	-	-	2.00	0.40
Test Wells (Dry)	4.00	2.55	2.00	1.60	2.00	0.95

Acquired Wells:
Productive -Texas	-	-	-	-	-	-
Productive - Okla	-	-	-	-	-	-

Total Wells:
Productive -Texas	1.00	0.80	1.00	0.80	-	-
Productive - Okla	2.00	0.40	-	-	2.00	0.40
Test Wells (Dry)	4.00	2.55	2.00	1.60	2.00	0.95

Total	7.00	3.75	3.00	2.40	4.00	1.35

Well Type:
Oil	-	-	-	-	-	-
Gas	-	-	-	-	-	-
Combination -Oil and Gas	3.00	1.20	1.00	0.80	2.00	0.40
Test Wells (Dry)	4.00	2.55	2.00	1.60	2.00	0.95

Total	7.00	3.75	3.00	2.40	4.00	1.35

ITEM 2. PROPERTIES - continued

Our acreage positions at December 31, 2017 are summarized as follows:

			TRCH Interest		TRCH Interest
	Total Acres		Developed Acres		Undeveloped Acres
Leasehold Interests - 12/31/2017	Gross	Net	Gross	Net	Gross	Net

Texas -
Orogrande	133,000	90,108	-	-	133,000	90,108
Hazel Project	12,000	9,600	-	-	12,000	9,600

Oklahoma -
Viking	640	192	640	192	-	-
Prairie Grove	640	64	640	64	-	-

Total	146,280	99,964	1,280	256	145,000	99,708

Current Projects

As of December 31, 2017 the Company had interests in four oil and gas projects:, the Orogrande Project in Hudspeth County, Texas, and the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, the Winkler Project in Winkler County, Texas, and the Hunton wells in partnership with Husky Ventures in Central Oklahoma ..

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Greg McCabe. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which holds certain oil and gas assets, including a 100% working interest in 172,000 mostly contiguous acres in the Orogrande Basin in West Texas. As of December 31, 2017, leases covering 133,000 acres remain in effect. This acreage is in the primary term under five-year leases that carry additional five-year extension provisions. As consideration, at closing we issued 868,750 shares of our common stock to Mr. McCabe and paid a total of $100,000 in geologic origination fees to third parties. Additionally, Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement. All drilling obligations through December 31, 2017 have been met.

On September 23, 2015, our subsidiary, Hudspeth Oil Corporation (“HOC”), entered into a Farmout Agreement by and between HOC, Pandora Energy, LP (“Pandora”), Founders Oil & Gas, LLC (“Founders”), McCabe Petroleum Corporation and Greg McCabe (McCabe Petroleum Corporation and Greg McCabe are parties to the Farmout Agreement for limited purposes) for the entire Orogrande Project in Hudspeth County, Texas. The Farmout Agreement provided for Founders to earn from HOC and Pandora (collectively, the “Farmor”) an undivided 50% of the leasehold interest in the Orogrande Project by Founder’s spending a minimum of $45 million on actual drilling operations on the Orogrande Project in the following two years.

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

ITEM 2. PROPERTIES - continued

The Orogrande Rich A-11 test well that was drilled by Torchlight in second quarter, 2015 was evaluated and numerous scientific tests were performed to provide key data for the field development thesis. Future utility of this well may be conversion to a salt water disposal well in the course of further development of the Orogrande acreage.

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

During the fourth quarter, 2017, the Company took back operational control from Founders Oil and Gas on the Orogrande Basin Project. Torchlight was joined by Wolfbone Investments, LLC, ("Wolfbone"), a company owned by Greg McCabe, Torchlight's Chairman. The two entities have entered into an Assignment of Farmout Agreement with Founders and will share the remaining commitments under the prior agreement with Founders. All original provisions of Torchlight's carried interest will remain in place including reimbursement to the Company on each wellbore. Founders will remain a 9.5% Working Interest owner in the project under the agreement for the $9.5 million it has spent to date and be carried until the remaining $40.5 million is spent by Wolfbone and Torchlight, with each contributing 50% of that capital spend, under the existing agreement. Torchlight's interest in the Project thereby increased by 20.25% Working Interest to a total of 67.75% and Wolfbone now owns 20.25%.

Founders will operate a newly drilled well called the University Founders #A25 with supervision from Torchlight and its Partners. The University Founders #A25 was spudded on the 27th of November and satisfies the obligation under the University Lands D&D Agreement. Once the #A25 is completed Torchlight will assume full operational control including managing drilling plans and timing for all future wells drilled in the Project.

Hazel Project in the Midland Basin in West Texas

Effective April 1, 2016, Torchlight Energy Inc. acquired from McCabe Petroleum Corporation, a 66.66% working interest in approximately 12,000 acres in the Midland Basin in exchange for 1,500,000 warrants to purchase our common stock with an exercise price of $1.00 for five years and a back-in after payout of a 25% working interest to the seller.

Initial development of the first well on the property, the Flying B Ranch #1, began July 10, 2016 and development continued through September 30, 2016. This well is classified as a test well in the development pursuit of the Hazel Project. It is anticipated that this wellbore will be utilized as a salt water disposal well in support of future development.

In October, 2016, the holders of the Company's Series C Preferred shares (which were issued in July, 2016) elected to convert into a 33.33% Working Interest in the Company's Hazel Project, reducing Torchlight's ownership from 66.66% to a 33.33% Working Interest.

On December 27, 2016, drilling activities commenced on the second Hazel Project well, the Flying B Ranch #2. The well is a vertical test similar to the Company's first Hazel Project well, the Flying B Ranch #1. Recompletion in an alternative geological formation for this well was performed during the three months ended September 30, 2017 however the results were uneconomic for continuing production. It is anticipated that this wellbore will be utilized as a salt water disposal well in support of future development.

The Company commenced planning to drill a horizontal well in the Project in June, 2017 in compliance with the continuous drilling obligation. The well, the Flying B Ranch #3, was spudded on June 10, 2017. The well was completed and began production in late September, 2017.

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

ITEM 2. PROPERTIES - continued

Also on January 30, 2017, our wholly-owned subsidiary, Torchlight Energy, Inc., a Nevada corporation (“TEI”), entered into and closed a Purchase and Sale Agreement with Wolfbone Investments, LLC, a Texas limited liability company (“Wolfbone”) which is wholly-owned by Gregory McCabe, our Chairman. Under the agreement, TEI acquired certain of Wolfbone’s Hazel Project assets, including its interest in the Flying B Ranch #1 well and the 40 acre unit surrounding the well, for consideration of $415,000, and additionally, Wolfbone caused to be cancelled a total of 2,780,000 warrants to purchase our common stock, including 1,500,000 warrants held by McCabe Petroleum Corporation, an entity owned by Mr. McCabe, and 1,280,000 warrants held by Green Hill Minerals, an entity owned by Mr. McCabe’s son, which warrant cancellations were effected through certain Warrant Cancellation Agreements. The 1,500,000 warrants held by McCabe Petroleum Corporation had an exercise price of $1.00 per share and an expiration date of April 4, 2021. The warrants held by Green Hill Minerals included 100,000 warrants with an exercise price of $1.73 and an expiration date of September 30, 2018 and 1,180,000 warrants with an exercise price of $0.70 and an expiration date of February 15, 2020.

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

Winkler Project, Winkler County, Texas

On December 1, 2017, the Agreement and Plan of Reorganization that we and our newly formed wholly-owned subsidiary, Torchlight Wolfbone Properties, Inc., a Texas corporation (“TWP”), entered into with McCabe Petroleum Corporation, a Texas corporation (“MPC”), and Warwink Properties, LLC, a Texas limited liability company (“Warwink Properties”) closed. Under the agreement, which was entered into on November 14, 2017, TWP merged with and into Warwink Properties and the separate existence of TWP ceased, with Warwink Properties becoming the surviving organization and our wholly-owned subsidiary. Warwink Properties was wholly owned by MPC which is wholly owned by Gregory McCabe, our Chairman. Warwink Properties owns certain assets, including a 10.71875% working interest in 640 acres in Winkler County, Texas. At closing of the merger transaction, our shares of common stock of TWP converted into a membership interest of Warwink Properties, the membership interest in Warwink Properties held by MPC ceased to exist, and we issued MPC 2,500,000 restricted shares of common stock as consideration. Also on December 1, 2017, MPC closed its transaction with MECO IV, LLC (“MECO”) for the purchase and sale of certain assets as contemplated by the Purchase and Sale Agreement dated November 9, 2017 (the “MECO PSA”), to which we are not a party. Under the MECO PSA, Warwink Properties received a carry from MECO (through the tanks) of up to $1,475,000 in the next well drilled on the Winkler County leases. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on December 5, 2017.

Also on December 1, 2017, the transactions contemplated by the Purchase Agreement that our wholly-owned subsidiary, Torchlight Energy, Inc., a Nevada corporation (“TEI”), entered into with MPC closed. Under the Purchase Agreement, which was entered into on November 14, 2017, TEI acquired beneficial ownership of certain of MPC’s assets, including acreage and wellbores located in Ward County, Texas (the “Ward County Assets”). As consideration under the Purchase Agreement, at closing TEI issued to MPC an unsecured promissory note in the principal amount of $3,250,000, payable in monthly installments of interest only beginning on January 1, 2018, at the rate of 5% per annum, with the entire principal amount together with all accrued interest due and payable on December 31, 2020. In connection with TEI’s acquisition of beneficial ownership in the Ward County Assets, MPC sold those same assets, on behalf of TEI, to MECO at closing of the MECO PSA, and accordingly, TEI received $3,250,000 in cash for its beneficial interest in the Ward County Assets. Additionally, at closing of the MECO PSA, MPC paid TEI a performance fee of $2,781,500 in cash as compensation for TEI’s marketing and selling the Winkler County assets of MPC and the Ward County Assets as a package to MECO.

Hunton Play, Central Oklahoma

As of December 31, 2017, we were producing from one well in the Viking AMI, and one well in Prairie Grove.

Central Oklahoma Projects

The Company retains any leases remaining effective in the three AMI’s (Viking, Rosedale, and Thunderbird), the Loki well in the Viking AMI, and the Judy well in the Prairie Grove AMI as of December 31, 2017 pending information which will come from and results of, the Husky legal matter. The Judy and the Loki wells are producing at December 31, 2017. Reserve value at December 31, 2017 is only from the Judy well.

ITEM 3. LEGAL PROCEEDINGS

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

On May 22, 2017, the Court granted Gastar Exploration, Inc., J. Russell Porter, Michael A. Gerlich, and Jerry R. Schuyler’s (“Gastar Defendants”) motion for summary judgment dismissing all of Torchlight’s claims against the Gastar Defendants with prejudice. The only claim remaining related to the Gastar Defendants is a counterclaim against Torchlight by Gastar Exploration, Inc. for Torchlight’s alleged breach of a release that Gastar Exploration, Inc. claims occurred because Torchlight filed this lawsuit against the Gastar Defendants. Torchlight alleges in its lawsuit that this release is unenforceable against all the Defendants including but not limited to Gastar Defendants.  On January 12, 2018, the Court heard but has not yet ruled on cross-motions for summary judgment by Gastar and Torchlight to resolve Gastar’s remaining claims against Torchlight. The case is currently set for trial on May 30, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The NASDAQ Stock Market LLC under the symbol, “TRCH.” Trading in our common stock has historically been limited and occasionally sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. The high and low sales prices for the common stock for each quarter of the fiscal years ended December 31, 2017 and 2016, according to NASDAQ, were as follows:

Quarter Ended	High	Low

12/31/2017	$1.51	$1.06
9/30/2017	$1.81	$0.95
6/30/2017	$1.96	$1.16
3/31/2017	$1.88	$1.06

12/31/2016	$1.48	$0.66
9/30/2016	$1.75	$0.55
6/30/2016	$0.94	$0.55
3/31/2016	$1.13	$0.42

Record Holders

As of March 8, 2018, there were approximately 239 stockholders of record of our common stock, and we estimate that there were approximately 3,900 additional beneficial stockholders who hold their shares in “street name” through a brokerage firm or other institution. As of March 15, 2018, we have a total of 63,640,034 shares of common stock issued and outstanding.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not declared any cash dividends on our common stock since inception and do not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law. The Company issued preferred stock in 2016 and 2015 on which dividends were paid. No preferred stock is outstanding as of December 31, 2017.

Equity Compensation Plan Information

The following table sets forth all equity compensation plans as of December 31, 2017:

Number of
securities
remaining
available
for future
	Number of		issuance
	securities to	Weighted-	under
	be issued	average	equity
	upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan Category	and rights	and rights	column (a))

Equity compensation plans approved
by security holders	7,414,931	$ 1.51	1,085,069

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

In November 2017, we issued a total of 350,000 shares of common stock to a total of four consultants in connection with the acquisition of mineral interests.

During the three months ended December 31, 2017, we issued 278,099 shares of common stock in warrant exercises.

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

ITEM 6. SELECTED FINANCIAL DATA

Under SEC rules and guidance, an issuer that no longer qualifies as a smaller reporting company at the determination date may continue to use the scaled disclosures permitted for a smaller reporting company through its annual report on Form 10-K and begin providing non-scaled larger company disclosure in the first Form 10-Q of the next fiscal year. Although we are filing as an accelerated filer, we are allowed to continue reporting as a smaller reporting company in this Form 10-K. As such, we are not required to provide information under this Item.

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

During the year ended December 31, 2016 the Board of Directors initiated a review of Company operations in view of the divestiture of its Oklahoma properties, which included the previous sale of the Chisholm Trail and Cimarron properties. During 2016 development had continued on the Orogrande Project in West Texas and in April, 2016, the Company acquired the Hazel Project in the Midland Basin also in West Texas. These West Texas properties demonstrate significant potential and future production capabilities based upon the analysis of scientific data being gathered in the day by day development activity. Therefore, the Board has determined to focus its efforts and capital on these projects to maximize shareholder value for the long run.

During 2017 the Company increased its commitment to the Orogrande and Hazel Projects. Additional working interests were acquired and test wells were drilled on the properties which is detailed in the Properties section of this filing. Near the end of 2017 the Warwink Project, also in West Texas, was acquired.

The strategy in divesting of projects other than the Orogrande and the Hazel Projects was to refocus on the greatest potential future value for the Company while systematically eliminating debt as noncore assets are sold and operations are streamlined.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2017 and 2016 included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Historical Results for the Years Ended December 31, 2017 and 2016

For the year ended December 31, 2017, we had a net loss of $919,910 compared to a net loss of $7,684,346 for the year ended December 31, 2016.

Revenues and Cost of Revenues

For the year ended December 31, 2017, we had production revenue of $570,499 compared to $354,390 of production revenue for the year ended December 31, 2016. Refer to the table of production and revenue for 2017 included below. Our cost of revenue, consisting of lease operating expenses and production taxes, was $173,187, and $328,438 for the years ended December 31, 2017 and 2016, respectively.

The change in revenue was impacted by the new production from the Flying B #3 well in the Hazel Project that began in late September, 2017.

Total income for 2017 includes $2,781,500 of Consulting Fees received by the Company in connection with the Warwink acquisition in the fourth quarter. Reference Item 1: Current Projects included in this filing.

Production and Revenue are detailed as follows:

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Oklahoma	Q1 - 2017	101	2,303	$5,346	$7,604	$12,950
Hazel (TX)	Q1 - 2017	0	0	-	-	-
Total Q1-2017		101	2,303	$5,346	$7,604	$12,950

Oklahoma	Q2 - 2017	140	2,332	6,594	6,709	13,303
Hazel (TX)	Q2 - 2017	0	0	-	-	-
Total Q2-2017		140	2,332	$6,594	$6,709	$13,303

Oklahoma	Q3 - 2017	132	2,041	5,733	3,727	9,460
Hazel (TX)	Q3 - 2017	204	0	8,836	-	8,836
Total Q3-2017		336	2,041	$14,569	$3,727	$18,296

Oklahoma	Q4 - 2017	84	2,583	4,739	8,227	12,966
Hazel (TX)	Q4 - 2017	9,730	0	512,984	-	512,984
Total Q4-2017		9,814	2,583	$517,723	$8,227	$525,950

Year Ended 12/31/17		10,391	9,259	$544,232	$26,267	$570,499

Marcelina (TX)	Q1 - 2016	3,000	0	$92,546	$-	$92,546
Oklahoma	Q1 - 2016	2,026	21,148	54,289	38,624	92,913
Kansas	Q1 - 2016	312	0	8,854	-	8,854
Total Q1-2016		5,338	21,148	$155,689	$38,624	$194,313

Marcelina (TX)	Q2 - 2016	917	0	$38,812	$-	$38,812
Oklahoma	Q2 - 2016	675	9,689	30,411	11,142	41,553
Kansas	Q2 - 2016	731	0	28,834	-	28,834
Total Q2-2016		2,323	9,689	$98,057	$11,142	$109,199

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Marcelina (TX)	Q3 - 2016	464	0	$20,190	$-	$20,190
Oklahoma	Q3 - 2016	180	2,830	7,925	6,170	14,095
Kansas	Q3 - 2016	0	0	-	-	-
Total Q3-2016		644	2,830	$28,115	$6,170	$34,285

Marcelina (TX)	Q4 - 2016	0	0	$-	$-	$-
Oklahoma	Q4 - 2016	184	2,845	8,024	8,569	16,593
Kansas	Q4 - 2016	0	0	-	-	-
Total Q4-2016		184	2,845	$8,024	$8,569	$16,593

Year Ended 12/31/16		8,488	36,513	$289,885	$64,505	$354,390

We recorded depreciation, depletion and amortization expense of $100,156 for the year ended December 31, 2017 compared to $636,426 for 2016. Impairment expense recognized was $-0- in 2017 compared to $70,080 for 2016. Although we had no recognized impairment expense in 2017, the Company has adjusted the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of unevaluated leases in 2017 in the amount of $2,300,626. The impact of this change will be to increase the basis for calculation of future period’s depletion, depreciation and amortization to include $2,300,626 of cost which will effectively recognize the impairment on the Statement of Income over future periods. The $2,300,626 will also become an evaluated cost for purposes of future period’s Ceiling Tests and which may further recognize the impairment expense recognized in future periods.

General and Administrative Expenses

Our general and administrative expenses for the years ended December 31, 2017 and 2016 were $3,652,970 and $6,447,706, respectively, a decrease of $2,794,736. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The decrease in general and administrative expenses for the year ended December 31, 2017 compared to 2016 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$(2,509,404)
Increase(decrease) in consulting expense	$(85,916)
Increase(decrease) in professional fees	$(71,387)
Increase(decrease) in investor relations	$94,183
Increase(decrease) in travel expense	$(18,760)
Increase(decrease) in salaries and compensation	$(367,234)
Increase(decrease) in legal fees	$42,713
Increase(decrease) in insurance	$(16,932)
Increase(decrease) in general corporate expenses	$14,463
Increase(decrease) in audit fees	$123,538

Total (Decrease) in General and Administrative Expenses	$(2,794,736)

The decrease in noncash stock and warrant compensation arises from the decrease in vested employee stock options expense and a reduction in outside services compensated with stock and warrants. Employee options were initially issued with 50% immediate vesting of option valuation at June, 2015. The balance of the vesting was set at 25% in June, 2016 and 25% in June, 2017. The valuation was recorded over the periods up to the full vesting date using the straight line method.

The decrease in consulting expense parallels the reduction in outside services compensated with stock and warrants as noted above.

The reduction in salaries and compensation arises from a reduction in staff size due to the resignation of our inside Petroleum Engineer and the resignation of our COO in 2016.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

For the year ended December 31, 2017, we had a net loss of $919,910 compared to a net loss of $7,684,346 for the year ended December 31, 2016. The reduction in Net Loss is principally due to the receipt of Consulting Fee income of $2,781,500 during the fourth quarter and the reduction in General and Administrative expense in 2017.

At December 31, 2017, we had current assets of $3,165,951 and total assets of $28,767,308. As of December 31, 2017, we had current liabilities of $2,279,448. Stockholders’ equity was $15,959,305 at December 31, 2017.

Cash from operating activities for the year ended December 31, 2017, was $465,594 compared to $(4,826,089) for the year ended December 31, 2016, an increase of $5,291,683. Cash from operating activities during 2017 can be attributed principally to net loss from operations of $919,910 adjusted for noncash stock based compensation of $1,151,061.

Cash used in operating activities during 2016 can be attributed principally to net losses from operations of $7,684,346 adjusted for noncash stock based compensation of $2,956,044.

Cash used in investing activities for year ended December 31, 2017 was $9,458,648 compared to $167,871 for the year ended December 31, 2016. Cash used in investing activities consisted primarily of investment in oil and gas properties during the year ended December 31, 2017. In 2016 the investment in properties was combined with proceeds from sale of leases in 2016.

Cash from financing activities for the year ended December 31, 2017 was $8,275,275 as compared to $5,736,859 for the year ended December 31, 2016. Cash from financing activities in 2016 consisted primarily of proceeds from common and preferred stock issues and warrant exercises. 2017 activity consisted principally of debt financing transactions. We expect to continue to have cash provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments. Reference Note 11 to the Financial Statements regarding additional funding closed subsequent to December 31, 2017.

Our current assets are insufficient to satisfy our cash needs over the next twelve months and as such we will require additional debt or equity financing to meet our plans and needs. We face obstacles in continuing to attract new financing due to our history and current record of net losses and past working capital deficits. Despite our efforts, we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

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

The Company accounts for stock option awards using the calculated value method. The expected term was derived using the simplified method provided in Securities and Exchange Commission release Staff Accounting Bulletin No. 110, which averages an awards weighted average vesting period and contractual term for “plain vanilla” share options.

The Company accounts for any forfeitures of options when they occur. Previously recognized compensation cost for an award is reversed in the period that the award is forfeited.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Commitments and Contingencies

Leases

The Company has a noncancelable lease for its office premises that expires on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for lease was $84,197 and $81,595 for the year ended December 31, 2017 and 2016, respectively.

Approximate future minimum rental commitments under the office premises lease are:

Year Ending December 31,	Rent

2018	$96,660
To 2019 Expiration	88,605
Total	$185,265

As of December 31, 2017, the Company had interests in four oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, the Warwink Project in Winkler County, Texas, and Hunton wells in Central Oklahoma, .

See the description under “Current Projects” above under “Item 1. Business” for more information and disclosure regarding commitments and contingencies relating to these projects which description is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC rules and guidance, an issuer that no longer qualifies as a smaller reporting company at the determination date may continue to use the scaled disclosures permitted for a smaller reporting company through its annual report on Form 10-K and begin providing non-scaled larger company disclosure in the first Form 10-Q of the next fiscal year. Although we are filing as an accelerated filer, we are allowed to continue reporting as a smaller reporting company in this Form 10-K. As such, we are not required to provide information under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Torchlight Energy Resources, Inc.
Plano, Texas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Torchlight Energy Resources, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from its operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Briggs & Veselka Co.

We have served as the Company’s auditor since 2016.

Houston, Texas

March 16, 2018

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$1,051,720	$1,769,499
Accounts receivable	596,141	603,446
Production revenue receivable	142,932	7,325
Prepayments - development costs	1,335,652	583,347
Prepaid expenses	39,506	26,829
Total current assets	3,165,951	2,990,446

Oil and gas properties, net	25,579,279	9,392,288
Office equipment, net	15,716	29,848
Other assets	6,362	18,362

TOTAL ASSETS	$28,767,308	$12,430,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$762,502	$422,684
Funds received pending settlement	520,400	520,400
Accrued payroll	695,176	565,176
Related party payables	45,000	237,044
Convertible promissory notes (Series B) net of discount of
$94,083 at December 31, 2016	-	3,475,417
Due to working interest owners	54,320	54,320
Accrued interest payable	202,050	6,049
Total current liabilities	2,279,448	5,281,090

Unsecured promissory notes, net of discount and financing costs of $795,017	7,269,281	-
at December 31, 2017
Note payable	3,250,000	-
Asset retirement obligation	9,274	7,051

Total liabilities	12,808,003	5,288,141

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.001, 10,000,000 shares authorized;
-0- issued and outstanding at December 31, 2017 and 2016	-	-
Common stock, par value $0.001 per share; 150,000,000 shares authorized;	63,344	55,100
63,340,034 issued and outstanding at December 31, 2017
55,096,503 issued and outstanding at December 31, 2016
Additional paid-in capital	99,403,654	89,675,488
Accumulated deficit	(83,507,693)	(82,587,785)
Total stockholders' equity	15,959,305	7,142,803

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,767,308	$12,430,944

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR	YEAR
	ENDED	ENDED
	December 31, 2017	December 31, 2016
Revenue
Oil and gas sales	$570,499	$354,390

Cost of revenue	(173,187)	(328,438)

Gross profit	397,312	25,952

Operating expenses:
General and administrative expense	(3,652,970)	(6,447,706)
Depreciation, depletion and amortization	(100,156)	(636,426)
Impairment expense	-	(70,080)
Loss on sale of properties	-	(283,285)
Total operating expenses	(3,753,126)	(7,437,497)

Other income (expense)
Consulting income	2,781,500	-
Interest income	454	36
Interest and accretion expense	(346,050)	(272,837)
Total other income (expense)	2,435,904	(272,801)

Loss before income taxes	(919,910)	(7,684,346)

Provision for income taxes	-	-

Net loss	$(919,910)	$(7,684,346)

Loss per common share:
Basic and Diluted	$(0.02)	$(0.19)
Weighted average number of common shares outstanding:
Basic and Diluted	59,623,105	43,122,514

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common	Common	Pref.	Pref.	Additional
	stock	stock	stock	Stock	paid-in	Accumulated
	shares	amount	shares	Amt.	capital	deficit	Total

Balance, December 31, 2015	33,166,344	$33,168	134,000	$134	$78,252,411	$(74,903,439)	$3,382,274

Issuance of common stock for cash	3,750,000	3,750	-	-	2,996,250	-	3,000,000
Issuance of preferred stock for cash	-	-	-	10	999,990	-	1,000,000
Issuance of common stock for services	768,832	769	-	-	669,305	-	670,074
Issuance of common stock - mineral interests	2,824,881	2,825	-	-	1,972,221	-	1,975,046
Issuance of common stock in warrant exercise	3,888,745	3,891	-	-	2,539,855	-	2,543,746
Issuance of common stock for note interest	-	-	-	-	-	-	-
Issuance of common stock for preferred dividends	440,262	440	-	-	(440)	-	-
Preferred dividends paid in cash	-	-	-	-	(320,724)	-	(320,724)
Warrants issued with lease interests	-	-	-	-	1,290,761	-	1,290,761
Warrants issued for services	-	-	-	-	2,205,231	-	2,205,231
Lease interest issued in conversion of preferred stock	-	-	-	(10)	(999,990)	-	(1,000,000)
Common stock issued in conversion of preferred stock	10,257,439	10,257	(134,000)	(134)	(10,132)	-	(9)
Warrants issued in connection with promissory note	-	-	-	-	80,750	-	80,750
Net loss	-	-	-	-	-	(7,684,346)	(7,684,346)

Balance, December 31, 2016	55,096,503	$55,100	-	-	$89,675,488	$(82,587,785)	$7,142,803

Issuance of common stock for services	507,897	508	-	-	579,246		579,754
Issuance of common stock for lease interests	6,420,395	6,421	-	-	6,805,941		6,812,362
Issuance of common stock in warrant exercise	307,349	307	-	-	242,993		243,300
Issuance of common stock-conversion of promissory note	1,007,890	1,008	-	-	1,006,882		1,007,890
Warrants issued for services	-	-	-	-	161,560		161,560
Stock options issued for services	-	-	-	-	931,544		931,544
Net loss	-	-	-	-	-	(919,910)	(919,910)

Balance, December 31, 2017	63,340,034	$63,344	-	-	$99,403,654	$(83,507,693)	$15,959,305

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
	YEAR	YEAR
	ENDED	ENDED
	December 31, 2017	December 31, 2016
Cash Flows From Operating Activities
Net loss	$(919,910)	$(7,684,346)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	1,151,061	2,956,044
Accretion of note discounts	291,386	186,532
Loss on sale of assets	-	283,285
Impairment expense	-	70,080
Depreciation, depletion and amortization	100,156	636,426
Change in:
Accounts receivable	7,305	138,207
Note receivable	-	613
Production revenue receivable	(135,607)	191,992
Prepayment of development costs	(752,305)	(1,583,347)
Prepaid expenses	(12,676)	11,946
Other assets	12,000	59,240
Accounts payable and accrued liabilities	519,818	(396,456)
Due to working interest owners	-	(49,044)
Funds received pending settlement	-	520,400
Interest payable	204,364	(167,661)
Net cash provided by (used) in operating activities	465,592	(4,826,089)

Cash Flows From Investing Activities
Investment in oil and gas properties	(9,460,830)	(2,293,497)
Acquisition of office equipment	2,182	(1,863)
Proceeds from sale of leases	-	2,127,489
Net cash provided by (used) in investing activities	(9,458,648)	(167,871)

Cash Flows From Financing Activities
Proceeds from short term advance	-	150,000
Repayment of short term advance	-	(150,000)
Proceeds from sale of common stock	-	3,000,000
Proceeds from sale of preferred stock	-	1,000,000
Preferred dividends paid in cash	-	(320,724)
Proceeds from warrant exercise	243,300	1,999,310
Proceeds from promissory notes	10,541,475	708,014
Repayment of convertible notes	(2,509,500)	-
Repayment of promissory notes	-	(649,741)
Net cash provided by financing activities	8,275,275	5,736,859

Net increase (decrease) in cash	(717,781)	742,899
Cash - beginning of period	1,769,499	1,026,600

Cash - end of period	$1,051,720	$1,769,499

Supplemental disclosure of cash flow information: (Non Cash Items)
Common stock issued for financing costs	$279,754	$-
Common stock issued for mineral interests	$6,812,362	$1,975,046
Common stock issued in conversion of promissory notes	$1,007,890	$-
Accounts payable increase-Investment in oil and gas properties	$375,000	$-
Warrants issued for mineral interests	$-	$1,290,761
Cash paid for interest	$813,652	$603,157
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

On November 23, 2010, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) between the major shareholders of PPS and the shareholders of Torchlight Energy, Inc. (“TEI”). As a result of the transactions effected by the Exchange Agreement, at closing TEI became our wholly-owned subsidiary, and the business of TEI became our sole business. TEI was incorporated under the laws of the State of Nevada in June 2010. We are engaged in the acquisition, exploitation and/or development of oil and natural gas properties in the United States. We operate our business through our subsidiaries Torchlight Energy Inc., Torchlight Energy Operating, LLC, and Hudspeth Oil Corporation, Torchlight Hazel LLC, and Winkler Properties LLC.

2. GOING CONCERN

At December 31, 2017, the Company had not yet achieved profitable operations. We had a net loss of $919,910 for the year ended December 31, 2017 and had accumulated losses of $83,507,693 since our inception. We expect to incur further losses in the development of our business. The Company had working capital as of December 31, 2017 of $886,503. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of presentation—The financial statements are presented on a consolidated basis and include all of the accounts of Torchlight Energy Resources Inc. and its wholly owned subsidiaries, Torchlight Energy, Inc., Torchlight Energy Operating, LLC, Hudspeth Oil Corporation, Torchlight Hazel LLC, and Warwink Properties LLC. All significant intercompany balances and transactions have been eliminated.

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

Fair value of financial instruments – Financial instruments consist of cash, receivables, payables and promissory notes, if any. The estimated fair values of cash, receivables, and payables approximate the carrying amount due to the relatively short maturity of these instruments. The carrying amounts of any promissory notes approximate their fair value giving affect for the term of the note and the effective interest rates.

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

Cash and cash equivalents - Cash and cash equivalents include certain investments in highly liquid instruments with original maturities of three months or less.

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of December 31, 2017 and December 31, 2016, no valuation allowance was considered necessary.

As of December 31, 2017 and 2016 accounts receivable included $419,839 the Company computed as being due from Husky Ventures with respect to the sale of Chisholm Trail properties in 2015 and in dispute as part of the Husky legal action in process at those dates. Additionally, a payment of $520,400 made by Husky Ventures which is also disputed by the Company is included in current liabilities captioned “Funds received pending settlement”.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the years ended December 31, 2017 and 2016, the Company capitalized $1,010,868 and $215,938, respectively, of interest on unevaluated properties.

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

The Company accounts for stock option awards using the calculated value method. The expected term was derived using the simplified method provided in Securities and Exchange Commission release Staff Accounting Bulletin No. 110, which averages an awards weighted average vesting period and contractual term for “plain vanilla” share options.

The Company accounts for any forfeitures of options when they occur. Previously recognized compensation cost for an award is reversed in the period that the award is forfeited.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The calculation of diluted earnings per share excludes 20,882,132 shares issuable upon the exercise of outstanding warrants and options because their effect would be anti-dilutive.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations.

Recent accounting pronouncements – In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitledin exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard on January 1, 2018 and has elected the modified retrospective method of adoption. The new standard is not expected to have a material impact on the financial statements but will require expanded disclosure of revenues.

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

Subsequent events – The Company evaluated subsequent events through March 15, 2018, the date of issuance of these financial statements. Subsequent events are disclosed in Note 11.

4. OIL & GAS PROPERTIES

The following table presents the capitalized costs for oil & gas properties of the Company as of December 31, 2017 and 2016:

	2017	2016

Evaluated costs subject to amortization	$5,022,129	$1,470,939
Unevaluated costs	26,100,749	13,376,742
Total capitalized costs	31,122,878	14,847,681
Less accumulated depreciation, depletion and amortization	(5,543,599)	(5,455,393)
Total oil and gas properties	$25,579,279	$9,392,288

The Company identified impairment of $2,300,626 in 2017 related to its unevaluated properties. Although we had no recognized impairment expense in 2017, the Company has adjusted the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of unevaluated leases in 2017 in the amount of $2,300,626. The impact of this change will be to increase the basis for calculation of future period’s depletion, depreciation and amortization to include $2,300,626 of cost which will effectively recognize the impairment on the Consolidated Statement of Income over future periods. The $2,300,626 has also become an evaluated cost for purposes of future period’s Ceiling Tests and which may further recognize the impairment expense recognized in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. OIL & GAS PROPERTIES - continued

Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a further write-down could occur. Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place. Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.

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

Also on January 30, 2017, our wholly-owned subsidiary, Torchlight Energy, Inc., a Nevada corporation (“TEI”), entered into and closed a Purchase and Sale Agreement with Wolfbone Investments, LLC, a Texas limited liability company (“Wolfbone”) which is wholly-owned by Gregory McCabe, our Chairman. Under the agreement, TEI acquired certain of Wolfbone’s Hazel Project assets, including its interest in the Flying B Ranch #1 well and the 40 acre unit surrounding the well, for consideration of $415,000, and additionally, Wolfbone caused to be cancelled a total of 2,780,000 warrants to purchase our common stock, including 1,500,000 warrants held by McCabe Petroleum Corporation, an entity owned by Mr. McCabe, and 1,280,000 warrants held by Green Hill Minerals, an entity owned by Mr. McCabe’s son, which warrant cancellations were effected through certain Warrant Cancellation Agreements. The 1,500,000 warrants held by McCabe Petroleum Corporation had an exercise price of $1.00 per share and an expiration date of April 4, 2021. The warrants held by Green Hill Minerals included 100,000 warrants with an exercise price of $1.73 and an expiration date of September 30, 2018 and 1,180,000 warrants with an exercise price of $0.70 and an expiration date of February 15, 2020.

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

Winkler Project, Winkler County, Texas

On December 1, 2017, the Agreement and Plan of Reorganization that we and our newly formed wholly-owned subsidiary, Torchlight Wolfbone Properties, Inc., a Texas corporation (“TWP”), entered into with McCabe Petroleum Corporation, a Texas corporation (“MPC”), and Warwink Properties, LLC, a Texas limited liability company (“Warwink Properties”) closed. Under the agreement, which was entered into on November 14, 2017, TWP merged with and into Warwink Properties and the separate existence of TWP ceased, with Warwink Properties becoming the surviving organization and our wholly-owned subsidiary. Warwink Properties was wholly owned by MPC which is wholly owned by Gregory McCabe, our Chairman. Warwink Properties owns certain assets, including a 10.71875% working interest in 640 acres in Winkler County, Texas. At closing of the merger transaction, our shares of common stock of TWP converted into a membership interest of Warwink Properties, the membership interest in Warwink Properties held by MPC ceased to exist, and we issued MPC 2,500,000 restricted shares of common stock as consideration. Also on December 1, 2017, MPC closed its transaction with MECO IV, LLC (“MECO”) for the purchase and sale of certain assets as contemplated by the Purchase and Sale Agreement dated November 9, 2017 (the “MECO PSA”), to which we are not a party. Under the MECO PSA, Warwink Properties received a carry from MECO (through the tanks) of up to $1,475,000 in the next well drilled on the Winkler County leases. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on December 5, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. OIL & GAS PROPERTIES - continued

Also on December 1, 2017, the transactions contemplated by the Purchase Agreement that our wholly-owned subsidiary, Torchlight Energy, Inc., a Nevada corporation (“TEI”), entered into with MPC closed. Under the Purchase Agreement, which was entered into on November 14, 2017, TEI acquired beneficial ownership of certain of MPC’s assets, including acreage and wellbores located in Ward County, Texas (the “Ward County Assets”). As consideration under the Purchase Agreement, at closing TEI issued to MPC an unsecured promissory note in the principal amount of $3,250,000, payable in monthly installments of interest only beginning on January 1, 2018, at the rate of 5% per annum, with the entire principal amount together with all accrued interest due and payable on December 31, 2020. In connection with TEI’s acquisition of beneficial ownership in the Ward County Assets, MPC sold those same assets, on behalf of TEI, to MECO at closing of the MECO PSA, and accordingly, TEI received $3,250,000 in cash for its beneficial interest in the Ward County Assets. Additionally, at closing of the MECO PSA, MPC paid TEI a performance fee of $2,781,500 in cash as compensation for TEI’s marketing and selling the Winkler County assets of MPC and the Ward County Assets as a package to MECO.

During 2016 the Company sold its Cimarron and Marcelina properties. Those sales of the Cimarron and the Marcelina properties in 2016 represented substantial percentages of reserves at the time of each sale and were presented on the Consolidated Statement of Operations for 2016. Proceeds from the sale of Cimarron and Marcelina properties were $750,000 and $877,489 respectively. The combined loss on sale for 2016 was $283,285.

5. RELATED PARTY PAYABLES

As of December 31, 2017, related party payables consisted of accrued and unpaid compensation to one of our executive officers totaling $45,000.

As of December 31, 2016, related party payables consisted of accrued and unpaid compensation to one of our executive officers totaling $45,000 and $192,044 in Director Fees payable to our Directors.

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company has a noncancelable lease for its office premises that expires on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for lease was $84,197 and $81,595 for the year ended December 31, 2017 and 2016, respectively.

Approximate future minimum rental commitments under the office premises lease are:

Year Ending December 31,	Rent

2018	$96,660
To 2019 Expiration	88,605
Total	$185,265

Environmental matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of December 31, 2017 and 2016, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES - continued

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

On May 22, 2017, the Court granted Gastar Exploration, Inc., J. Russell Porter, Michael A. Gerlich, and Jerry R. Schuyler’s (“Gastar Defendants”) motion for summary judgment dismissing all of Torchlight’s claims against the Gastar Defendants with prejudice. The only claim remaining related to the Gastar Defendants is a counterclaim against Torchlight by Gastar Exploration, Inc. for Torchlight’s alleged breach of a release that Gastar Exploration, Inc. claims occurred because Torchlight filed this lawsuit against the Gastar Defendants. Torchlight alleges in its lawsuit that this release is unenforceable against all the Defendants including but not limited to Gastar Defendants.  On January 12, 2018, the Court heard but has not yet ruled on cross-motions for summary judgment by Gastar and Torchlight to resolve Gastar’s remaining claims against Torchlight. The case is currently set for trial on May 30, 2018.

7. STOCKHOLDERS’ EQUITY

Common Stock

During the years ended December 31, 2017 and 2016, the Company issued -0- and 3,750,000 shares of common stock, respectively, for cash of $-0- and $3,000,000.

During the years ended December 31, 2017 and 2016, the Company issued 507,897 and 768,832 shares of common stock with total fair values of $579,754 and $670,074, respectively, as compensation for services.

During the years ended December 31, 2017 and 2016, the Company issued 6,420,395 and 2,824,881 shares of common stock for lease interests with total fair values of $6,812,362 and $1,975,046, respectively.

During the year ended December 31, 2017 and 2016, the Company issued -0- and 10,257,439 shares of common stock, respectively, in conversions of preferred stock valued at $-0- and $13,399,992.

During the year ended December 31, 2017 the Company issued 1,007,890 shares of common stock, in conversions of notes payable valued $1,007,890.

During the year ended December 31, 2017 and 2016, the Company issued 307,349 and 3,888,745 shares of common stock, respectively, resulting from warrant exercises for consideration totaling $243,300 and $2,543,749.

Preferred Stock

During the year ended December 31, 2016, the Company issued 10,000 shares of Series C preferred stock for $1,000,000 in cash. The proceeds were deposited as a prepayment with the operator for development cost of the Flying B #2 well in the Hazel Project. The preferred holders exercised their option in fourth quarter of 2016 to convert their preferred shares into an aggregate 33.33% working interest in the Flying “B” #2 whereupon they received credit for the prepayment to their working interest joint interest billing accounts.

During the year ended December 31, 2016 the Company paid dividends on preferred stock in cash of $320,724. In addition, during the year 2016, 440,262 shares of common stock were issued for dividends on preferred stock.

There was no outstanding Preferred Stock as of December 31, 2017.

Warrants and Options

During the years ended December 31, 2017 and 2016, the Company issued/vested 1,808,026 and 6,437,267 warrants and options with total fair values of $1,093,104 and $2,205,231, respectively, as compensation for services.

During the years ended December 31, 2017, and 2016, the Company issued -0- and 137,500 warrants, respectively, in connection with financing transactions, with total values of $-0- and $80,750.

During the years ended December 31, 2017 and 2016, the Company issued -0- and 3,412,525 warrants and 6,420,395 and 2,824,881 shares of common stock, respectively, in connection with the acquisition of lease interests, respectively, with total value of $6,812,362 and $3,265,807.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS’ EQUITY - continued

A summary of warrants outstanding as of December 31, 2017 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2018	2019	2020	2021	Total

$0.50	400,000	-	-	-	400,000
$0.70	-	-	420,000	-	420,000
$0.77	-	100,000	-	-	100,000
$1.00	-	25,116	-	-	25,116
$1.03	-	-	-	120,000	120,000
$1.08	-	37,500	-	-	37,500
$1.40	-	-	1,121,736		1,121,736
$1.64	-	-	-	200,000	200,000
$1.73	100,000	-	-	-	100,000
$1.80	-	-	1,250,000	-	1,250,000
$2.00	1,906,249	-	-	-	1,906,249
$2.03	2,000,000	-	-	-	2,000,000
$2.09	2,800,000	-	-	-	2,800,000
$2.23	-	-	832,512	-	832,512
$2.29	120,000	-	-	-	120,000
$2.50	-	35,211	-	-	35,211
$2.82	38,174	-	-	-	38,174
$3.50	-	15,000	-	-	15,000
$4.50	-	700,000	-	-	700,000
$6.00	523,123	22,580	-	-	545,703
$7.00	-	700,000	-	-	700,000
	7,887,546	1,635,407	3,624,248	320,000	13,467,201

A summary of stock options outstanding as of December 31, 2017 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2018	2019	2020	2021	2022	Total

$0.97	-	-	-	259,742	-	259,742
$1.10	-	-	-	-	800,000	800,000
$1.57	-	-	5,997,163	-	-	5,997,163
$1.63	-	-	-	58,026	-	58,026
$1.79	-	-	300,000	-	-	300,000
	-	-	6,297,163	317,768	800,000	7,414,931

At December 31, 2017, the Company had reserved 20,882,132 common shares for future exercise of warrants and options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS’ EQUITY - continued

Warrants and options granted were valued using the Black-Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants issued were as follows:

2017

Risk-free interest rate	1.47% - 2.06%
Expected volatility of common stock	106% - 122%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	2.75 years - 5 years

2016

Risk-free interest rate	0.78%-1.22%
Expected volatility of common stock	101% - 189%
Dividend yield	0.00%
Discount due to lack of marketability	20-30%
Expected life of warrant	3 years - 5 years

8. INCOME TAXES

The Company recorded no income tax provision for 2017 and 2016 because of losses incurred. The Company has placed a full valuation allowance against net deferred tax assets because future realization of these assets is not assured.

The following is a reconciliation between the federal income tax benefit computed at statutory federal income tax rates and actual income tax provision for the years ended December 31, 2017 and 2016:

	Year ended	Year ended
	December 31, 2017	December 31, 2016
Federal income tax benefit at statutory rate	$(312,769)	$(2,869,293)
Permanent Differences	1,640	3,000
Other	719,197	4,096,946
Change in valuation allowance	(9,186,334)	(1,230,653)
Change in federal tax rate	8,778,266	-
Provision for income taxes	$-	$-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforward	$11,116,332	$16,269,090
Accruals	9,450	15,300
Reserves	4,501,899	7,156,559
Deferred tax liabilities:
Intangible drilling and other costs for oil and gas properties	(1,447,405)	(74,340)
Net deferred tax assets and liabilities	14,180,276	23,366,609
Less valuation allowance	(14,180,276)	(23,366,609)
Total deferred tax assets and liabilities	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES - continued

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $52,934,915 and $51,028,330 at December 31, 2017 and December 31, 2016, respectively. The federal net operating loss carryforward will begin to expire in 2032. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

On December 22, 2017, the U.S. government enacted comprehensive legislation titled the Tax Cuts and Jobs Act. Generally, effective for years 2018 and beyond, it makes broad and complex changes to the Internal Revenue Code, including, but not limited to, reducing the federal corporate income tax rate from 35% to 21%. As of December 31, 2017 we have made a reasonable estimate of the effects on our deferred tax assets and liabilities of the change in the corporate tax rate to be effective in 2018. The estimated amount is included our computation of net deferred tax assets and liabilities and the related valuation allowance.

9. PROMISSORY NOTES

The total outstanding balance of the 12% Series B Convertible Unsecured Promissory Notes at December 31, 2016 was $3,569,500. On April 24, 2017 we used $2,509,500 of the proceeds from the financing described below to redeem and repay a portion of the outstanding 12% Series B Convertible Unsecured Promissory Notes. Separately, $1,000,000 of the principal amount of the Series B Notes plus accrued interest was converted into 1,007,890 shares of common stock valued at $1,007,890 and $60,000 was rolled into the new debt financing.

On April 10, 2017, we sold to investors in a private transaction two 12% unsecured promissory notes with a total of $8,000,000 in principal amount. Interest only is due and payable on the notes each month at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity on April 10, 2020. The holders of the notes will also receive annual payments of common stock at the rate of 2.5% of principal amount outstanding, based on a volume-weighted average price. Both notes were sold at an original issue discount of 94.25% and accordingly, we received total proceeds of $7,540,000 from the investors. Debt issuance costs were paid by issuance of 204,574 shares of common stock valued at $279,754. We are using the proceeds for working capital and general corporate purposes, which includes, without limitation, drilling capital, lease acquisition capital and repayment of prior debt.

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

The effective interest rate is 16.15%.

In connection with the transaction effective December 5, 2017 for the acquisition of the Warwink properties, the Company borrowed $3.25 million from its Chairman, Greg McCabe on a three-year interest only promissory note bearing interest at 5% per annum.

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability for the period December 31, 2015 through December 31, 2017:

Asset retirement obligation – December 31, 2015	$29,083

Accretion expense	41
Removal of ARO for wells sold	(22,073)

Asset retirement obligation – December 31, 2016	$7,051

Estimated liabilities recorded	2,007
Accretion expense	216

Asset retirement obligation – December 31, 2017	$9,274

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SUBSEQUENT EVENTS

On February 6, 2018, we sold to an investor in a private transaction a 12% unsecured promissory note with a principal amount of $4,500,000. Interest only is due and payable on the note each month at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity on April 10, 2020. The holder of the note will also receive annual payments of common stock at the rate of 2.5% of principal amount outstanding, based on a volume-weighted average price. We sold the note at an original issue discount of 96.27% and accordingly, we received total proceeds of $4,332,150 from the investor. We intend to use the proceeds for working capital and general corporate purposes, which includes, without limitation, drilling capital, lease acquisition capital and repayment of prior debt.

This 12% promissory note allows for early redemption, provided that if we redeem before February 6, 2019, we must pay the holder all unpaid interest and common stock payments on the portion of the note redeemed that would have been earned through February 6, 2019. The note also contains certain covenants under which we have agreed that, except for financing arrangements with established commercial banking or financial institutions and other debts and liabilities incurred in the normal course of business, we will not issue any other notes or debt offerings which have a maturity date prior to the payment in full of the 12% note, unless consented to by the holder.

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

Investment in oil and gas properties during the years ended December 31, 2017 and 2016 is detailed as follows:

	2017	2016
Property acquisition costs	$7,227,362	$3,265,807
Development costs	$8,034,962	$2,055,526
Exploratory costs	$-	$-

Totals	$15,262,324	$5,321,333

Property acquisition cost relates to the Company’s acquisition of additional working interests in the Hazel Project in west Texas and the acquisition of the Warwink Project, also in west Texas. The development costs include work in the Orogrande and Hazel projects in west Texas. No development costs were incurred for Oklahoma properties in 2017.

Property acquisition costs presented above exclude interest capitalized into the full cost pool of $1,010,868 in 2017 and $215,938 in 2016.

Oil and Natural Gas Reserves

Reserve Estimates

SEC Case. The following tables sets forth, as of December 31, 2017, our estimated net proved oil and natural gas reserves, the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves and our estimated net probable oil and natural gas reserves, each prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”). All of our reserves are located in the United States.

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

The estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2017. For purposes of determining prices, we used the average of prices received for each month within the 12-month period ended December 31, 2017, adjusted for quality and location differences, which was $48.53 per barrel of oil and $2.58 per MCF of gas. This average historical price is not a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

	December 31, 2017			December 31, 2017
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	2,300	43,800	9,600	$132	$96
Proved Nonproducing	0	0	0	$-	$-
Total Proved	2,300	43,800	9,600	$132	$96

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$123

Probable Undeveloped	0	0	0	$-	$-

	December 31, 2016			December 31, 2016
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	1,400	23,300	5,284	$31	$29
Proved Nonproducing	46,800	467,600	124,733	$776	$301
Total Proved	48,200	490,900	130,017	$807	$330

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$341

Probable Undeveloped	0	0	0	$-	$-

The upward revisions of previous estimates from 2016 to 2017 of proved producing reserves of 900 Bbls and 20,500 MCF results primarily from 2017 reserve report calculations for the Company’s properties driven by industry conditions and the change in the proportional quantities of oil and gas in production from the Judy well in Oklahoma from 2016 to 2017.

Reserve values as of December 31, 2017 are related to a single producing well in Oklahoma – the Judy well in the Prairie Grove AMI.

BOE equivalents are determined by combining barrels of oil with MCF of gas divided by six.

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Year Ended December 31, 2017

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:
	Crude Oil (Bbls)	Natural Gas (Mcf)	BOE
TOTAL PROVED RESERVES:
Beginning of period	48,200	490,900	130,017
Revisions of previous estimates	(35,509)	(437,841)	(108,483)
Extensions, discoveries and other additions	-	-	-
Divestiture of reserves	-	-	-
Acquisition of reserves	-	-	-
Production	(10,391)	(9,259)	(11,934)
End of period	2,300	43,800	9,600

PROVED DEVELOPED RESERVES
Proved developed producing	2,300	43,800	9,600
Proved nonproducing	-	-	-
Total	2,300	43,800	9,600

Standardized Measure of Oil & Gas Quantities
Year Ended December 31, 2017 & 2016

The standardized measure of discounted future net cash flows relating
to proved oil and natural gas reserves is as follows :	2017	2016

Future cash inflows	$240,370	$3,156,970
Future production costs	(108,000)	(1,000,410)
Future development costs	-	(1,350,000)
Future income tax expense	-	-
Future net cash flows	132,370	806,560
10% annual discount for estimated
timing of cash flows	(9,102)	(465,644)
Standardized measure of discounted future
net cash flows related to proved reserves	$123,268	$340,916

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows :
	2017	2016
Balance, beginning of period	$340,916	$5,935,188
Net change in sales and transfer prices and in production (lifting) costs related to future production	207,241	(482,569)
Changes in estimated future development costs	116,934	(791,630)
Net change due to revisions in quantity estimates	(129,565)	482,272
Accretion of discount	28,604	80,393
Other	(43,372)	172,169

Net change due to extensions and discoveries	-	-
Net change due to sales of minerals in place	-	(191,470)
Sales and transfers of oil and gas produced during the period	(397,490)	(29,749)
Previously estimated development costs incurred during the period	-	58,575
Net change in income taxes	-	(4,892,263)
Balance, end of period	$123,268	$340,916

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

Results of Operations for Oil and Gas Producing Activities
For the Year Ended December 31, 2017	Total	Texas	Oklahoma

Oil and Gas revenue	$570,499	$521,820	$48,679

Production costs	173,187	155,897	17,290
Depreciation, depletion, and amortization	100,156	0	100,156
Exploration expenses	-	-	-
	273,343	155,897	117,446

Income tax expense	-	-	-

Results of Operations (excluding corporate overhead, impairment expense, and interest costs)	$297,156	$365,923	$(68,767)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9A. CONTROLS AND PROCEDURES - continued

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Exchange Act. The company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management has also evaluated the effectiveness of its internal control over financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework (2013). Based on the results of this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2017. The independent registered public accounting firm of Briggs & Veselka Co, as auditors of the Company’s financial statements included in the Annual Report, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position(s) and Office(s)
John A. Brda	53	Chief Executive Officer, Secretary and Director
Roger N. Wurtele	71	Chief Financial Officer
Greg McCabe, Sr.	56	Director
Alexandre Zyngier	48	Director
R. David Newton	63	Director
E. Scott Kimbrough	67	Director
Michael Graves	50	Director

Below is certain biographical information of our executive officers and directors:

John A. Brda – Mr. Brda has been our Chief Executive Officer since December 2014 and our Secretary and a member of the Board of Director since January 2012. He has been the Managing Member of Brda & Company, LLC since 2002, which provided consulting services to public companies—with a focus in the oil and gas sector—on investor relations, equity and debt financings, strategic business development and securities regulation matters, prior to him becoming President of the company.

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

Michael J. Graves – Mr. Graves has served on the Board of Directors since August 17, 2017. He is a Certified Public Accountant, and since 2005 he has been a managing shareholder of Fitch & Graves in Sioux City, Iowa, which provides accounting and tax, financial planning, consulting and investment services. Since 2008, he has also been a registered representative with Western Equity Group where he has worked in investment sales. He is also presently a shareholder in several businesses involved in residential construction and property rentals. Previously, he worked at Bill Markve & Associates, Gateway 2000 and Deloitte & Touche. He graduated Summa Cum Laude from the University of South Dakota with a B.S. in Accounting.

With Mr. Graves’ extensive background in accounting and investment businesses, we believe his understanding of financial statements, business valuations, and general business performance are a valuable asset to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2017, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2017, with the exception of (i) three Form 4’s (including a Form 4/A) filed late by Gregory McCabe, and (ii) a Form 4 filed late by Alexandre Zyngier.

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

Audit Committee

We maintain a separately-designated standing audit committee. The Audit Committee currently consists of our three independent directors, Alexandre Zyngier, Michael Graves, and R. David Newton. Mr. Zyngier is the Chairman of the Audit Committee, and the Board of Directors has determined that he is an audit committee financial expert as defined in Item 5(d)(5) of Regulation S-K. The primary purpose of the Audit Committee is to oversee our accounting and financial reporting processes and audits of our financial statements on behalf of the Board of Directors. The Audit Committee meets privately with our management and with our independent registered public accounting firm and evaluates the responses by our management both to the facts presented and to the judgments made by our outside independent registered public accounting firm.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2017 and 2016 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers.

Summary Executive Compensation Table

	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in	All Other	Total
		($)	($)	Awards	Awards	Incentive	Pension	Compensation	($)
				($)	($)	Plan	Value	($)
					(A)	Compensation	and
Name and					(1)	($)	Nonqualified
Principal							Deferred
Position							Compensation
							($)
John A. Brda	2017	$375,000	-	-	$-	-	-	-	$375,000
CEO/Secretary/Director	2016	$375,000	-	-	$712,500	-	-	-	$1,087,500

Roger Wurtele	2017	$225,000	-	-	$-	-	-	-	$225,000
CFO	2016	$225,000	-	-	$356,250	-	-	-	$581,250

(A)	Stock/Option Value as applicable is determined using the Black Scholes Method.

(1)
On June 11, 2015, we granted new stock option awards to our executive officers, as follows: 3,000,000 stock options to John Brda, President and Chief Executive Officer and 1,500,000 stock options to Roger Wurtele, Chief Financial Officer. The options were granted under our 2015 Stock Option Plan which plan was approved by stockholders on September 9, 2015. The options are subject to a two-year vesting schedule with one-half vesting September 9, 2015, one-fourth vesting after one year of the grant date, and the remaining one-fourth vesting after the second year, provided however that the options will be subject to earlier vesting under certain events set forth in the 2015 Stock Option Plan, including without limitation a change in control.

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

Employment Agreements

On June 16, 2015, we entered into new five-year employment agreements with each of John Brda, our President and Chief Executive Officer and Roger Wurtele, our Chief Financial Officer. Under the new agreements, which replace and supersede their prior employment agreements, each individual’s salary was increased by 25%, so that the salaries of Messrs. Brda and Wurtele were $375,000, and $225,000, respectively, provided these salary increases will accrue unpaid until such time as management believes there is adequate cash for such increases. Also under the new agreements, each individual was eligible for a bonus, at the Compensation Committee’s discretion, of up to two times his salary and was eligible for any additional stock options, as deemed appropriate by the Compensation Committee. Each agreement also provided that if we (or our successor) terminate the employee upon the occurrence of a change in control, the employee will be paid in one lump sum his salary and any bonus or other amounts due through the end of the term of the agreement. Each employment agreement also has a covenant not to compete.

ITEM 11. EXECUTIVE COMPENSATION - continued

Outstanding Equity Awards at Fiscal Year End

The following table details all outstanding equity awards held by our named executive officers at December 31, 2017:

	Option Awards
	Number of		Number of	Equity Incentive
	Securities		Securities	Plan Awards: Number of
	Underlying		Underlying	Securities
	Unexercised		Unexercised	Underlying	Option
	Options		Options	Unexercised	Exercise	Option
	(#)		(#)	Unearned Options	Price	Expiration
Name	Exercisable		Unexercisable	(#)	($)	Date

John A. Brda	245,000		-	-	$2.00	9/4/2018
	3,000,000	(1)		-	$1.57	6/11/2020

Roger Wurtele	300,000	(2) (3)	-	-	$2.09	10/10/2018
	1,500,000	(1)	-	-	$1.57	6/11/2020

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

(2)	Mr. Wurtele gifted these options to Birch Glen Investments Ltd. Mr. Wurtele and his wife together hold a 98% interest in the general partner of Birch Glen Investments Ltd.

(3)	These options were awarded to Mr. Wurtele in October 2013. 100,000 options vested in October 2013 and the remaining 200,000 options vested on January 2, 2014.

Compensation of Directors

We have no standard arrangement pursuant to which directors are compensated for any services they provide or for committee participation or special assignments. We anticipate, however, implementing more standardized director compensation arrangements in the near future.

Summary Director Compensation Table

Compensation to directors during the year ended December 31, 2017 was as follows:

	Fees Earned		Option Awards		Nonqualified
	Paid			Non-Equity	Deferred	All
	in	Stock	Option	Incentive Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)(A)	($)	($)	($)	($)

Alexandre Zyngier	-	$112,500 (1)	$110,000 (2)	-	-	-	$185,000
R. David Newton	-	-	$110,000 (2)	-	-	-	$110,000
E. Scott Kimbrough	-	-	$110,000 (2)	-	-	-	$110,000
Michael Graves	-	-	$110,000 (2)	-	-	-	$110,000

(A)	Stock Value as applicable is determined using the Black Scholes Method.

ITEM 11. EXECUTIVE COMPENSATION - continued

(1)
In October 2016, our Board of Directors formed a special committee called the “Litigation Committee,” appointed Mr. Zyngier to that committee, and approved compensating Mr. Zyngier for his role with the Litigation Committee by paying him up to $150,000 over four quarters, with the first quarterly payment of $37,500 being made on October 11, 2016 and $37,500 being payable at the beginning of each three months thereafter that certain litigation is not settled or otherwise resolved, up to a maximum amount of $150,000. Each payment was to either be paid in cash or common stock at our election. For a stock payment, the amount of shares of common stock issued would be based on the closing price of our common stock on the day of the payment. On December 8, 2016, stockholders approved giving the Company authority to make these payments in stock. Immediately after the December 8, 2016 meeting of stockholders, the Board of Directors held a meeting, at which Mr. Zyngier and the Board discussed placing vesting restrictions on all the above shares described in this footnote, and accordingly such shares were not immediately issued. Subsequently in January 2017, the Board and Mr. Zyngier agreed on what the vesting restrictions would be and we issued him the 136,986 shares in connection with his directorship and 47,504 shares in lieu of the cash payment of $37,500 that was payable to Mr. Zyngier on October 11, 2016 in connection with his role on the Litigation Committee. Additionally on April 26, 2017, 28,626 shares were issued for the $37,500 payment due 1/11/17 and 23,885 shares were issued for the payment due 4/11/17. On 7/11/17, 25,000 shares were issued for the final payment. As of the date of this report, none of these shares have vested.

(2)
On August 17, 2017, this director was granted 200,000 stock options under the 2015 Stock Option Plan as director compensation. 100,000 of the stock options vested immediately, and the remaining 100,000 stock options will vest on August 17, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 15, 2018, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. The table includes these persons’ beneficial ownership of common stock. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Torchlight Energy Resources, Inc., 5700 W. Plano Parkway, Suite 3600, Plano, Texas 75093. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 63,378,033 shares of common stock outstanding at March 15, 2018 (which amount excludes the 262,001 restricted shares of common stock issued to our director Alexandre Zyngier). In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2018 and shares of common stock issuable upon conversion of other securities held by that person that are currently convertible or convertible within 60 days of March 15, 2018. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - continued

Shares Beneficially Owned

	Common Stock
Name of beneficial owner	Shares		% of Class

John A. Brda	5,513,322	(1)	8.28
President, CEO, Secretary and Director

Gregory McCabe	13,648,390	(2)	21.51
Director (Chairman of the Board)

Roger N. Wurtele	1,810,000	(3)	2.78
Chief Financial Officer

E. Scott Kimbrough	258,884	(4)	*
Director

R. David Newton	258,884	(5)	*
Director

Alexandre Zyngier	100,000		*
Director

Michael J. Graves	125,000	(6)	*
Director

All directors and executive officers as a group (7 persons)	21,814,480		32.10

Robert Kenneth Dulin (7)	4,351,381	(7)	6.68

Willard G. McAndrew III (8)	3,993,046	(8)	5.94

(1)
Includes 2,268,322 shares of common stock held by the John A. Brda Trust (the “Trust”). Mr. Brda is the settlor of the Trust and reserves the right to revoke the Trust without the consent of another person. Further, he is the trustee of the Trust and exercises investment control over the securities held by the Trust. Also includes stock options that are exercisable into 3,245,000 shares of common stock, held individually by Mr. Brda.

(2)
Includes (a) 10,264,335 shares of common stock held individually by Mr. McCabe; (b) securities held by G Mc Exploration, LLC (“GME”), including (i) 797,099 shares of common stock and (ii) 86,956 shares issuable upon exercise of warrants; and (c) 2,500,000 shares of common stock beneficially owned by McCabe Petroleum Corporation (“MPC”). Mr. McCabe may be deemed to hold beneficial ownership of securities held by GME as a result of his ownership of 50% of the outstanding membership interests of GME. Mr. McCabe may be deemed to hold beneficial ownership of securities held by MPC as a result of his ownership of 100% of the outstanding shares of capital stock of MPC.

(3)
Includes 10,000 shares of common stock and stock options that are exercisable into 1,500,000 shares of common stock held individually by Mr. Wurtele. Also includes stock options held by Birch Glen Investments Ltd. that are exercisable into 300,000 shares of common stock. Mr. Wurtele and his wife together hold a 98% interest in the general partner of Birch Glen Investments Ltd., and Mr. Wurtele shares voting and investment authority over the shares held by Birch Glen Investments Ltd. Additionally, the general partner and 1% owner of WMDM Family, Ltd. (see footnote “(7)” below) is a limited liability company which is owned by a trust of which Mr. Wurtele is the trustee. Securities held by WMDM Family, Ltd. are not included, however, because Mr. Wurtele is not deemed to have voting or investment authority over the shares held by WMDM Family, Ltd. Mr. Wurtele disclaims beneficial ownership of shares held by WMDM Family, Ltd.

(4)	Includes stock options that are exercisable into 258,884 shares of common stock held individually by Mr. Kimbrough.

(5)	Includes stock options that are exercisable into 258,884 shares of common stock held individually by Mr. Newton.

(6)	Includes stock options that are exercisable into 100,000 shares of common stock held individually by Mr. Graves.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - continued

(7)
Includes (a) securities held individually by Robert Kenneth Dulin, including (i) 27,000 shares of common stock and (ii) warrants that are exercisable into 150,000 shares of common stock; (b) 243,360 shares of common stock held in trust for the benefit of immediate family members of Mr. Dulin; (c) securities held by Sawtooth Properties, LLLP (“Sawtooth”), including (i) 892,258 shares of common stock and (ii) warrants that are exercisable into 234,745 shares of common stock; (d) securities held by Black Hills Properties, LLLP (“Black Hills”), including (i) 612,099 shares of common stock, and (ii) warrants that are exercisable into 189,956 shares of common stock; (e) securities held by Pine River Ranch, LLC (“Pine River”), including (i) 801,939 shares of common stock and (ii) warrants that are exercisable into 450,024 shares of common stock; and (f) securities held by Pandora Energy, LP (“Pandora”), including warrants that are exercisable into 750,000 shares of common stock. Mr. Dulin is trustee/custodian of each of the trusts and/or accounts referenced in “(b)” above and has voting and investment authority over the shares held by them. Mr. Dulin is the Managing Partner of Sawtooth Properties, LLLP, the Managing Partner of Black Hills, the Managing Member of Pine River, and the General Partner of Pandora, and he has voting and investment authority over the shares held by each entity. Mr. Dulin’s address is 8449 Greenwood Drive, Niwot, Colorado, 80503. The information herein is based in part on information provided to us by Mr. Dulin, and accordingly, we are unable to verify the accuracy this information.

(8)
Includes 95,883 shares of common stock and stock options that are exercisable into 1,497,163 shares of common stock held individually by Mr. McAndrew. Also includes securities held by WMDM Family, Ltd., including warrants that are exercisable into 900,000 shares of common stock and stock options that are exercisable into 1,500,000 shares of common stock. The general partner and 1% owner of WMDM Family, Ltd. is a limited liability company of which Mr. McAndrew is the manager. He has voting and investment authority over the shares held by WMDM Family, Ltd. Mr. McAndrew’s address is 6608 Indian Trail, Plano TX 75024. The information herein is based in part on information provided to us by Mr. McAndrew, and accordingly, we are unable to verify the accuracy this information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - continued

On November 15, 2017, we and our wholly-owned subsidiary, Hudspeth Oil Corporation, a Texas corporation (“HOC”), entered into an Assignment of Farmout Agreement with Founders Oil & Gas, LLC (“Founders”) and Wolfbone Investments, LLC (“Wolfbone”), along with Pandora Energy, LP as a party to the agreement for limited purposes. Wolfbone is owned by our Chairman, Gregory McCabe. Under the agreement, Founders will assign to HOC and Wolfbone all its right, title and interest in the remaining leases under the original Farmout Agreement that Founders entered into with us on September 23, 2015; provided, however, that Founders will retain an undivided 9.5% of 8/8ths working interest and 9.5% of 75% of 8/8ths net revenue interest to the remaining leases, which retained interest will be carried by HOC and Wolfbone through the next $40,500,000 in total costs. Accordingly, HOC and Wolfbone will each gain a 20.25% working interest in the remaining leases, bringing HOC’s total working interest to 67.75%. On behalf of HOC and Wolfbone, Founders (through its operating affiliate) will take such action necessary to spud the University Founders A 25 Well on or before December 1, 2017. After spudding of the well, Founders’ operating affiliate will remain operator of that well under the direction of us and Gregory McCabe.

On December 1, 2017, the transactions contemplated by the Agreement and Plan of Reorganization that we and our newly formed wholly-owned subsidiary, Torchlight Wolfbone Properties, Inc., a Texas corporation (“TWP”), entered into with McCabe Petroleum Corporation, a Texas corporation (“MPC”), and Warwink Properties, LLC, a Texas limited liability company (“Warwink Properties”) closed. Under the agreement, which was entered into on November 14, 2017, TWP merged with and into Warwink Properties and the separate existence of TWP ceased, with Warwink Properties becoming the surviving organization and our wholly-owned subsidiary. Warwink Properties was wholly owned by MPC which is wholly owned by Gregory McCabe, our Chairman. Warwink Properties owns certain assets, including a 10.71875% working interest in 640 acres in Winkler County, Texas. At closing of the merger transaction, our shares of common stock of TWP converted into a membership interest of Warwink Properties, the membership interest in Warwink Properties held by MPC ceased to exist, and we issued MPC 2,500,000 restricted shares of common stock as consideration. Also on December 1, 2017, MPC closed its transaction with MECO IV, LLC (“MECO”) for the purchase and sale of certain assets as contemplated by the Purchase and Sale Agreement dated November 9, 2017 (the “MECO PSA”), to which we are not a party. Under the MECO PSA, Warwink Properties received a carry from MECO (through the tanks) of up to $1,475,000 in the next well drilled on the Winkler County leases. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on December 5, 2017.

Also on December 1, 2017, the transactions contemplated by the Purchase Agreement that our wholly-owned subsidiary, Torchlight Energy, Inc., a Nevada corporation (“TEI”), entered into with MPC closed. Under the Purchase Agreement, which was entered into on November 14, 2017, TEI acquired beneficial ownership of certain of MPC’s assets, including acreage and wellbores located in Ward County, Texas (the “Ward County Assets”). As consideration under the Purchase Agreement, at closing TEI issued to MPC an unsecured promissory note in the principal amount of $3,250,000, payable in monthly installments of interest only beginning on January 1, 2018, at the rate of 5% per annum, with the entire principal amount together with all accrued interest due and payable on December 31, 2020. In connection with TEI’s acquisition of beneficial ownership in the Ward County Assets, MPC sold those same assets, on behalf of TEI, to MECO at closing of the MECO PSA, and accordingly, TEI received $3,250,000 in cash for its beneficial interest in the Ward County Assets. Additionally, at closing of the MECO PSA, MPC paid TEI a performance fee of $2,781,500 in cash as compensation for TEI’s marketing and selling the Winkler County assets of MPC and the Ward County Assets as a package to MECO.

Director Independence

We currently have four independent directors on our Board, Alexandre Zyngier, E. Scott Kimbrough, Michael Graves, and R. David Newton. The definition of “independent” used herein is based on the independence standards of The NASDAQ Stock Market LLC. The Board performed a review to determine the independence of these Directors and made a subjective determination as to each of these directors that no transactions, relationships, or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of Torchlight Energy Resources, Inc. In making these determinations, the Board reviewed information provided by these directors with regard to each Director’s business and personal activities as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided by our former auditor, Calvetti Ferguson, during the years ended December 31, 2017 and 2016 and Briggs & Veselka Co. who were engaged in 2017 for our year end December 31, 2017 audit.

	2017	2016
Audit Fees(1)	$196,666	$73,968
Audit Related Fees(2)	-	26,280
Tax Fees(3)	65,888	22,035
All Other Fees	-	450

Total Fees	$262,554	$122,733

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

10.8	Purchase and Sale Agreement with Husky Ventures, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 12, 2015) *

10.10	Purchase Agreement with McCabe Petroleum Corporation for acquisition of “Hazel Project” (Incorporated by reference from Form 10-Q filed with the SEC on August 15, 2016) *

10.11	Resignation and Settlement Agreement with Willard G. McAndrew (Incorporated by reference from Form 10-Q filed with the SEC on November 10, 2016) *

10.12	Agreement and Plan of Reorganization and Plan of Merger with Line Drive Energy, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.13	Purchase and Sale Agreement with Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.14	12% 2020 Senior Unsecured Promissory Note (form of) (Incorporated by reference from Form 10-Q filed with the SEC on May 12, 2017) *

10.15	Agreement and Plan of Reorganization and Plan of Merger with McCabe Petroleum Corporation and Warwink Properties, LLC

ITEM 15. EXHIBITS - continued

10.16	Purchase Agreement with Torchlight Energy, Inc. and McCabe Petroleum Corporation

10.17	Promissory Note for $3,250,000 by Torchlight Energy, Inc. to McCabe Petroleum Corporation

10.18	Assignment of Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and Wolfbone Investments, LLC

10.19	12% 2020 Senior Unsecured Promissory Note for $4,500,000 with David A. Straz, Jr Revocable Trust of 1986

14.1	Code of Ethics (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

16.01	Letter from Calvetti Ferguson to the Securities and Exchange Commission (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2016) *

21.1	Subsidiaries

23.1	Consent of Briggs & Veselka Co.

23.2	Consent of PeTech Enterprises, Inc.

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

Torchlight Energy Resources, Inc.

/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date:	March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Brda
John A. Brda	Director, Chief Executive Officer, President and Secretary	March 16, 2018

/s/ Gregory McCabe
Gregory McCabe	Director (Chairman of the Board)	March 16, 2018

/s/ Roger N. Wurtele
Roger N. Wurtele	Chief Financial Officer and Principal Accounting Officer	March 16, 2018

/s/ E. Scott Kimbrough
E. Scott Kimbrough	Director	March 16, 2018

/s/ R. David Newton
R. David Newton	Director	March 16, 2018

/s/ Alexandre Zyngier
Alexandre Zyngier	Director	March 16, 2018

/s/ Michael J. Graves
Michael J. Graves	Director	March 16, 2018