Form 10-Q
period 2018-03-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2018-05-10
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of May 10, 2018, there were 69,790,034 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017 and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with our future operating or financial results, our financial condition and liquidity, including our ability to pay amounts that we owe, obtain additional financing in the future to fund capital expenditures, acquisitions and other general corporate activities, our ability to continue as a going concern, our development of successful operations, the speculative nature of oil and gas exploration, the volatile price of oil and natural gas, the risk of incurring liability or damages as we conduct business operations due to the inherent dangers involved in oil and gas operations, our ability to rely on strategic relationships which are subject to change, the competitive nature of the oil and gas market, changes in governmental rules and regulations, and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “Torchlight,” “we,” “our,” and similar terms include Torchlight Energy Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$1,162,024	$1,051,720
Accounts receivable	611,987	596,141
Production revenue receivable	141,255	142,932
Prepayments - development costs	-	1,335,652
Prepaid expenses	17,878	39,506
Total current assets	1,933,144	3,165,951

Oil and gas properties, net	29,998,276	25,579,279
Office equipment, net	12,806	15,716
Other assets	6,362	6,362

TOTAL ASSETS	$31,950,588	$28,767,308

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$580,476	$762,502
Funds received pending settlement	520,400	520,400
Accrued payroll	740,176	695,176
Related party payables	45,000	45,000
Due to working interest owners	54,320	54,320
Accrued interest payable	354,274	202,050
Total current liabilities	2,294,646	2,279,448

Unsecured promissory notes, net of discount and financing costs of $1,089,030	11,475,267	7,269,281
at March 31, 2018 and $795,017 at December 31, 2017
Note payable	3,250,000	3,250,000
Asset retirement obligations	9,368	9,274

Total liabilities	17,029,281	12,808,003

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized;
-0- issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, par value $0.001 per share; 150,000,000 shares authorized;	63,644	63,344
63,640,034 issued and outstanding at March 31, 2018
63,340,034 issued and outstanding at December 31, 2017
Additional paid-in capital	100,139,899	99,403,654
Accumulated deficit	(85,282,236)	(83,507,693)
Total stockholders' equity	14,921,307	15,959,305

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,950,588	$28,767,308

The accompanying notes are an integral part of these interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Revenue
Oil and gas sales	$481,164	$12,950

Cost of revenue	(228,903)	(4,157)

Gross profit	252,261	8,793

Operating expenses:
General and administrative expense	(1,675,840)	(993,404)
Depreciation, depletion and amortization	(107,133)	(24,517)
Impairment expense	(139,891)	-
Total operating expenses	(1,922,864)	(1,017,921)

Other income (expense)
Interest income	-	111
Interest and accretion expense	(103,941)	(47,266)
Total (expense)	(103,941)	(47,155)

Loss before income taxes	(1,774,544)	(1,056,283)

Provision for income taxes	-	-

Net loss	$(1,774,544)	$(1,056,283)

Loss per common share:
Basic and Diluted	$(0.03)	$(0.02)
Weighted average number of common shares outstanding:
Basic and Diluted	62,160,902	57,337,607

The accompanying notes are an integral part of these interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Cash Flows From Operating Activities
Net loss	$(1,774,544)	$(1,056,283)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	736,545	312,158
Accretion of note discounts	44,858	45,868
Depreciation, depletion and amortization	107,133	24,517
Impairment expense	139,891	-
Change in:
Accounts receivable	(15,847)	4,126
Production revenue receivable	1,678	355
Prepayment of development costs	1,335,652	255,879
Prepaid expenses	21,628	26,829
Other assets	-	13,357
Accounts payable and accrued expenses	(137,025)	(150,167)
Accounts payable related party	-	37,500
Accrued interest payable	152,224	(6,049)
Net cash from operating activities	612,193	(491,910)

Cash Flows From Investing Activities
Investment in oil and gas properties	(4,663,018)	(1,137,550)

Net cash from investing activities	(4,663,018)	(1,137,550)

Cash Flows From Financing Activities
Proceeds from promissory notes, net of offering costs	4,161,129	-
Net cash from financing activities	4,161,129	-

Net increase (decrease) in cash	110,304	(1,629,460)

Cash - beginning of period	1,051,720	1,769,499

Cash - end of period	$1,162,024	$140,039

Supplemental disclosure of cash flow information: (Non Cash Items)
Mineral interests received in warrant exercise	$-	$3,229,431

Cash paid for interest	$285,353	$105,618
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total

Balance, December 31, 2017	63,340,034	$63,344	$99,403,654	$(83,507,692)	$15,959,305

Issuance of common stock for services	300,000	300	364,700	-	365,000
Warrants issued for services	-	-	316,545	-	316,545
Stock options issued for services	-	-	55,000	-	55,000
Net loss	-	-	-	(1,774,544)	(1,774,544)

Balance, March 31, 2018	63,640,034	$63,644	$100,139,899	$(85,282,236)	$14,921,307

The accompanying notes are an integral part of these interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF BUSINESS

Torchlight Energy Resources, Inc. (“Company”) was incorporated in October 2007 under the laws of the State of Nevada as Pole Perfect Studios, Inc. (“PPS”). From its incorporation to November 2010, the Company was primarily engaged in business start-up activities.

On November 23, 2010, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) between the major shareholders of PPS and the shareholders of Torchlight Energy, Inc. (“TEI”). As a result of the transactions effected by the Exchange Agreement, at closing TEI became our wholly-owned subsidiary, and the business of TEI became our sole business. TEI was incorporated under the laws of the State of Nevada in June, 2010. We are engaged in the acquisition, exploitation and/or development of oil and natural gas properties in the United States. We operate our business through our subsidiaries Torchlight Energy Inc., Torchlight Energy Operating, LLC, Hudspeth Oil Corporation, Torchlight Hazel, LLC, and Winkler Properties LLC.

2. GOING CONCERN

At March 31, 2018, the Company had not yet achieved profitable operations. We had a net loss of $1,774,544 for the three months ended March 31, 2018 and had accumulated losses of $85,282,236 since our inception. The Company had working capital deficit as of March 31, 2018 of $361,502. We expect to incur further losses in the development of our business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, the accompanying unaudited financial condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position as of, and the results of operations for, all periods presented. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results. Certain reclassifications have been made to the prior period’s consolidated financial statements and related footnotes to conform them to the current period presentation.

Risks and uncertainties – The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating an emerging business, including the potential risk of business failure.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and cash equivalents - Cash and cash equivalents include certain investments in highly liquid instruments with original maturities of three months or less

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of March 31, 2018 and December 31, 2017, no valuation allowance was considered necessary.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During three months ended March 31, 2018 and 2017, the Company capitalized $418,130 and $105,618, respectively, of interest on unevaluated properties.

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

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption which is based on the unweighted arithmetic average of the price on the first day of each month for each month within the prior 12-month period and excludes future cash outflows related to estimated abandonment costs.

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

Asset retirement obligations – The fair value of a liability for an asset’s retirement obligation (“ARO”) is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, with the corresponding charge capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then-present value each subsequent period, and the capitalized cost is depleted over the useful life of the related asset. Abandonment costs incurred are recorded as a reduction of the ARO liability.

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

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition – On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, and the related guidance in ASC 340-40 (the new revenue standard), and related guidance on gains and losses on derecognition of nonfinancial assets ASC 610-20, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Under the modified retrospective method, the Company recognizes the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings; however, no significant adjustment was required as a result of adopting the new revenue standard. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard. The comparative information has not been restated and continues to be reported under the historic accounting standards in effect for those periods. The impact of the adoption of the new revenue standard is expected to be immaterial to the Company’s net income on an ongoing basis.

The Company’s revenue is typically generated from contracts to sell natural gas, crude oil or NGLs produced from interests in oil and gas properties owned by the Company. Contracts for the sale of natural gas and crude oil are evidenced by (1) base contracts for the sale and purchase of natural gas or crude oil, which document the general terms and conditions for the sale, and (2) transaction confirmations, which document the terms of each specific sale. The transaction confirmations specify a delivery point which represents the point at which control of the product is transferred to the customer. These contracts frequently meet the definition of a derivative under ASC 815, and are accounted for as derivatives unless the Company elects to treat them as normal sales as permitted under that guidance. The Company elects to treat contracts to sell oil and gas production as normal sales, which are then accounted for as contracts with customers. The Company has determined that these contracts represent multiple performance obligations which are satisfied when control of the commodity transfers to the customer, typically through the delivery of the specified commodity to a designated delivery point.

Revenue is measured based on consideration specified in the contract with the customer, and excludes any amounts collected on behalf of third parties. The Company recognizes revenue in the amount that reflects the consideration it expects to be entitled to in exchange for transferring control of those goods to the customer. Amounts allocated in the Company’s price contracts are based on the standalone selling price of those products in the context of long-term contracts. Payment is generally received one or two months after the sale has occurred.

Gain or loss on derivative instruments is outside the scope of ASC 606 and is not considered revenue from contracts with customers subject to ASC 606. The Company may in the future use financial or physical contracts accounted for as derivatives as economic hedges to manage price risk associated with normal sales, or in limited cases may use them for contracts the Company intends to physically settle but do not meet all of the criteria to be treated as normal sales.

Producer Gas Imbalances. The Company applies the sales method of accounting for natural gas revenue. Under this method, revenues are recognized based on the actual volume of natural gas sold to purchasers.

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The calculation of diluted earnings per share excludes 19,850,356 shares issuable upon the exercise of outstanding warrants and options because their effect would be anti-dilutive.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations.

Recent accounting pronouncements – In February 2016 the FASB, issued ASU, 2016-02, Leases. The ASU requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will be effective for the Company in the first quarter of 2019, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements and related disclosures.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on the Company’s financial position or results from operations.

Subsequent events – The Company evaluated subsequent events through May 10, 2018, the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. OIL & GAS PROPERTIES

The following table presents the capitalized costs for oil & gas properties of the Company as of March 31, 2018 and December 31, 2017:

	2018	2017

Evaluated costs subject to amortization	$5,035,284	$5,022,129
Unevaluated costs	30,750,705	26,100,749
Total capitalized costs	35,785,989	31,122,878
Less accumulated depreciation, depletion and amortization	(5,787,713)	(5,543,599)
Total oil and gas properties	$29,998,276	$25,579,279

Unevaluated costs as of March 31, 2018 include cumulative costs on developing projects including the Orogrande, Hazel, and Warwink projects in West Texas and adjusted costs of nonproducing leases in Oklahoma.

The Company identified impairment of $2,300,626 in 2017 related to its unevaluated properties. Although we had no recognized impairment expense in 2017, the Company has adjusted the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of unevaluated leases in 2017 in the amount of $2,300,626. The impact of this change will be to increase the basis for calculation of future period’s depletion, depreciation and amortization to include $2,300,626 of cost which will effectively recognize the impairment on the Consolidated Statement of Operations over future periods. The $2,300,626 has also become an evaluated cost for purposes of future period’s Ceiling Tests and which may further recognize the impairment expense recognized in future periods. The impact of this cost reclassification at March 31, 2018 was a recognized impairment expense of $139,891.

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

Acquisition of Additional Interests in Hazel Project

On January 30, 2017, we and our then wholly-owned subsidiary, Torchlight Acquisition Corporation, a Texas corporation (“TAC”), entered into and closed an Agreement and Plan of Reorganization and a Plan of Merger with Line Drive Energy, LLC, a Texas limited liability company (“Line Drive”), and Mr. McCabe, under which agreements TAC merged with and into Line Drive and the separate existence of TAC ceased, with Line Drive being the surviving entity and becoming our wholly-owned subsidiary. Line Drive, which was wholly-owned by Mr. McCabe, owned certain assets and securities, including approximately 40.66% of 12,000 gross acres, 9,600 net acres, in the Hazel Project and 521,739 warrants to purchase shares of our common stock (which warrants had been assigned by Mr. McCabe to Line Drive). Upon the closing of the merger, all of the issued and outstanding shares of common stock of TAC automatically converted into a membership interest in Line Drive, constituting all of the issued and outstanding membership interests in Line Drive immediately following the closing of the merger, the membership interest in Line Drive held by Mr. McCabe and outstanding immediately prior to the closing of the merger ceased to exist, and we issued Mr. McCabe 3,301,739 restricted shares of our common stock as consideration therefor. Immediately after closing, the 521,739 warrants held by Line Drive were cancelled, which warrants had an exercise price of $1.40 per share and an expiration date of June 9, 2020. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on January 31, 2017. Subsequent to the closing the name of Line Drive Energy, LLC was changed to Torchlight Hazel, LLC. We are required to drill one well every six months to hold the entire 12,000 acre block for eighteen months, and thereafter two wells every six month starting June 2018.

Also on January 30, 2017, TEI entered into and closed a Purchase and Sale Agreement with Wolfbone. Under the agreement, TEI acquired certain of Wolfbone’s Hazel Project assets, including its interest in the Flying B Ranch #1 well and the 40 acre unit surrounding the well, for consideration of $415,000, and additionally, Wolfbone caused to be cancelled a total of 2,780,000 warrants to purchase shares of our common stock, including 1,500,000 warrants held by MPC, and 1,280,000 warrants held by Green Hill Minerals, an entity owned by Mr. McCabe’s son, which warrant cancellations were effected through certain Warrant Cancellation Agreements. The 1,500,000 warrants held by MPC that were cancelled had an exercise price of $1.00 per share and an expiration date of April 4, 2021. The warrants held by Green Hill Minerals that were cancelled included 100,000 warrants with an exercise price of $1.73 and an expiration date of September 30, 2018 and 1,180,000 warrants with an exercise price of $0.70 and an expiration date of February 15, 2020.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. OIL & GAS PROPERTIES (CONTINUED)

Since Mr. McCabe held the controlling interest in both Line Drive and Wolfbone, the transactions were combined for accounting purposes. The working interest in the Hazel Project was the only asset held by Line Drive. The warrant cancellation was treated in the aggregate as an exercise of the warrants with the transfer of the working interests as the consideration. We recorded the transactions as an increase in its investment in the Hazel Project working interests of $3,644,431, which is equal to the exercise price of the warrants plus the cash paid to Wolfbone.

Upon the closing of the transactions, our working interest in the Hazel Project increased by 40.66% to a total ownership of 74%.

Effective June 1, 2017, we acquired an additional 6% working interest from unrelated working interest owners in exchange for 268,656 shares of common stock valued at $373,430, increasing our working interest in the Hazel project to 80%, and an overall net revenue interest of 74-75%.

In April 2018, we announced that we have commenced a process that could result in the monetization of the Hazel Project. Pursuant to our corporate strategy, in our opinion between the development activity at the Hazel Project, coupled with nearby activities of other oil and gas operators, this project has achieved a level of value that suggests monetization. We believe that the liquidity that would be provided from selling the Hazel Project could be redeployed into the Orogrande Project.

Winkler Project, Winkler County, Texas

On December 1, 2017, the Agreement and Plan of Reorganization that we and our then wholly-owned subsidiary, Torchlight Wolfbone Properties, Inc., a Texas corporation (“TWP”), entered into with MPC and Warwink Properties on November 14, 2017 closed. Under the agreement, TWP merged with and into Warwink Properties and the separate existence of TWP ceased, with Warwink Properties being the surviving entity and becoming our wholly-owned subsidiary. Warwink Properties was wholly owned by MPC. Warwink Properties owns certain assets, including a 10.71875% working interest in approximately 640 acres in Winkler County, Texas. Upon the closing of the merger, all of the issued and outstanding shares of common stock of TWP converted into a membership interest in Warwink Properties, constituting all of the issued and outstanding membership interests in Warwink Properties immediately following the closing of the merger, the membership interest in Warwink Properties held by MPC and outstanding immediately prior to the closing of the merger ceased to exist, and we issued MPC 2,500,000 restricted shares of our common stock as consideration. Also on December 1, 2017, MPC closed its transaction with MECO IV, LLC, or MECO, for the purchase and sale of certain assets as contemplated by the Purchase and Sale Agreement dated November 9, 2017 among MPC, MECO and additional parties thereto, or the MECO PSA, to which we are not a party. Under the MECO PSA, Warwink Properties received a carry from MECO (through the tanks) of up to $1,475,000 in the next well drilled on the Winkler County leases. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on December 5, 2017.

Also on December 1, 2017, the transactions contemplated by the Purchase Agreement that TEI entered into with MPC closed. Under the Purchase Agreement, which was entered into on November 14, 2017, TEI acquired beneficial ownership of certain of MPC’s assets, including acreage and wellbores located in Ward County, Texas, or the Ward County Assets. As consideration under the Purchase Agreement, at closing TEI issued to MPC an unsecured promissory note in the principal amount of $3,250,000, payable in monthly installments of interest only beginning on January 1, 2018, at the rate of 5% per annum, with the entire principal amount together with all accrued interest due and payable on January 1, 2021. In connection with TEI’s acquisition of beneficial ownership in the Ward County Assets, MPC sold those same assets, on behalf of TEI, to MECO at closing of the MECO PSA, and accordingly, TEI received $3,250,000 in cash for its beneficial interest in the Ward County Assets. Additionally, at closing of the MECO PSA, MPC paid TEI a performance fee of $2,781,500 in cash as compensation for TEI’s marketing and selling the Winkler County assets of MPC and the Ward County Assets as a package to MECO.

MECO IV expects to drill two gross horizontal well in this project in 2018, with the first well expected to spud in the second quarter of 2018.
Reference is made to Note 11, “Subsequent Events” below, regarding the acquisition of additional acreage in the Warwink Project with updates to the drilling obligations.

5. RELATED PARTY PAYABLES

As of March 31, 2018, related party payables consisted of accrued and unpaid compensation to one of our executive officers totaling $45,000.

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company has a noncancelable lease for its office premises that expires on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for lease was $23,058 and $22,473 for the three months ended March 31, 2018 and 2017, respectively.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Approximate future minimum rental commitments under the office premises lease are:

Year Ending December 31,	Rent

2018	$72,495
To 2019 Expiration	88,605
Total	$161,100

Environmental matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of March 31, 2018 and December 31, 2017, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

Legal Proceeding

We have pending in the 429th judicial district court in Collin County, Texas a lawsuit against Husky, Charles V. Long, Silverstar of Nevada, Inc., Gastar Exploration Inc., J. Russell Porter, Michael A. Gerlich, and Jerry R. Schuyler that was originally filed in May 2016 (previous defendants April Glidewell, Maximus Exploration, LLC, Atwood Acquisitions, LLC and John M. Selser, Sr. have been non-suited without prejudice to re-filing the claims). In the lawsuit, we allege, among other things, that the defendants acted improperly in connection with multiple transactions, and that the defendants misrepresented and omitted material information to us with respect to these transactions. In April 2017, Husky filed a counterclaim against us and TEI, and a third-party petition against John Brda, our Chief Executive Officer, President, Secretary and a member of our board of directors, and Willard McAndrew III, a former officer of our company, which we refer to as the Husky Counterclaim. The Husky Counterclaim asserts a claim of breach of contract against us and TEI and asserts a claim for tortious interference with Husky’s contractual relationship with us and a claim for conspiracy to tortiously interfere with unspecified Husky business and contractual relationships against us and TEI, John Brda and Willard McAndrew III.

In April 2018, we and TEI entered into a binding letter agreement with Husky and its affiliates that settled for non-financial consideration all claims asserted by Husky, including those claims Husky asserted against John Brda and Willard McAndrew III, as well as the claims we and TEI asserted against Husky and its affiliates. The binding letter agreement requires a formal settlement agreement that will result in all claims asserted against the Company, TEI, John Brda, Willard McAndrew III, Husky and Husky’s affiliates to be dismissed with prejudice.

In May 2017, the Court granted Gastar Exploration, Inc., J. Russell Porter, Michael A. Gerlich, and Jerry R. Schuyler’s, or Gastar Defendants, motion for summary judgment dismissing all of our claims against the Gastar Defendants with prejudice. The only claim remaining related to the Gastar Defendants is a counterclaim against us by Gastar Exploration, Inc. for our alleged breach of a release that Gastar Exploration, Inc. claims occurred because we filed this lawsuit against the Gastar Defendants. We have alleged that this release is unenforceable against all the defendants, including but not limited to, the Gastar Defendants. In January 2018, the Court heard cross-motions for summary judgment by Gastar and us to resolve Gastar’s remaining claims against us. The Court issued its ruling in March 2018 denying our motion for summary judgment and granting in part Gastar’s motion for summary judgment, but has yet to issue an order reflecting that ruling. The Court’s ruling leaves only the issue of how much attorneys’ fees and costs that we will have to pay to Gastar for breaching the release. If we and Gastar cannot resolve the amount of attorneys’ fees to be paid by us to Gastar, we will go to trial in May 2018.

7. STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2018, the Company issued 300,000 shares of common stock as compensation for services, with total fair value of $365,000.

During the three months ended March 31, 2018, the Company issued 500,000 warrants for services which resulted in $316,545 of recognized expense.

During the three months ended March 31, 2018, the Company recognized $55,000 of expense related to 800,000 stock options issued in third quarter of 2017.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY (CONTINUED)

A summary of warrants outstanding as of March 31, 2018 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2018	2019	2020	2021	Total

$0.50	400,000	-	-	-	400,000
$0.70	-	-	420,000	-	420,000
$0.77	-	100,000	-	-	100,000
$1.00	-	25,116	-	-	25,116
$1.03	-	-	-	120,000	120,000
$1.08	-	37,500	-	-	37,500
$1.40	-	-	1,121,736		1,121,736
$1.50				100,000	100,000
$1.64	-	-	-	200,000	200,000
$1.73	100,000	-	-	-	100,000
$1.80	-	-	1,250,000	-	1,250,000
$2.00	837,596	-	-	400,000	1,237,596
$2.03	2,000,000	-	-	-	2,000,000
$2.09	2,800,000	-	-	-	2,800,000
$2.23	-	-	832,512		832,512
$2.29	120,000	-	-	-	120,000
$2.50	-	35,211	-	-	35,211
$2.82	38,174	-	-	-	38,174
$3.50	-	15,000	-	-	15,000
$4.50	-	700,000	-	-	700,000
$6.00	60,000	22,580	-	-	82,580
$7.00	-	700,000	-	-	700,000
	6,355,770	1,635,407	3,624,248	820,000	12,435,425

A summary of stock options outstanding as of March 31, 2018 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2018	2019	2020	2021	2022	Total

$0.97	-	-	-	259,742	-	259,742
$1.10	-	-	-	-	800,000	800,000
$1.57	-	-	5,997,163	-	-	5,997,163
$1.63	-	-	-	58,026	-	58,026
$1.79	-	-	300,000	-	-	300,000
	-	-	6,297,163	317,768	800,000	7,414,931

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY (CONTINUED)

At March 31, 2018, the Company had reserved 19,850,356 shares for future exercise of warrants and options.

Warrants and options issued were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants and options issued during the three months ended March 31, 2018 and 2017 were as follows:

2018

Risk-free interest rate	2.15% - 2.30%
Expected volatility of common stock	114% - 119%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	Three Years

2017

Risk-free interest rate	1.47%
Expected volatility of common stock	113% - 114%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	3 years - 4 years

8. INCOME TAXES

On December 22, 2017, the U.S. enacted tax legislation referred to as the Tax Cuts and Jobs Act (the Tax Act) which significantly changes U.S. corporate income tax laws beginning, generally, in 2018. These changes include, among others, (i) a permanent reduction of the U.S. corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) elimination of the corporate alternative minimum tax, (iii) immediate deductions for certain new investments instead of deductions for depreciation expense over time, (iv) limitation on the tax deduction for interest expense to 30% of adjusted taxable income, (v) limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, and (vi) elimination of many business deductions and credits, including the domestic production activities deduction, the deduction for entertainment expenditures, and the deduction for certain executive compensation in excess of $1 million. Additional impacts from the enactment of the Tax Act will be recorded as they are identified during the measurement period as provided for in SAB No. 118, which extends up to one year from the enactment date.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the three months ended March 31, 2018 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the three months ended March 31, 2017 for this same reason.

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $54,201,342 and $52,934,915 at March 31, 2018 and December 31, 2017, respectively. The federal net operating loss carryforward will begin to expire in 2032. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

9. PROMISSORY NOTES

On April 10, 2017, we sold to investors in a private transaction two 12% unsecured promissory notes with a total of $8,000,000 in principal amount. Interest only is due and payable on the notes each month at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity on April 10, 2020. The holders of the notes will also receive annual payments of common stock at the rate of 2.5% of principal amount outstanding, based on a volume-weighted average price. Both notes were sold at an original issue discount of 94.25% and accordingly, we received total proceeds of $7,540,000 from the investors. We used the proceeds for working capital and general corporate purposes, which includes, without limitation, drilling capital, lease acquisition capital and repayment of prior debt.

These 12% promissory notes allow for early redemption. The notes also contain certain covenants under which we have agreed that, except for financing arrangements with established commercial banking or financial institutions and other debts and liabilities incurred in the normal course of business, we will not issue any other notes or debt offerings which have a maturity date prior to the payment in full of the 12% notes, unless consented to by the holders.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. PROMISSORY NOTES (CONTINUED)

The effective interest rate is 16.15%.

On April 24, 2017, we used $2,509,500 of the proceeds from this financing to redeem and repay a portion of the outstanding 12% Series B Convertible Unsecured Promissory Notes. Separately, $1,000,000 of the principal amount of the Series B Notes plus accrued interest was converted into 1,007,890 shares of common stock and $60,000 was rolled into the new debt financing.

In connection with the transaction, effective December 5, 2017, for the acquisition of the Warwink properties, the Company borrowed $3.25 million from its Chairman, Greg McCabe on a three-year interest only promissory note bearing interest at 5% per annum.

On February 6, 2018, we sold to an investor in a private transaction a 12% unsecured promissory note with a principal amount of $4,500,000. Interest only is due and payable on the note each month at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity on April 10, 2020. The holder of the note will also receive annual payments of common stock at the rate of 2.5% of principal amount outstanding, based on a volume-weighted average price. We sold the note at an original issue discount of 96.27% and accordingly, we received total proceeds of $4,332,150 from the investor. We used the proceeds for working capital and general corporate purposes, which includes, without limitation, drilling capital, lease acquisition capital and repayment of prior debt.

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

The effective interest rate is 15.88%.

Promissory note transactions for the three months ended March 31, 2018 are summarized as follows:

Unsecured promissory note balance - December 31, 2017	$7,269,281

New borrowing	4,500,000
Original issue discount	(167,850)
Proceeds from borrowing	4,332,150

New note debt issuance costs	(225,000)
Accretion of discount and amortization of debt issuance costs	98,836

Unsecured promissory note balance - March 31, 2018	$11,475,267

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through March 31, 2018:

Asset retirement obligation – December 31, 2017	$9,274

Accretion expense	93

Asset retirement obligation – March 31, 2018	$9,367

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. SUBSEQUENT EVENTS

Additional Funding

On April 19, 2018, we entered into an Underwriting Agreement with Roth Capital Partners, LLC (the “Underwriter”) under which a total of 5,750,000 shares of our common stock were issued and sold in an underwritten public offering, which amount includes the full exercise of the over-allotment option for 750,000 shares. The offering closed on April 23, 2018. The public offering price for each share of common stock was $1.15. The Underwriter purchased the shares of common stock from us at a price of $1.0752 per share, representing a 6.5% discount from the public offering price. The Underwriter acted as the sole manager for the offering. The common stock was offered and sold pursuant to our effective registration statement on Form S-3 (File No. 333220181) filed with the SEC on August 25, 2017 and declared effective by the SEC on September 28, 2017, the accompanying prospectus contained therein, and preliminary and final prospectus supplements filed with the SEC in connection with our takedown relating to the offering. The net proceeds to us from the sale of the shares of common stock in the offering was $6.0 million, after deducting underwriting discounts and commissions and our other offering expenses.

Addition to the Warwink Project

As of May 7, 2018 the Company’s Winkler project in the Delaware Basin has begun the drilling phase of the first Warwink Project well, the UL 21 War-Wink 47 #2H. Torchlight’s operating partner, MECO IV has begun the pilot hole on the project and was currently drilling ahead at 3,500 feet. The plan is to evaluate the various potential zones for a lateral leg to be drilled once logging is completed. The Company expects the most likely target to be the Wolfcamp A interval. The well is on 320 newly acquired acres offsetting the original leasehold Torchlight entered into in December, 2017. The additional acreage was leased by Torchlight’s operating partner under the Area of Mutual Interest Agreement (AMI) and Torchlight recently exercised its right to participate for its 12.5% in the additional 1,080 gross acres. Torchlight’s carried interest in the first well, as outlined in the agreement, was originally planned to be on the first acreage acquired. That carried interest is being applied to this new well and will allow MECO IV to drill and produce potential revenues sooner than originally planned. The primary leasehold is a 320-acre block directly west of the current position and will allow for 5,000-foot lateral wells to be drilled.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements included herewith and our audited financial statements included with our Form 10-K for the year ended December 31, 2017. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management.

Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by pipeline capacity constraints, inventory storage levels, basis differentials, weather conditions and other factors. As a result, we cannot accurately predict future commodity prices and, therefore, cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenues. We expect natural gas and crude oil prices to remain volatile. In addition to production volumes and commodity prices, finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success.

Current Projects

As of March 31, 2018, we had interests in four oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, the Winkler Project in Winkler County, Texas, and the Hunton wells in partnership with Husky Ventures in Central Oklahoma.

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Gregory McCabe, our Chairman. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which holds certain oil and gas assets, including a 100% working interest in approximately 172,000 mostly contiguous acres in the Orogrande Basin in West Texas. As of December 31, 2017, leases covering approximately 133,000 acres remain in effect. This acreage is in the primary term under five-year leases that carry additional five-year extension provisions. As consideration, at closing we issued 868,750 restricted shares of our common stock to Mr. McCabe and paid a total of $100,000 in geologic origination fees to third parties. Additionally, Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. We believe all drilling obligations through March 31, 2018 have been met.

On September 23, 2015, Hudspeth entered into a Farmout Agreement with Pandora Energy, LP (“Pandora”), Founders Oil & Gas, LLC (“Founders”), and for the limited purposes set forth therein, MPC and Mr. McCabe, for the entire Orogrande Project in Hudspeth County, Texas. The Farmout Agreement provided that Hudspeth and Pandora (collectively referred to as “Farmor”) would assign to Founders an undivided 50% of the leasehold interest and a 37.5% net revenue interest in the oil and gas leases and mineral interests in the Orogrande Project, which interests, except for any interests retained by Founders, would be reassigned to Farmor by Founders if Founders did not spend a minimum of $45.0 million on actual drilling operations on the Orogrande Project by September 23, 2017. Under a joint operating agreement also entered into on September 23, 2015, Founders is designated as operator of the leases.

On March 27, 2017, Founders, Founders Oil & Gas Operating, LLC, Founders’ operating partner, Hudspeth and Pandora signed a Drilling and Development Unit Agreement (the “DDU Agreement”), with the Commissioner of the General Land Office, on behalf of the State of Texas, and as approved by the Board for Lease of University Lands, or University Lands, on the Orogrande Project. The DDU Agreement has an effective date of January 1, 2017 and required a payment from Founders, Hudspeth and Pandora, collectively, of $335,323 as the initial consideration fee. The initial consideration fee was paid by Founders in April 2017 and was to be deducted from the required spud fee payable to us at commencement of the next well drilled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The DDU Agreement allows for all 192 existing leases covering approximately 133,000 net acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2023, and the time to drill on the drilling and development unit continues through December 2023. The DDU Agreement also grants the right to extend the DDU Agreement through December 2028 if compliance with the DDU Agreement is met and the extension fee associated with the additional time is paid. Our drilling obligations began with one well to be spudded and drilled on or before September 1, 2017, and increased to two wells in year 2018, three wells in year 2019, four wells in year 2020 and five wells per year in years 2021, 2022 and 2023. The drilling obligations are minimum yearly requirements and may be exceeded if acceleration is desired. The DDU Agreement replaces all prior agreements, and will govern future drilling obligations on the drilling and development unit if the DDU Agreement is extended.

There are two vertical tests wells in the Orogrande Project, the Orogrande Rich A-11 test well and the University Founders B-19 #1 test well. The Orogrande Rich A-11 test well was spudded on March 31, 2015, drilled in the second quarter of 2015 and was evaluated and numerous scientific tests were performed to provide key data for the field development thesis. We believe that future utility of this well may be conversion to a salt water disposal well in the course of further development of the Orogrande acreage. The University Founders B-19 #1 was spudded on April 24, 2016 and drilled in the second quarter of 2016. The well successfully pumped down completion fluid in the third quarter of 2016 and indications of hydrocarbons were seen at the surface on this second Orogrande Project test well. We believe that future utility of this well may be conversion to a salt water disposal well in the course of further development of the Orogrande acreage.

During the fourth quarter of 2017, we took back operational control from Founders on the Orogrande Project. We were joined by Wolfbone Investments, LLC, or Wolfbone, a company owned by Mr. McCabe. We, along with Hudspeth, Wolfbone and, for the limited purposes set forth therein, Pandora, entered into an Assignment of Farmout Agreement with Founders, or the Assignment of Farmout Agreement, pursuant to which we and Wolfbone will share the remaining commitments under the Farmout Agreement. All original provisions of our carried interest will remain in place including reimbursement to us on each wellbore. Founders will remain a 9.5% working interest owner in the Orogrande Project for the $9.5 million it had spent as of the date of the Assignment of Farmout Agreement, and such interests will be carried until $40.5 million is spent by Wolfbone and us, with each contributing 50% of such capital spend, under the existing agreement. Our working interest in the Orogrande Project thereby increased by 20.25% to a total of 67.75% and Wolfbone now owns 20.25%.

Founders will operate a newly drilled horizontal well called the University Founders #A25 (at 5,540’ depth in a 1,000’ lateral) with supervision from us and our partners. The University Founders #A25 was spudded on November 28, 2017. Once the well is completed, we, MPC and Mr. McCabe will assume full operational control including managing drilling plans and timing for all future wells drilled in the project. We believe two additional wells will be drilled and completed in 2018.

Rich Masterson, our consulting geologist, is credited with originating the Orogrande Project in Hudspeth County in the Orogrande Basin. With Mr. Masterson’s assistance, we have identified target payzone depths between 4,100’ and 6,100’ with primary pay, described as the WolfPenn formation, located at depths of 5,300 to 5,900’. Based on our geologic analysis to date, the Wolfpenn formation is prospective for oil and high British thermal unit (Btu) gas, with a 70/30 mix expected, respectively.

Hazel Project in the Midland Basin in West Texas

Effective April 4, 2016, TEI acquired from MPC a 66.66% working interest in approximately 12,000 acres in the Midland Basin in exchange for 1,500,000 warrants to purchase shares of our common stock with an exercise price of $1.00 for five years and a back-in after payout of a 25% working interest to MPC.

Initial development of the first well on the property, the Flying B Ranch #1, began July 9, 2016 and development continued through September 30, 2016. This well is classified as a test well in the development pursuit of the Hazel Project. We believe that this wellbore will be utilized as a salt water disposal well in support of future development.

 In October 2016, the holders of all of our then-outstanding shares of Series C Preferred Stock (which were issued in July 2016) elected to convert into a total 33.33% working interest in our Hazel Project, reducing our ownership from 66.66% to a 33.33% working interest. As of December 31, 2016, no shares of our Series C Preferred Stock were outstanding.

On December 27, 2016, drilling activities commenced on the second Hazel Project well, the Flying B Ranch #2. The well is a vertical test similar to our first Hazel Project well, the Flying B Ranch #1. Recompletion in an alternative geological formation for this well was performed during the three months ended September 30, 2017; however, we believe that the results were uneconomic for continuing production. We believe that this wellbore will be utilized as a salt water disposal well in support of future development.

We commenced planning to drill the Flying B Ranch #3 horizontal well in the Hazel Project in June 2017 in compliance with the continuous drilling obligation. The well was spudded on June 10, 2017. The well was completed and began production in late September 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Acquisition of Additional Interests in Hazel Project

On January 30, 2017, we and our then wholly-owned subsidiary, Torchlight Acquisition Corporation, a Texas corporation (“TAC”), entered into and closed an Agreement and Plan of Reorganization and a Plan of Merger with Line Drive Energy, LLC, a Texas limited liability company (“Line Drive”), and Mr. McCabe, under which agreements TAC merged with and into Line Drive and the separate existence of TAC ceased, with Line Drive being the surviving entity and becoming our wholly-owned subsidiary. Line Drive, which was wholly-owned by Mr. McCabe, owned certain assets and securities, including approximately 40.66% of 12,000 gross acres, 9,600 net acres, in the Hazel Project and 521,739 warrants to purchase shares of our common stock (which warrants had been assigned by Mr. McCabe to Line Drive). Upon the closing of the merger, all of the issued and outstanding shares of common stock of TAC automatically converted into a membership interest in Line Drive, constituting all of the issued and outstanding membership interests in Line Drive immediately following the closing of the merger, the membership interest in Line Drive held by Mr. McCabe and outstanding immediately prior to the closing of the merger ceased to exist, and we issued Mr. McCabe 3,301,739 restricted shares of our common stock as consideration therefor. Immediately after closing, the 521,739 warrants held by Line Drive were cancelled, which warrants had an exercise price of $1.40 per share and an expiration date of June 9, 2020. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on January 31, 2017. Subsequent to the closing the name of Line Drive Energy, LLC was changed to Torchlight Hazel, LLC. We are required to drill one well every six months to hold the entire 12,000 acre block for eighteen months, and thereafter two wells every six month starting June 2018.

Also on January 30, 2017, TEI entered into and closed a Purchase and Sale Agreement with Wolfbone. Under the agreement, TEI acquired certain of Wolfbone’s Hazel Project assets, including its interest in the Flying B Ranch #1 well and the 40 acre unit surrounding the well, for consideration of $415,000, and additionally, Wolfbone caused to be cancelled a total of 2,780,000 warrants to purchase shares of our common stock, including 1,500,000 warrants held by MPC, and 1,280,000 warrants held by Green Hill Minerals, an entity owned by Mr. McCabe’s son, which warrant cancellations were effected through certain Warrant Cancellation Agreements. The 1,500,000 warrants held by MPC that were cancelled had an exercise price of $1.00 per share and an expiration date of April 4, 2021. The warrants held by Green Hill Minerals that were cancelled included 100,000 warrants with an exercise price of $1.73 and an expiration date of September 30, 2018 and 1,180,000 warrants with an exercise price of $0.70 and an expiration date of February 15, 2020.

Since Mr. McCabe held the controlling interest in both Line Drive and Wolfbone, the transactions were combined for accounting purposes. The working interest in the Hazel Project was the only asset held by Line Drive. The warrant cancellation was treated in the aggregate as an exercise of the warrants with the transfer of the working interests as the consideration. We recorded the transactions as an increase in its investment in the Hazel Project working interests of $3,644,431, which is equal to the exercise price of the warrants plus the cash paid to Wolfbone.

Upon the closing of the transactions, our working interest in the Hazel Project increased by 40.66% to a total ownership of 74%.

Effective June 1, 2017, we acquired an additional 6% working interest from unrelated working interest owners in exchange for 268,656 shares of common stock valued at $373,430, increasing our working interest in the Hazel project to 80%, and an overall net revenue interest of 74-75%.

Mr. Masterson is credited with originating the Hazel Project in the Midland Basin. With Mr. Masterson’s assistance, we are targeting prospects in the Midland Basin that have 150 to 130 feet of thickness, are likely to require six to eight laterals per bench, have the potential for twelve to sixteen horizontal wells per section, and 200 long lateral locations, assuming only two benches.

In April 2018, we announced that we have commenced a process that could result in the monetization of the Hazel Project. Pursuant to our corporate strategy, in our opinion between the development activity at the Hazel Project, coupled with nearby activities of other oil and gas operators, this project has achieved a level of value that suggests monetization. We believe that the liquidity that would be provided from selling the Hazel Project could be redeployed into the Orogrande Project.

Winkler Project, Winkler County, Texas

On December 1, 2017, the Agreement and Plan of Reorganization that we and our then wholly-owned subsidiary, Torchlight Wolfbone Properties, Inc., a Texas corporation (“TWP”), entered into with MPC and Warwink Properties on November 14, 2017 closed. Under the agreement, TWP merged with and into Warwink Properties and the separate existence of TWP ceased, with Warwink Properties being the surviving entity and becoming our wholly-owned subsidiary. Warwink Properties was wholly owned by MPC. Warwink Properties owns certain assets, including a 10.71875% working interest in approximately 640 acres in Winkler County, Texas. Upon the closing of the merger, all of the issued and outstanding shares of common stock of TWP converted into a membership interest in Warwink Properties, constituting all of the issued and outstanding membership interests in Warwink Properties immediately following the closing of the merger, the membership interest in Warwink Properties held by MPC and outstanding immediately prior to the closing of the merger ceased to exist, and we issued MPC 2,500,000 restricted shares of our common stock as consideration. Also on December 1, 2017, MPC closed its transaction with MECO IV, LLC, or MECO, for the purchase and sale of certain assets as contemplated by the Purchase and Sale Agreement dated November 9, 2017 among MPC, MECO and additional parties thereto, or the MECO PSA, to which we are not a party. Under the MECO PSA, Warwink Properties received a carry from MECO (through the tanks) of up to $1,475,000 in the next well drilled on the Winkler County leases. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on December 5, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Also on December 1, 2017, the transactions contemplated by the Purchase Agreement that TEI entered into with MPC closed. Under the Purchase Agreement, which was entered into on November 14, 2017, TEI acquired beneficial ownership of certain of MPC’s assets, including acreage and wellbores located in Ward County, Texas, or the Ward County Assets. As consideration under the Purchase Agreement, at closing TEI issued to MPC an unsecured promissory note in the principal amount of $3,250,000, payable in monthly installments of interest only beginning on January 1, 2018, at the rate of 5% per annum, with the entire principal amount together with all accrued interest due and payable on January 1, 2021. In connection with TEI’s acquisition of beneficial ownership in the Ward County Assets, MPC sold those same assets, on behalf of TEI, to MECO at closing of the MECO PSA, and accordingly, TEI received $3,250,000 in cash for its beneficial interest in the Ward County Assets. Additionally, at closing of the MECO PSA, MPC paid TEI a performance fee of $2,781,500 in cash as compensation for TEI’s marketing and selling the Winkler County assets of MPC and the Ward County Assets as a package to MECO.

MECO IV expects to drill two gross horizontal well in this project in 2018, with the first well expected to spud in the second quarter of 2018.

Mr. Masterson is credited with originating the Winkler Project in the Delaware Basin. With Mr. Masterson’s assistance, we have identified Wolfcamp A and B, Upper Second Bone Spring and Lower Second Bone Spring formations within our acreage position.

Reference is made to Note 11, “Subsequent Events” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, regarding the acquisition of additional acreage in the Warwink Project with updates to the drilling obligations.

Hunton Play, Central Oklahoma

As of March 31, 2018, we were producing from one well in the Viking Area of Mutual Interest, or AMI, and one well in Prairie Grove.

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

Viking AMI

In November 2013, we entered into a Participation Agreement regarding an AMI with Husky for the Viking Project (“Viking AMI”). We acquired a 25% interest in approximately 3,945 acres and subsequently acquired an additional 5% in May 2014. We had an interest in approximately 8,800 total acres and approximately 2,600 net undeveloped acres as of December 31, 2016. Our net cumulative investment through December 31, 2016 in undeveloped acres in the Viking AMI was $1,387,928. In addition, we incurred $133,468 as our share of costs related to the early stages of the construction of a gas pipeline which was to serve the Viking AMI. As of March 31, 2018, we believe substantially all of the leases have expired (although some may have been renewed without notice to us) and the leases remain subject to settlement negotiations in the legal action referenced above.

Rosedale AMI

In December 2013, we entered into a Participation Agreement for a 25% working interest in approximately 5,000 acres in the Rosedale AMI consisting of eight townships in South Central Oklahoma. We subsequently acquired an additional 5% in May 2014. We had an interest in approximately 11,600 total acres and approximately 3,500 net undeveloped acres as of December 31, 2016. Our cumulative investment through December 31, 2016 in the Rosedale AMI was $2,833,744. As of March 31, 2018, we believe substantially all of the leases have expired (although some may have been renewed without notice to us) and the leases remain subject to settlement negotiations in the legal action referenced above.

Prairie Grove – Judy Well

In February 2014, we acquired a 10% working interest in a well in the Prairie Grove AMI from a non-consenting third-party who elected not to participate in the well. The well is producing at March 31, 2018.

Thunderbird AMI

In July 2014, we contracted for a 25% working interest in the Thunderbird AMI. The total acres in which we had an interest at December 31, 2016 was approximately 4,300 acres and approximately 1,100 net undeveloped acres. Our cumulative investment through December 31, 2016 in the Thunderbird AMI was $949,530. As of March 31, 2018, we believe substantially all of the leases have expired (although some may have been renewed without notice to us) and the leases remain subject to settlement negotiations in the legal action referenced above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Historical Results for the three months ended March 31, 2018 and 2017:

Revenues and Cost of Revenues

For the three months ended March 31, 2018, we had production revenue of $481,164 compared to $12,950 for the three months ended March 31, 2017. Refer to the table of production and revenue included below for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $228,903 and $4,157 for the three months ended March 31, 2018 and 2017, respectively.

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Oklahoma	Q1 - 2018	72	2,008	4,464	5,202	$9,666
Hazel (TX)	Q1 - 2018	7,786	0	471,498	-	$471,498
Total Q1-2018		7,858	2,008	$475,962	$5,202	$481,164

Oklahoma	Q1 - 2017	101	2,303	$5,346	$7,604	$12,950
Hazel (TX)	Q1 - 2017	0	0	-	-	-
Total Q1-2017		101	2,303	$5,346	$7,604	$12,950

Oklahoma	Q2 - 2017	140	2,332	6,594	6,709	13,303
Hazel (TX)	Q2 - 2017	0	0	-	-	-
Total Q2-2017		140	2,332	$6,594	$6,709	$13,303

Oklahoma	Q3 - 2017	132	2,041	5,733	3,727	9,460
Hazel (TX)	Q3 - 2017	204	0	8,836	-	8,836
Total Q3-2017		336	2,041	$14,569	$3,727	$18,296

Oklahoma	Q4 - 2017	84	2,583	4,739	8,227	12,966
Hazel (TX)	Q4 - 2017	9,730	0	512,984	-	512,984
Total Q4-2017		9,814	2,583	$517,723	$8,227	$525,950

Year Ended 12/31/17		10,391	9,259	$544,232	$26,267	$570,499

The increase in revenue and related production costs results from the operations of the Flying B wells in the Hazel project area.

We recorded depreciation, depletion, and amortization expense of $107,133 for the three months ended March 31, 2018 compared to $24,517 for the three months ended March 31, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2018 and 2017 were $1,675,840 and $993,404, respectively, an increase of $682,436. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the three months ended March 31, 2018 compared to 2017 is detailed as follows:

Increase(decrease) in audit fees	$63,383
Increase(decrease) in consulting expense	$125,000
Increase(decrease) in director fees	$(37,500)
Increase(decrease) in filing and compliance fees	$19,178
Increase(decrease) in general corporate expenses	$21,058
Increase(decrease) in insurance	$(2,324)
Increase(decrease) in investor relations	$162,506
Increase(decrease) in legal fees	$(90,669)
Increase(decrease) in non cash stock and warrant compensation	$424,387
Increase(decrease) in repairs and maintenance	$(6,256)
Increase(decrease) in salaries and compensation	$12,289
Increase(decrease) in travel expense	$(8,616)

Total (Decrease) in General and Administrative Expenses	$682,436

Liquidity and Capital Resources

At March 31, 2018, we had working capital deficit of $361,502 and total assets of $31,950,588. Stockholders’ equity was $14,921,307.

Cash flow from operating activities for the three months ended March 31, 2018 was $612,193 compared to $(491,910) for the three months ended March 31, 2017, an increase of $1,104,103. Cash flow from operating activities for the three months ended March 31, 2018 can be primarily attributed to net loss from operations of $1,774,544, stock based compensation of $736,545, and a decrease in prepayments for development costs. Cash flow from operating activities for the three months ended March 31, 2017 can be primarily attributed to net loss from operations of $1,056,283 and $312,158 in stock compensation expense. Reference the Consolidated Statements of Cash Flow for additional detail of the components that comprise the net use of cash in operations. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flow from investing activities for the three months ended March 31, 2018 was $(4,663,018) compared to $(1,137,550) for the three months ended March 31, 2017. Cash flow from investing activities consists of investment in oil and gas properties in Texas during the three months ended March 31, 2018 and March 31, 2017.

Cash flow from financing activities for the three months ended March 31, 2018 was $4,161,129 as compared to $-0- for the three months ended March 31, 2017. Cash flow from financing activities consists of proceeds from promissory notes for 2018. We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Commitments and Contingencies

Operating Leases

The Company has a non-cancelable lease for its office premises that expires on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for the lease was $23,058 for the three months ended March 31, 2018 and $22,473 for the three months ended March 31, 2017.

Approximate future minimum rental commitments under the office premises lease are:

Year Ending December 31,	Rent

2018	$72,495
To 2019 Expiration	88,605
Total	$161,100

Environmental matters

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time. As of March 31, 2018 and December 31, 2017, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our primary market risk is exposure to natural gas and crude oil prices. Realized prices are mainly driven by worldwide prices for crude oil and spot market prices for North American natural gas production. Commodity prices can be volatile and unpredictable. We presently do not use any hedging transactions with respect to our oil and natural gas production, and accordingly, we may be subject to significant reduction in prices which could have a material negative impact on us.

Interest Rate Risk

Presently, all of our outstanding debt instruments are fixed rate in nature (i.e., the interest payments we make are based upon a predetermined rate that does not reset), and accordingly we face a risk that interest rates will change in an unfavorable direction. Specifically, we run the risk that market rates will decline and our related required payments on our outstanding debt instruments will exceed those based on the current market rate.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to the subsection titled “Legal Proceeding” under Note 6, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which subsection is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2018, we issued 300,000 shares of common stock as compensation for consulting services.

During the three months ended March 31, 2018, we issued 500,000 warrants as compensation for consulting services.

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

10.8	Purchase and Sale Agreement with Husky Ventures, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 12, 2015) *

10.9	Purchase Agreement with McCabe Petroleum Corporation for acquisition of “Hazel Project” (Incorporated by reference from Form 10-Q filed with the SEC on August 15, 2016) *

10.10	Resignation and Settlement Agreement with Willard G. McAndrew (Incorporated by reference from Form 10-Q filed with the SEC on November 10, 2016) *

ITEM 6. EXHIBITS - continued

10.11	Agreement and Plan of Reorganization and Plan of Merger with Line Drive Energy, LLC (Incorporated by reference from Form 10-K filed with the SEC on June 30, 2017) *

10.12	Purchase and Sale Agreement with Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on June 30, 2017) *

10.13	12% 2020 Senior Unsecured Promissory Note (form of) (Incorporated by reference from Form 10-Q filed with the SEC on May 12, 2017) *

10.14	Agreement and Plan of Reorganization and Plan of Merger with McCabe Petroleum Corporation and Warwink Properties, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.15	Purchase Agreement with Torchlight Energy, Inc. and McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.16	Promissory Note for $3,250,000 by Torchlight Energy, Inc. to McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.17
Assignment of Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.18	12% 2020 Senior Unsecured Promissory Note for $4,500,000 with David A. Straz, Jr Revocable Trust of 1986 (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.19	Underwriting Agreement, dated April 19, 2018, between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC (Incorporated by reference from Form 8-K filed with the SEC on April 19, 2018) *

31.1	Certification of principal executive officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definitions Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Torchlight Energy Resources, Inc.

Date: May 10, 2018	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: May 10, 2018	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer