Form 10-Q
period 2018-06-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2018-08-09
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2018

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

As of August 9, 2018, there were 70,062,376 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$3,141,546	$1,051,720
Accounts receivable	176,558	596,141
Production revenue receivable	47,735	142,932
Prepayments - development costs	180,288	1,335,652
Prepaid expenses	112,107	39,506
Total current assets	3,658,234	3,165,951

Oil and gas properties, net	32,714,607	25,579,279
Office equipment, net	9,896	15,716
Other assets	6,362	6,362

TOTAL ASSETS	$36,389,099	$28,767,308

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$520,406	$762,502
Funds received pending settlement	-	520,400
Accrued payroll	785,176	695,176
Related party payables	45,000	45,000
Due to working interest owners	54,320	54,320
Accrued interest payable	206,644	202,050
Total current liabilities	1,611,546	2,279,448

Unsecured promissory notes, net of discount and financing costs of $960,092	11,604,205	7,269,281
at June 30, 2018 and $795,017 at December 31, 2017
Note payable	3,000,000	3,250,000
Asset retirement obligations	9,461	9,274

Total liabilities	16,225,212	12,808,003

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized;
-0- issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, par value $0.001 per share; 150,000,000 shares authorized;	70,066	63,344
70,062,376 issued and outstanding at June 30, 2018
63,340,034 issued and outstanding at December 31, 2017
Additional paid-in capital	106,867,836	99,403,654
Accumulated deficit	(86,774,015)	(83,507,693)
Total stockholders' equity	20,163,887	15,959,305

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,389,099	$28,767,308

The accompanying notes are an integral part of these interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues
Oil and gas sales	$283,263	$13,303	$764,426	$26,252

Cost of revenues	(184,425)	(11,976)	(413,328)	(16,133)

Gross profit	98,838	1,327	351,098	10,119

Operating expenses:
General and administrative expense	(907,595)	(949,040)	(2,583,434)	(1,942,445)
Depreciation, depletion and amortization	(154,805)	(25,918)	(261,938)	(50,435)
Loss on settlement	(369,439)	-	(369,439)	-
Impairment loss	-	-	(139,891)	-
Total operating expenses	(1,431,839)	(974,958)	(3,354,702)	(1,992,880)

Other income (expense)
Interest income	482	182	482	294
Interest expense and accretion of note discounts	(159,260)	(81,281)	(263,201)	(128,547)
Total expense	(158,778)	(81,099)	(262,719)	(128,253)

Loss before income taxes	(1,491,779)	(1,054,730)	(3,266,323)	(2,111,014)

Provision for income taxes	-	-	-	-

Net loss	$(1,491,779)	$(1,054,730)	$(3,266,323)	$(2,111,014)

Loss per common share:
Basic and Diluted	$(0.02)	$(0.02)	$(0.05)	$(0.04)
W eighted average number of common shares outstanding:
Basic and Diluted	68,709,910	59,597,753	61,686,718	58,473,923

The accompanying notes are an integral part of these interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2018	June 30, 2017
Cash Flows From Operating Activities
Net loss	$(3,266,323)	$(2,111,014)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	1,000,146	716,719
Accretion of note discounts	102,149	119,845
Depreciation, depletion and amortization	261,938	50,435
Loss on settlement	369,439	-
Impairment loss	139,891	-
Change in:
Accounts receivable	(256)	2,815
Production revenue receivable	95,198	(6,400)
Prepayment - development costs	1,155,364	(1,164,509)
Prepaid expenses	(72,601)	(44,866)
Other assets	-	11,999
Accounts payable and accrued expenses	(152,096)	(90,241)
Accrued interest payable	225,619	54,866
Net cash from operating activities	(141,532)	(2,460,351)

Cash Flows From Investing Activities
Investment in oil and gas properties	(7,531,151)	(2,655,199)

Net cash from investing activities	(7,531,151)	(2,655,199)

Cash Flows From Financing Activities
Issuance of common stock, net of $562,766 of offering costs	6,049,734	-
Proceeds from promissory notes, net of $99,375 of offering costs	4,232,775	7,291,948
Repayment of promissory notes	(250,000)	(2,509,500)
Proceeds from warrant exercise	200,000	29,250
Cash paid in settlement	(470,000)	-
Net cash from financing activities	9,762,509	4,811,698

Net increase (decrease) in cash	2,089,826	(303,852)

Cash - beginning of period	1,051,720	1,769,499

Cash - end of period	$3,141,546	$1,465,647

Supplemental disclosure of cash flow information: (Non Cash Items)
Mineral interests received in warrant exercise	$-	$3,229,431
Common stock issued for mineral interests	$-	$373,431
Common stock issued in conversion of promissory note	$-	$1,007,890
Common stock issued for payment in kind on notes payable	$221,025	$-
Cash paid for interest	$706,338	$332,273
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2018
(Unaudited)

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total

Balance, December 31, 2017	63,340,034	$63,344	$99,403,654	$(83,507,693)	$15,959,305

Issuance of common stock for services	400,000	400	485,600		486,000
Issuance of common stock for cash	5,750,000	5,750	6,606,750		6,612,500
Underwriting/Offering Costs			(562,766)		(562,766)
Issuance of common stock for Note PIK	172,342	172	220,853		221,025
Issuance of stock for warrant exercise	400,000	400	199,600		200,000
Warrants issued for services			404,145		404,145
Stock options issued for services			110,000		110,000
Net loss				(3,266,323)	(3,266,323)

Balance, June 30, 2018	70,062,376	$70,066	$106,867,836	$(86,774,015)	$20,163,887

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

On November 23, 2010, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) between the major shareholders of PPS and the shareholders of Torchlight Energy, Inc. (“TEI”). As a result of the transactions effected by the Exchange Agreement, at closing TEI became our wholly-owned subsidiary, and the business of TEI became our sole business. TEI was incorporated under the laws of the State of Nevada in June, 2010. We are engaged in the acquisition, exploitation and/or development of oil and natural gas properties in the United States. We operate our business through our subsidiaries Torchlight Energy Inc., Torchlight Energy Operating, LLC, Hudspeth Oil Corporation, Torchlight Hazel, LLC, and Warwink Properties LLC.

2. GOING CONCERN

At June 30, 2018, the Company had not yet achieved profitable operations. We had a net loss of $3,266,323 for the six months ended June 30, 2018 and had accumulated losses of $86,774,015 since our inception. The Company had working capital as of June 30, 2018 of $2,046,688. We expect to incur further losses in the development of our business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents - Cash and cash equivalents include certain investments in highly liquid instruments with original maturities of three months or less

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of June 30, 2018 and December 31, 2017, no valuation allowance was considered necessary.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During six months ended June 30, 2018 and 2017, the Company capitalized $885,006 and $408,627, respectively, of interest on unevaluated properties.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The calculation of diluted earnings per share excludes 18,530,356 shares issuable upon the exercise of outstanding warrants and options because their effect would be anti-dilutive.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will become effective for the Company on January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on the Company’s financial position or results from operations.

Subsequent events – The Company evaluated subsequent events through August 9, 2018, the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. OIL & GAS PROPERTIES

The following table presents the capitalized costs for oil & gas properties of the Company as of June 30, 2018 and December 31, 2017:

Evaluated costs subject to amortization	$5,035,285	$5,022,129
Unevaluated costs	33,618,930	26,100,749
Total capitalized costs	38,654,215	31,122,878
Less accumulated depreciation, depletion and amortization	(5,939,608)	(5,543,599)
Total oil and gas properties	$32,714,607	$25,579,279

Unevaluated costs as of June 30, 2018 include cumulative costs on developing projects including the Orogrande, Hazel, and Winkler projects in West Texas.

The Company identified impairment of $2,300,626 in 2017 related to its unevaluated properties. Although we had no recognized impairment expense in 2017, the Company has adjusted the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of unevaluated leases in 2017 in the amount of $2,300,626. The impact of this change will be to increase the basis for calculation of future period’s depletion, depreciation and amortization to include $2,300,626 of cost which will effectively recognize the impairment on the Consolidated Statement of Operations over future periods. The $2,300,626 has also become an evaluated cost for purposes of future period’s Ceiling Tests and which may further recognize the impairment expense recognized in future periods. The impact of this cost reclassification at March 31, 2018 was a recognized impairment expense of $139,891. No impairment adjustment was required at June 30, 2018.

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

Acquisition of Additional Interests in Hazel Project

On January 30, 2017, we and our then wholly-owned subsidiary, Torchlight Acquisition Corporation, a Texas corporation (“TAC”), entered into and closed an Agreement and Plan of Reorganization and a Plan of Merger with Line Drive Energy, LLC, a Texas limited liability company (“Line Drive”), and Mr. Gregory McCabe, our Chairman, under which agreements TAC merged with and into Line Drive and the separate existence of TAC ceased, with Line Drive being the surviving entity and becoming our wholly-owned subsidiary. Line Drive, which was wholly-owned by Mr. McCabe, our Chairman, owned certain assets and securities, including approximately 40.66% of 12,000 gross acres, 9,600 net acres, in the Hazel Project and 521,739 warrants to purchase shares of our common stock (which warrants had been assigned by Mr. McCabe to Line Drive). Upon the closing of the merger, all of the issued and outstanding shares of common stock of TAC automatically converted into a membership interest in Line Drive, constituting all of the issued and outstanding membership interests in Line Drive immediately following the closing of the merger, the membership interest in Line Drive held by Mr. McCabe and outstanding immediately prior to the closing of the merger ceased to exist, and we issued Mr. McCabe 3,301,739 restricted shares of our common stock as consideration therefor. Immediately after closing, the 521,739 warrants held by Line Drive were cancelled, which warrants had an exercise price of $1.40 per share and an expiration date of June 9, 2020. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on January 31, 2017. Subsequent to the closing, the name of Line Drive Energy, LLC was changed to Torchlight Hazel, LLC. We are required to drill one well every six months to hold the entire 12,000 acre block for eighteen months, and thereafter two wells every six months effective June 2018.

Also on January 30, 2017, TEI entered into and closed a Purchase and Sale Agreement with Wolfbone. Under the agreement, TEI acquired certain of Wolfbone’s Hazel Project assets, including its interest in the Flying B Ranch #1 well and the 40 acre unit surrounding the well, for consideration of $415,000, and additionally, Wolfbone caused to be cancelled a total of 2,780,000 warrants to purchase shares of our common stock, including 1,500,000 warrants held by McCabe Petroleum Corporation, an entity owned by Mr. McCabe and 1,280,000 warrants held by Green Hill Minerals, an entity owned by Mr. McCabe’s son, which warrant cancellations were effected through certain Warrant Cancellation Agreements. The 1,500,000 warrants held by MPC that were cancelled had an exercise price of $1.00 per share and an expiration date of April 4, 2021. The warrants held by Green Hill Minerals that were cancelled included 100,000 warrants with an exercise price of $1.73 and an expiration date of September 30, 2018 and 1,180,000 warrants with an exercise price of $0.70 and an expiration date of February 15, 2020.

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

In April 2018, we announced that we have commenced a process that could result in the monetization of the Hazel Project. We believe the development activity at the Hazel Project, coupled with nearby activities of other oil and gas operators, suggests that this project has achieved a level of value worth monetizing. We anticipate that the liquidity that would be provided from selling the Hazel Project could be redeployed into the Orogrande Project.

Winkler Project, Winkler County, Texas

On December 1, 2017, the Agreement and Plan of Reorganization that we and our then wholly-owned subsidiary, Torchlight Wolfbone Properties, Inc., a Texas corporation (“TWP”), entered into with MPC and Warwink Properties, LLC (Warwink Properties) on November 14, 2017 closed. Under the agreement, TWP merged with and into Warwink Properties and the separate existence of TWP ceased, with Warwink Properties being the surviving entity and becoming our wholly-owned subsidiary. Warwink Properties was wholly owned by MPC. Warwink Properties owns certain assets, including a 10.71875% working interest in approximately 640 acres in Winkler County, Texas. Upon the closing of the merger, all of the issued and outstanding shares of common stock of TWP converted into a membership interest in Warwink Properties, constituting all of the issued and outstanding membership interests in Warwink Properties immediately following the closing of the merger, the membership interest in Warwink Properties held by MPC and outstanding immediately prior to the closing of the merger ceased to exist, and we issued MPC 2,500,000 restricted shares of our common stock as consideration. Also on December 1, 2017, MPC closed its transaction with MECO IV, LLC (“MECO”) for the purchase and sale of certain assets as contemplated by the Purchase and Sale Agreement dated November 9, 2017 among MPC, MECO and additional parties thereto, or the MECO PSA, to which we are not a party. Under the MECO PSA, Warwink Properties received a carry from MECO (through the tanks) of up to $1,475,000 in the next well drilled on the Winkler County leases. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on December 5, 2017.

Also on December 1, 2017, the transactions contemplated by the Purchase Agreement that TEI entered into with MPC closed. Under the Purchase Agreement, which was entered into on November 14, 2017, TEI acquired beneficial ownership of certain of MPC’s assets, including acreage and wellbores located in Ward County, Texas, (“the Ward County Assets”). As consideration under the Purchase Agreement, at closing TEI issued to MPC an unsecured promissory note in the principal amount of $3,250,000, payable in monthly installments of interest only beginning on January 1, 2018, at the rate of 5% per annum, with the entire principal amount together with all accrued interest due and payable on January 1, 2021. In connection with TEI’s acquisition of beneficial ownership in the Ward County Assets, MPC sold those same assets, on behalf of TEI, to MECO at closing of the MECO PSA, and accordingly, TEI received $3,250,000 in cash for its beneficial interest in the Ward County Assets. Additionally, at closing of the MECO PSA, MPC paid TEI a performance fee of $2,781,500 in cash as compensation for TEI’s marketing and selling the Winkler County assets of MPC and the Ward County Assets as a package to MECO.

MECO expects to drill two gross horizontal well in this project in 2018. The first well was spudded on May 7, 2018.

Addition to the Winkler Project

As of May 7, 2018, our Winkler project in the Delaware Basin has begun the drilling phase of the first Winkler Project well, the UL 21 War-Wink 47 #2H. Our operating partner, MECO had begun the pilot hole on the project. The plan is to evaluate the various potential zones for a lateral leg to be drilled once logging is completed. We expect the most likely target to be the Wolfcamp A interval. The well is on 320 newly acquired acres offsetting the original leasehold we entered into in December, 2017. The additional acreage was leased by our operating partner under the Area of Mutual Interest Agreement (AMI) and we recently exercised our right to participate for its 12.5% in the additional 1,080 gross acres at a cash cost of $447,847. Our carried interest in the first well, as outlined in the agreement, was originally planned to be on the first acreage acquired. That carried interest is being applied to this new well and will allow MECO to drill and produce potential revenues sooner than originally planned. The primary leasehold is a 320-acre block directly west of the current position and will allow for 5,000-foot lateral wells to be drilled.

Reference is made to Note 11, “Subsequent Events” below, regarding the acquisition of additional interest in the oil and gas leases in the Orogrande Project.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. RELATED PARTY PAYABLES

As of June 30, 2018, related party payables consisted of accrued and unpaid compensation to one of our executive officers totaling $45,000.

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company has a noncancelable lease for its office premises that expires on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for the lease was $48,330 and $39,912 for the six months ended June 30, 2018 and 2017, respectively.

Approximate future minimum rental commitments under the office premises lease are:

Year Ending December 31,	Rent

2018	$48,330
To 2019 Expiration	88,605
Total	$136,935

Environmental matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of June 30, 2018 and December 31, 2017, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

Legal Proceeding

We had pending in the 429th judicial district court in Collin County, Texas a lawsuit against Husky, Charles V. Long, Silverstar of Nevada, Inc., Gastar Exploration Inc., J. Russell Porter, Michael A. Gerlich, and Jerry R. Schuyler that was originally filed in May 2016.  In the lawsuit, we allege, among other things, that the defendants acted improperly in connection with multiple transactions, and that the defendants misrepresented and omitted material information to us with respect to these transactions.  Husky filed a counterclaim against us and TEI, and a third-party petition against John Brda, our Chief Executive Officer, President, Secretary and a member of our board of directors, and Willard McAndrew III, a former officer of our company, which we refer to as the “Husky Counterclaim”. The Husky Counterclaim asserted a claim of breach of contract against us and TEI and asserted a claim for tortious interference with Husky’s contractual relationship with us and a claim for conspiracy to tortiously interfere with unspecified Husky business and contractual relationships against us and TEI, John Brda and Willard McAndrew III.  Gastar Exploration, Inc. also filed a counterclaim for our alleged breach of a release that Gastar Exploration, Inc. claimed occurred because we filed this lawsuit against the Gastar Defendants.

In May 2017, the Court granted Gastar Exploration, Inc., J. Russell Porter, Michael A. Gerlich, and Jerry R. Schuyler’s, or Gastar Defendants, motion for summary judgment dismissing all of our claims against the Gastar Defendants with prejudice. After that ruling by the Court, the only claim remaining related to the Gastar Defendants was Gastar’s counterclaim against the Company.  In January 2018, the Court heard cross-motions for summary judgment by Gastar and us to resolve Gastar’s remaining claims against us. The Court issued its ruling in March 2018 denying our motion for summary judgment and granting in part Gastar’s motion for summary judgment.  Thereafter on May 23, 2018, a Settlement Agreement and Release was entered into requiring the Company to pay $470,000 to Gastar, which amount was paid on that date.  The Court signed an agreed order of nonsuit with prejudice related to Gastar's claims on May 24, 2018.

In April 2018, we and TEI entered into a binding letter agreement with Husky and its affiliates that settled for non-financial consideration all claims asserted by Husky, including those claims Husky asserted against John Brda and Willard McAndrew III, as well as the claims we and TEI asserted against Husky and its affiliates. The binding letter agreement required a formal settlement agreement that was executed on June 27, 2018 resulting in all claims asserted against the Company, TEI, John Brda, Willard McAndrew III, Husky and Husky’s affiliates being dismissed with prejudice.

As of June 29, 2018, all remaining claims, not previously dismissed, against all parties were dismissed with prejudice when the court signed an agreed nonsuit with prejudice pursuant to a settlement agreement between the parties and the legal proceeding is over and closed.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY

On April 19, 2018, we entered into an Underwriting Agreement with Roth Capital Partners, LLC (the “Underwriter”) under which a total of 5,750,000 shares of our common stock were issued and sold in an underwritten public offering, which amount includes the full exercise of the over-allotment option for 750,000 shares. The offering closed on April 23, 2018. The public offering price for each share of common stock was $1.15. The Underwriter purchased the shares of common stock from us at a price of $1.0752 per share, representing a 6.5% discount from the public offering price. The Underwriter acted as the sole manager for the offering. The common stock was offered and sold pursuant to our effective registration statement on Form S-3 (File No. 333220181) filed with the SEC on August 25, 2017 and declared effective by the SEC on September 28, 2017, the accompanying prospectus contained therein, and preliminary and final prospectus supplements filed with the SEC in connection with our takedown relating to the offering. The net proceeds to us from the sale of the shares of common stock in the offering was $6,049,734, after deducting underwriting discounts and commissions and our other offering expenses.

During the six months ended June 30, 2018, the Company issued 400,000 shares of common stock as compensation for consulting services, with total fair value of $486,000.

During the six months ended June 30, 2018, the Company issued 172,342 shares of common stock in satisfaction of the payment in kind due on April 10, 2018 to the holders of notes payable by the Company, with total fair value of $221,025.

During the six months ended June 30, 2018, the Company issued 620,000 warrants for consulting services which resulted in $404,145 of recognized expense.

During the six months ended June 30, 2018, the Company recognized $110,000 stock based compensation of expense related to 800,000 stock options issued in third quarter of 2017.

During the six months ended June 30, 2018, the Company issued 400,000 shares of common stock for exercise of warrants, with total fair value of $200,000.

A summary of warrants outstanding as of June 30, 2018 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2018	2019	2020	2021	2022	2023	Total

$0.70	-	-	420,000	-	-	-	420,000
$0.77	-	100,000	-	-	-	-	100,000
$1.00	-	25,116	-	-	-	-	25,116
$1.03	-	-	-	120,000	-	-	120,000
$1.08	-	37,500	-	-	-	-	37,500
$1.21	-	-	-	-	-	120,000	120,000
$1.40	-	-	1,121,736		-	-	1,121,736
$1.50	-	-		100,000	-	-	100,000
$1.64	-	-	-	200,000	-	-	200,000
$1.73	100,000	-	-	-	-	-	100,000
$1.80	-	-	1,250,000	-	-	-	1,250,000
$2.00	837,596	-	-	400,000	-	-	1,237,596
$2.03	2,000,000	-	-	-	-	-	2,000,000
$2.09	1,800,000	-	-	-	-	-	1,800,000
$2.23	-	-	832,512		-	-	832,512
$2.29	80,000	-	-	-	-	-	80,000
$2.50	-	35,211	-	-	-	-	35,211
$2.82	38,174	-	-	-	-	-	38,174
$3.50	-	15,000	-	-	-	-	15,000
$4.50	-	700,000	-	-	-	-	700,000
$6.00	60,000	22,580	-	-	-	-	82,580
$7.00	-	700,000	-	-	-	-	700,000
	4,915,770	1,635,407	3,624,248	820,000	-	120,000	11,115,425

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY (CONTINUED)

A summary of stock options outstanding as of June 30, 2018 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2017	2018	2019	2020	2021	2022	Total

$0.97	-	-	-	-	259,742	-	259,742
$1.10	-	-	-	-	-	800,000	800,000
$1.57	-	-	1,497,163	4,500,000	-	-	5,997,163
$1.63	-	-	-	-		58,026	58,026
$1.79	-	-	-	300,000	-	-	300,000
	-	-	1,497,163	4,800,000	259,742	858,026	7,414,931

At June 30, 2018, the Company had reserved 418,530,356 shares for future exercise of warrants and options.

Warrants and options issued were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants and options issued during the six months ended June 30, 2018 and 2017 were as follows:

2018

Risk-free interest rate	2.15% - 2.82%
Expected volatility of common stock	106% - 119%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	Three to Five Years

2017

Risk-free interest rate	1.47% - 1.94%
Expected volatility of common stock	106.5% - 116.5%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	Four to Five Years

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

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the six months ended June 30, 2018 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the six months ended June 30, 2017 for this same reason.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. INCOME TAXES (CONTINUED)

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $55,019,751 and $52,934,915 at June 30, 2018 and December 31, 2017, respectively. The federal net operating loss carryforward will begin to expire in 2030. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

The effective interest rate is 15.88%.

On April 12, 2018, the holders of the notes described above received 172,342 shares of common stock as a payment in kind representing the annual payments of common stock due at the rate of 2.5% of principal amount outstanding as of April 10, 2018 based on a volume-weighted average price calculation.

Promissory note transactions for the six months ended June 30, 2018 are summarized as follows:

Unsecured promissory note balance - December 31, 2017	$7,269,281

New borrowing	4,500,000
Original issue discount	(167,850)
Proceeds from borrowing	4,332,150

New note debt issuance costs	(225,000)
Accretion of discount and amortization of debt issuance costs	227,774

Unsecured promissory note balance - June 30, 2018	$11,604,205

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. PROMISSORY NOTES (CONTINUED)

In connection with the transaction for the acquisition of Warwink Properties effective December 5, 2017, the Company borrowed $3.25 million from its Chairman, Greg McCabe on a three-year interest only promissory note bearing interest at 5% per annum. The Company paid $250,000 as a principal payment on June 20, 2018.

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability for the six months ended June 30, 2018:

Asset retirement obligation – December 31, 2017	$9,274

Accretion expense	187

Asset retirement obligation – June 30, 2018	$9,461

11. SUBSEQUENT EVENTS

On July 25, 2018, we and our wholly-owned subsidiary, Hudspeth Oil Corporation, entered into a Settlement & Purchase Agreement (the “Settlement Agreement”) with Founders Oil & Gas, LLC, Founders Oil & Gas Operating, LLC, Wolfbone Investments, LLC (a wholly-owned company of Gregory McCabe, our Chairman) and McCabe Petroleum Corporation (also a wholly-owned company of Mr. McCabe), which agreement provides for Hudspeth Oil and Wolfbone Investments to each immediately pay $625,000 and for Hudspeth Oil or the Company and Wolfbone Investments or McCabe Petroleum to each pay another $625,000 on July 20, 2019, as consideration for Founders Oil & Gas assigning all of its working interest in the oil and gas leases of the Orogrande Project to Hudspeth Oil and Wolfbone Investments equally. The assignments to Hudspeth Oil and Wolfbone Investments were made in July when the first payments were made. The payments to Founders Oil & Gas due in 2019 are not securitized. After this assignment (for which Hudspeth Oil’s total consideration is $1,250,000), Hudspeth Oil’s working interest will increase to 72.5%. Additionally, the Settlement Agreement provides that the Founders parties will assign to the Company, Hudspeth Oil, Wolfbone Investments and McCabe Petroleum their claims against certain vendors for damages, if any, against such vendors for negligent services or defective equipment. Further, the Settlement Agreement has a mutual release and waivers among the parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the acquisition, exploration, exploitation, and/or development of oil and natural gas properties in the United States. We operate our business through our subsidiaries Torchlight Energy Inc., Torchlight Energy Operating, LLC, Hudspeth Oil Corporation, and Torchlight Hazel, LLC, and Warwink Properties LLC.

The core strategy of the Company is pursuing the ongoing development of its assets in the Permian basin consisting of the Orogrande, the Hazel, and the Warwink Projects. These West Texas properties demonstrate significant potential and future production capabilities based upon the analysis of scientific data already gathered in the day by day development activity. Therefore, the Board has determined to focus its efforts and capital on these projects to maximize shareholder value for the long run.

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

Current Projects

As of June 30, 2018, we had interests in three oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, and the Winkler Project in Winkler County, Texas.

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Gregory McCabe, our Chairman. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which holds certain oil and gas assets, including a 100% working interest in approximately 172,000 mostly contiguous acres in the Orogrande Basin in West Texas. As of December 31, 2017, leases covering approximately 133,000 acres remain in effect. This acreage is in the primary term under five-year leases that carry additional five-year extension provisions. As consideration, at closing we issued 868,750 restricted shares of our common stock to Mr. McCabe and paid a total of $100,000 in geologic origination fees to third parties. Additionally, Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. We believe all drilling obligations through June 30, 2018 have been met.

On September 23, 2015, Hudspeth entered into a Farmout Agreement with Pandora Energy, LP (“Pandora”), Founders Oil & Gas, LLC (“Founders”), and for the limited purposes set forth therein, MPC and Mr. McCabe, for the entire Orogrande Project in Hudspeth County, Texas. The Farmout Agreement provided that Hudspeth and Pandora (collectively referred to as “Farmor”) would assign to Founders an undivided 50% of the leasehold interest and a 37.5% net revenue interest in the oil and gas leases and mineral interests in the Orogrande Project, which interests, except for any interests retained by Founders, would be reassigned to Farmor by Founders if Founders did not spend a minimum of $45.0 million on actual drilling operations on the Orogrande Project by September 23, 2017. Under a joint operating agreement also entered into on September 23, 2015, Founders was designated as operator of the leases.

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

During the fourth quarter of 2017, we took back operational control from Founders on the Orogrande Project. We were joined by Wolfbone Investments, LLC, (“Wolfbone”), a company owned by Mr. McCabe. We, along with Hudspeth, Wolfbone and, for the limited purposes set forth therein, Pandora, entered into an Assignment of Farmout Agreement with Founders, (the “Assignment of Farmout Agreement”), pursuant to which we and Wolfbone will share the remaining commitments under the Farmout Agreement. All original provisions of our carried interest were to remain in place including reimbursement to us on each wellbore. Founders was to remain a 9.5% working interest owner in the Orogrande Project for the $9.5 million it had spent as of the date of the Assignment of Farmout Agreement, and such interests were to be carried until $40.5 million is spent by Wolfbone and us, with each contributing 50% of such capital spend, under the existing agreement. Our working interest in the Orogrande Project thereby increased by 20.25% to a total of 67.75% and Wolfbone then owned 20.25%.

Founders was to operate a newly drilled horizontal well called the University Founders #A25 (at 5,540’ depth in a 1,000’ lateral) with supervision from us and our partners. The University Founders #A25 was spudded on November 28, 2017. During the month of April, 2018, we, MPC and Mr. McCabe were to assume full operational control including managing drilling plans and timing for all future wells drilled in the project. We believe two additional wells will be drilled and completed in 2018.

On July 25, 2018, we and Hudspeth entered into a Settlement & Purchase Agreement (the “Settlement Agreement”) with Founders (and Founders Oil & Gas Operating, LLC), Wolfbone and MPC, which agreement provides for Hudspeth and Wolfbone to each immediately pay $625,000 and for Hudspeth or the Company and Wolfbone or MPC to each pay another $625,000 on July 20, 2019, as consideration for Founders assigning all of its working interest in the oil and gas leases of the Orogrande Project to Hudspeth and Wolfbone equally. The assignments to Hudspeth and Wolfbone were made in July when the first payments were made. The payments to Founders in 2019 are not securitized. Future well capital spending obligations will require the same 50% contribution from Hudspeth and 50% from Wolfbone until such time as the $40.5 million to be spent on the project (as per our Assignment of Farmout Agreement with Founders) is completed. The Company estimates that there is still approximately $28 million remaining to be spent on the project until such time as the capital expenditures revert back to the percentages of the working interest owners.

After the assignment by Founders (for which Hudspeth’s total consideration is $1,250,000), Hudspeth’s working interest increased to 72.5%. Additionally, the Settlement Agreement provides that the Founders parties will assign to the Company, Hudspeth, Wolfbone and MPC their claims against certain vendors for damages, if any, against such vendors for negligent services or defective equipment. Further, the Settlement Agreement has a mutual release and waivers among the parties.

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

In April 2018, we announced that we have commenced a process that could result in the monetization of the Hazel Project. We believe the development activity at the Hazel Project, coupled with nearby activities of other oil and gas operators, suggests that this project has achieved a level of value worth monetizing. We anticipate that the liquidity that would be provided from selling the Hazel Project could be redeployed into the Orogrande Project. While this process is underway, we will take all necessary steps to maintain the leasehold as required. In May, the working interest partners in the Hazel Project drilled a shallow well to test a zone at 2500’.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Winkler Project, Winkler County, Texas

On December 1, 2017, the Agreement and Plan of Reorganization that we and our then wholly-owned subsidiary, Torchlight Wolfbone Properties, Inc., a Texas corporation (“TWP”), entered into with MPC and Warwink Properties, LLC (Warwink Properties) on November 14, 2017 closed. Under the agreement, TWP merged with and into Warwink Properties and the separate existence of TWP ceased, with Warwink Properties being the surviving entity and becoming our wholly-owned subsidiary. Warwink Properties was wholly owned by MPC. Warwink Properties owns certain assets, including a 10.71875% working interest in approximately 640 acres in Winkler County, Texas. Upon the closing of the merger, all of the issued and outstanding shares of common stock of TWP converted into a membership interest in Warwink Properties, constituting all of the issued and outstanding membership interests in Warwink Properties immediately following the closing of the merger, the membership interest in Warwink Properties held by MPC and outstanding immediately prior to the closing of the merger ceased to exist, and we issued MPC 2,500,000 restricted shares of our common stock as consideration. Also on December 1, 2017, MPC closed its transaction with MECO IV, LLC (“ MECO”), for the purchase and sale of certain assets as contemplated by the Purchase and Sale Agreement dated November 9, 2017 among MPC, MECO and additional parties thereto (the “MECO PSA”), to which we are not a party. Under the MECO PSA, Warwink Properties received a carry from MECO (through the tanks) of up to $1,475,000 in the next well drilled on the Winkler County leases. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on December 5, 2017.

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

MECO expects to drill two gross horizontal well in this project in 2018. The first well was spudded on May 7, 2018.

Addition to the Winkler Project

As of May 7, 2018 our Winkler project in the Delaware Basin has begun the drilling phase of the first Winkler Project well, the UL 21 War-Wink 47 #2H. Our operating partner, MECO had begun the pilot hole on the project. The plan is to evaluate the various potential zones for a lateral leg to be drilled once logging is completed. We expect the most likely target to be the Wolfcamp A interval. The well is on 320 newly acquired acres offsetting the original leasehold we entered into in December, 2017. The additional acreage was leased by our operating partner under the Area of Mutual Interest Agreement (AMI) and we recently exercised its right to participate for its 12.5% in the additional 1,080 gross acres at a cash cost of $447,847. Our carried interest in the first well, as outlined in the agreement, was originally planned to be on the first acreage acquired. That carried interest is being applied to this new well and will allow MECO to drill and produce potential revenues sooner than originally planned. The primary leasehold is a 320-acre block directly west of the current position and will allow for 5,000-foot lateral wells to be drilled.

Mr. Masterson is credited with originating the Winkler Project in the Delaware Basin. With Mr. Masterson’s assistance, we have identified Wolfcamp A and B, Upper Second Bone Spring and Lower Second Bone Spring formations within our acreage position.

Hunton Play, Central Oklahoma

As of June 30, 2018, we were producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove. All other Oklahoma property interests including the lease interests previously held in the Viking, Rosedale, and Thunderbird AMI’s were abandoned pursuant to the Settlement and Mutual Release Agreement executed on June 27, 2018 to bring closure to the Legal Proceeding described below.

Legal Proceeding

As previously disclosed, in May, 2016, Torchlight Energy Resources, Inc. and its subsidiary Torchlight Energy, Inc. filed a lawsuit in the 429th judicial district court in Collin County, Texas against Husky Ventures, Inc., Charles V. Long, April Glidewell, Silverstar of Nevada, Inc., Maximus Exploration, LLC, Atwood Acquisitions, LLC, Gastar Exploration Inc., J. Russell Porter, Michael A. Gerlich, Jerry R. Schuyler, and John M. Selser, Sr. The matter was settled pursuant to a Settlement and Mutual Release Agreement executed on June 27, 2018. Reference is made to the subsection titled “Legal Proceeding” under Note 6, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Historical Results for the three months ended June 30, 2018 and 2017:

Revenues and Cost of Revenues

For the three months ended June 30, 2018, we had production revenue of $283,263 compared to $13,303 for the three months ended June 30, 2017. Refer to the table of production and revenue included below for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $184,425 and $11,976 for the three months ended June 30, 2018 and 2017, respectively.

We recorded depreciation, depletion, and amortization expense of $154,805 for the three months ended June 30, 2018 compared to $25,918 for the three months ended June 30, 2017.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2018 and 2017 were $907,595 and $949,040, respectively, a decrease of $41,445. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the three months ended June 30, 2018 compared to 2017 is detailed as follows:

Increase (decrease) in audit fees	$15,325
Increase (decrease) in consulting expense	$41,500
Increase (decrease) in filing and compliance fees	$16,954
Increase (decrease) in general corporate expenses	$45,815
Increase (decrease) in investor relations	$29,720
Increase (decrease) in insurance	$16,069
Increase (decrease) in legal fees	$(100,092)
Increase (decrease) in professional fees	$50,000
Increase (decrease) in non cash stock and warrant compensation	$(140,962)
Increase (decrease) in salaries and compensation	$(15,774)

Total (Decrease) in General and Administrative Expenses	$(41,445)

Historical Results for the six months ended June 30, 2018 and 2017:

Revenues and Cost of Revenues

For the six months ended June 30, 2018, we had production revenue of $764,426 compared to $26,252 for the six months ended June 30, 2017. Refer to the table of production and revenue included below for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $413,328 and $16,133 for the six months ended June 30, 2018 and 2017, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Oklahoma	Q1 - 2018	72	2,008	4,464	5,202	$9,665
Hazel (TX)	Q1 - 2018	7,786	0	471,498	-	$471,498
Total Q1-2018		7,858	2,008	$475,962	$5,202	$481,163

Oklahoma	Q2 - 2018	446	1,857	10,912	2,690	$13,602
Hazel (TX)	Q2 - 2018	4,368	0	266,506	-	$266,506
Meco (TX)	Q2 - 2018	51	0	3,155	-	$3,155
Total Q2-2018		4,865	1,857	$280,573	$2,690	$283,263

2018 Year To Date		12,723	3,865	$756,535	$7,892	$764,426

Oklahoma	Q1 - 2017	101	2,303	$5,346	$7,604	$12,950
Hazel (TX)	Q1 - 2017	0	0	-	-	-
Total Q1-2017		101	2,303	$5,346	$7,604	$12,950

Oklahoma	Q2 - 2017	140	2,332	6,594	6,709	13,303
Hazel (TX)	Q2 - 2017	0	0	-	-	-
Total Q2-2017		140	2,332	$6,594	$6,709	$13,303

Oklahoma	Q3 - 2017	132	2,041	5,733	3,727	9,460
Hazel (TX)	Q3 - 2017	204	0	8,836	-	8,836
Total Q3-2017		336	2,041	$14,569	$3,727	$18,296

Oklahoma	Q4 - 2017	84	2,583	4,739	8,227	12,966
Hazel (TX)	Q4 - 2017	9,730	0	512,984	-	512,984
Total Q4-2017		9,814	2,583	$517,723	$8,227	$525,950

Year Ended 12/31/17		10,391	9,259	$544,232	$26,267	$570,499

The increase in revenue and related production costs results from the operations of the Flying B wells in the Hazel project area.

We recorded depreciation, depletion, and amortization expense of $261,938 for the six months ended June 30, 2018 compared to $50,435 for the six months ended June 30, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2018 and 2017 were $2,583,434 and $1,942,445, respectively, an increase of $640,989. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the six months ended June 30, 2018 compared to 2017 is detailed as follows:

Increase (decrease) in audit fees	$78,708
Increase (decrease) in consulting expense	$166,500
Increase (decrease) in filing and compliance fees	$36,131
Increase (decrease) in general corporate expenses	$14,502
Increase (decrease) in insurance	$13,745
Increase (decrease) in investor relations	$192,225
Increase (decrease) in legal fees	$(190,761)
Increase (decrease) in professional fees	$50,000
Increase (decrease) in non cash stock and warrant compensation	$283,425
Increase (decrease) in salaries and compensation	$(3,486)

Total Increase in General and Administrative Expenses	$640,989

Liquidity and Capital Resources

At June 30, 2018, we had working capital of $2,046,688 and total assets of $36,389,099. Stockholders’ equity was $20,163,887.

Cash flows from operating activities for the six months ended June 30, 2018 was $(141,532) compared to $(2,460,351) for the six months ended June 30, 2017, an increase of $2,318,819. Cash flows from operating activities for the six months ended June 30, 2018 can be primarily attributed to net loss from operations of $3,266,323, stock based compensation of $1,000,146, and a decrease in prepayments for development costs. Cash flows from operating activities for the six months ended June 30, 2017 can be primarily attributed to net loss from operations of $2,111,014 and $716,719 in stock compensation expense and the increase in prepayment of development costs. Reference the Consolidated Statements of Cash Flows for additional detail of the components that comprise the net use of cash in operations. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flows from investing activities for the six months ended June 30, 2018 was $(7,531,151) compared to $(2,655,199) for the six months ended June 30, 2017. Cash flows from investing activities consists of investment in oil and gas properties in Texas during the six months ended June 30, 2018 and June 30, 2017.

Cash flows from financing activities for the six months ended June 30, 2018 was $9,762,509 as compared to $4,811,698 for the six months ended June 30, 2017. Cash flows from financing activities consists of proceeds from an offering of our common stock and additional borrowings under promissory notes for 2018. We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

We will require additional debt or equity financing to meet our plans and needs. We face obstacles in continuing to attract new financing due to industry conditions and our history and current record of net losses. Despite our efforts, we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

We do not expect to pay cash dividends on our common stock in the foreseeable future.

Commitments and Contingencies

Operating Leases

The Company has a non-cancelable lease for its office premises that expires on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for the lease was $48,330 for the six months ended June 30, 2018 and $39,912 for the six months ended June 30, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Approximate future minimum rental commitments under the office premises lease are:

Year Ending December 31,	Rent

2018	$48,330
To 2019 Expiration	88,605
Total	$136,935

Environmental matters

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time. As of June 30, 2018 and December 31, 2017, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our primary market risk is exposure to natural gas and crude oil prices. Realized prices are mainly driven by worldwide prices for crude oil and spot market prices for North American natural gas production. Commodity prices can be volatile and unpredictable. We presently do not use any hedging transactions with respect to our oil and natural gas production, and accordingly, we may be subject to significant reduction in prices which could have a material negative impact on our profitability.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2018, the Company issued 100,000 shares of common stock as compensation for consulting services.

In April 2018, the Company issued 172,342 shares of common stock in satisfaction of the payment in kind due on April 10, 2018 to the holders of notes payable by the Company.

During the three months ended June 30, 2018, the Company issued 400,000 shares of common stock in warrant exercises.

In May 2018, the Company issued 120,000 warrants for consulting services.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Share Exchange Agreement dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010.) *

3.1	Articles of Incorporation. (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

3.2	Certificate of Amendment to Articles of Incorporation dated December 10, 2014. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2015.) *

3.3	Certificate of Amendment to Articles of Incorporation dated September 15, 2015. (Incorporated by reference from Form 10-Q filed with the SEC on November 12, 2015.) *

3.4	Certificate of Amendment to Articles of Incorporation dated August 18, 2017

3.5	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on October 26, 2016.) *

10.1	12% Series B Unsecured Convertible Promissory Note (form of) (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2015.) *

10.2	Securities Purchase Agreement (for Series A Convertible Preferred Stock) (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2015.) *

10.3	Employment Agreement (with John A. Brda) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.4	Employment Agreement (with Roger Wurtele) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.5	Loan documentation and warrants with Eunis L. Shockey (Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2015.) *

10.6	Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and certain other parties (Incorporated by reference from Form 8-K filed with the SEC on September 29, 2015) *

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

ITEM 6. EXHIBITS- continued

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

10.20
Purchase & Settlement Agreement, dated July 24, 2018, between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation, Founders Oil & Gas, LLC, Founders Oil & Gas Operating, LLC, Wolfbone Investments, LLC and McCabe Petroleum Corporation

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

Torchlight Energy Resources, Inc.

Date: August 9, 2018	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: August 9, 2018	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer