Form 10-Q
period 2018-09-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2018-11-09
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of November 9, 2018, there were 70,112,376 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$878,433	$1,051,720
Accounts receivable	229,853	596,141
Production revenue receivable	4,464	142,932
Prepayments - development costs	177,064	1,335,652
Prepaid expenses	86,988	39,506
Total current assets	1,376,802	3,165,951

Oil and gas properties, net	34,400,093	25,579,279
Office equipment, net	6,986	15,716
Other assets	6,362	6,362

TOTAL ASSETS	$35,790,243	$28,767,308

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$488,428	$762,502
Funds received pending settlement	-	520,400
Accrued payroll	771,176	695,176
Related party payables	45,000	45,000
Due to working interest owners	54,320	54,320
Accrued interest payable	285,133	202,050
Total current liabilities	1,644,057	2,279,448

Unsecured promissory notes, net of discount and financing costs of $831,155	11,733,142	7,269,281
at September 30, 2018 and $795,017 at December 31, 2017
Note payable	3,000,000	3,250,000
Asset retirement obligations	9,554	9,274

Total liabilities	16,386,753	12,808,003

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized;
-0- issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, par value $0.001 per share; 150,000,000 shares authorized;	70,116	63,344
70,112,376 issued and outstanding at September 30, 2018
63,340,034 issued and outstanding at December 31, 2017
Additional paid-in capital	107,142,465	99,403,654
Accumulated deficit	(87,809,091)	(83,507,693)
Total stockholders' equity	19,403,490	15,959,305

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,790,243	$28,767,308

The accompanying notes are an integral part of these interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues
Oil and gas sales	$128,675	$18,296	$893,101	$44,548

Cost of revenues	(182,294)	(16,499)	(595,622)	(32,632)

Gross profit	(53,619)	1,797	297,479	11,916

Operating expenses:
General and administrative expense	(747,357)	(866,131)	(3,330,790)	(2,808,576)
Depreciation, depletion and amortization	(106,136)	(21,980)	(368,074)	(72,415)
Loss on settlement	-	-	(369,439)	-
Impairment loss	-	-	(139,891)	-
Total operating expenses	(853,493)	(888,111)	(4,208,194)	(2,880,991)

Other income (expense)
Interest income	261	145	745	439
Interest expense and accretion of note discounts	(128,226)	(129,302)	(391,428)	(257,849)
Total expense	(127,965)	(129,157)	(390,683)	(257,410)

Loss before income taxes	(1,035,077)	(1,015,471)	(4,301,398)	(3,126,485)

Provision for income taxes	-	-	-	-

Net loss	$(1,035,077)	$(1,015,471)	$(4,301,398)	$(3,126,485)

Loss per common share:
Basic and Diluted	$(0.01)	$(0.02)	$(0.06)	$(0.08)
Weighted average number of common shares outstanding:
Basic and Diluted	70,080,854	60,208,946	67,468,291	38,775,843

The accompanying notes are an integral part of these interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2018	September 30, 2017
Cash Flows From Operating Activities
Net loss	$(4,301,398)	$(3,126,485)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	1,215,825	1,039,679
Accrued interest payable in stock	148,882	94,795
Accretion of note discounts	159,441	158,486
Depreciation, depletion and amortization	368,074	72,415
Loss on settlement	369,439	-
Impairment loss	139,891	-
Change in:
Accounts receivable	(53,551)	(5,813)
Production revenue receivable	138,468	(189)
Prepayments - development costs	1,158,588	583,347
Prepaid expenses	(47,482)	(25,313)
Other assets	-	11,999
Accounts payable and accrued expenses	1,718	89,571
Accrued interest payable	14,434	54,867
Net cash from operating activities	(687,671)	(1,052,641)

Cash Flows From Investing Activities
Investment in oil and gas properties	(9,319,771)	(5,189,642)

Net cash from investing activities	(9,319,771)	(5,189,642)

Cash Flows From Financing Activities
Issuance of common stock, net of in offering costs	6,049,734	-
Proceeds from promissory notes, net of in offering costs	4,304,421	7,338,969
Repayment of promissory notes	(250,000)	(2,509,500)
Proceeds from warrant exercise	200,000	29,250
Cash paid in settlement	(470,000)	-
Net cash from financing activities	9,834,155	4,858,719

Net decrease in cash	(173,287)	(1,383,564)

Cash - beginning of period	1,051,720	1,769,499

Cash - end of period	$878,433	$385,935

Supplemental disclosure of cash flow information: (Non Cash Items)
Mineral interests received in warrant exercise	$-	$3,229,431
Common stock issued for mineral interests	$-	$579,754
Accounts payable increase-investment in oil and gas properties	$-	$3,057,621
Common stock issued for services	$-	$373,431
Common stock issued for partial payment of unpaid compensation	$59,000	$-
Common stock issued in conversion of promissory note	$-	$1,007,890
Common stock issued for payment in kind on notes payable	$221,024	$-
Cash paid for interest	$1,124,174	$576,190
Cash paid for income tax	$-	$-
The accompanying notes are an integral part of these interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total

Balance, December 31, 2017	63,340,034	$63,344	$99,403,654	$(83,507,693)	$15,959,305

Issuance of common stock for services	450,000	450	544,550		545,000

Issuance of common stock for cash	5,750,000	5,750	6,043,984		6,049,734
net of Underwriting/Offering Costs

Issuance of common stock for Note PIK	172,342	172	220,852		221,024
Issuance of stock for warrant exercise	400,000	400	199,600		200,000
Warrants issued for services			423,575		423,575
Stock options issued for services			306,250		306,250
Net loss				(4,301,398)	(4,301,398)

Balance, September 30, 2018	70,112,376	$70,116	$107,142,465	$(87,809,091)	$19,403,490

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

2. GOING CONCERN

At September 30, 2018, the Company had not yet achieved profitable operations. We had a net loss of $4,301,398 for the nine months ended September 30, 2018 and had accumulated losses of $87,809,091 since our inception. The Company had a working capital deficit as of September 30, 2018 of $267,255. We expect to incur further losses in the development of our business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Fair value of financial instruments – Financial instruments consist of cash, receivables, payables and promissory notes, if any. The estimated fair values of cash, receivables, and payables approximate the carrying amount due to the relatively short maturity of these instruments. The carrying amounts of any promissory notes approximate their fair value giving effect for the term of the note and the effective interest rates.

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of September 30, 2018 and December 31, 2017, no valuation allowance was considered necessary.

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

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During nine months ended September 30, 2018 and 2017, the Company capitalized $1,382,820 and $703,740, respectively, of interest on unevaluated properties.

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

The Company also issues equity awards to non-employees. The fair value of these option awards is estimated when the award recipient completes the contracted professional services. The Company recognizes expense for the estimated total value of the awards during the period from their issuance until performance completion.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, the guidance on such payments to nonemployees is aligned with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, however the Company has opted for early adoption effective July 1, 2018. The amendments in this ASU are to be applied through a cumulative-effect adjustment to retained earnings as of the first reporting period in which the ASU is effective. In evaluating early adoption the Company has determined that the change does not have a material impact on its consolidated financial statements.

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

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The calculation of diluted earnings per share excludes 16,460,640 shares at September 30, 20018 issuable upon the  future exercise of outstanding warrants and options because their effect would be anti-dilutive.

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

Subsequent events – The Company evaluated subsequent events through November 9, 2018, the date of issuance of the financial statements. Subsequent events are disclosed in Note 11.

4. OIL & GAS PROPERTIES

The following table presents the capitalized costs for oil & gas properties of the Company as of September 30, 2018 and December 31, 2017:

	2018	2017

Evaluated costs subject to amortization	$5,035,285	$5,022,129
Unevaluated costs	35,407,642	26,100,749
Total capitalized costs	40,442,927	31,122,878
Less accumulated depreciation, depletion and amortization	(6,042,834)	(5,543,599)
Total oil and gas properties	$34,400,093	$25,579,279

Unevaluated costs as of September 30, 2018 include cumulative costs on developing projects including the Orogrande, Hazel, and Winkler projects in West Texas.

The Company identified impairment of $2,300,626 in 2017 related to its unevaluated properties. Although we had no recognized impairment expense in 2017, the Company has adjusted the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of unevaluated leases in 2017 in the amount of $2,300,626. The impact of this change will be to increase the basis for calculation of future period’s depletion, depreciation and amortization to include $2,300,626 of cost which will effectively recognize the impairment on the Consolidated Statement of Operations over future periods. The $2,300,626 has also become an evaluated cost for purposes of future period’s Ceiling Tests and which may further recognize the impairment expense recognized in future periods. The impact of this cost reclassification at March 31, 2018 was a recognized impairment expense of $139,891. No impairment adjustment was required at September 30, 2018.

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

Winkler Project, Winkler County, Texas

On December 1, 2017, the Agreement and Plan of Reorganization that we and our then wholly-owned subsidiary, Torchlight Wolfbone Properties, Inc., a Texas corporation (“TWP”), entered into with MPC and Warwink Properties, LLC (“Warwink Properties”) on November 14, 2017 closed. Under the agreement, TWP merged with and into Warwink Properties and the separate existence of TWP ceased, with Warwink Properties being the surviving entity and becoming our wholly-owned subsidiary. Warwink Properties was wholly owned by MPC. Warwink Properties owns certain assets, including a 10.71875% working interest in approximately 640 acres in Winkler County, Texas. Upon the closing of the merger, all of the issued and outstanding shares of common stock of TWP converted into a membership interest in Warwink Properties, constituting all of the issued and outstanding membership interests in Warwink Properties immediately following the closing of the merger, the membership interest in Warwink Properties held by MPC and outstanding immediately prior to the closing of the merger ceased to exist, and we issued MPC 2,500,000 restricted shares of our common stock as consideration. Also on December 1, 2017, MPC closed its transaction with MECO IV, LLC (“MECO”) for the purchase and sale of certain assets as contemplated by the Purchase and Sale Agreement dated November 9, 2017 among MPC, MECO and additional parties thereto, or the MECO PSA, to which we are not a party. Under the MECO PSA, Warwink Properties received a carry from MECO (through the tanks) of up to $1,475,000 in the next well drilled on the Winkler County leases. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on December 5, 2017.

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

Addition to the Winkler Project

As of May 7, 2018, our Winkler project in the Delaware Basin has begun the drilling phase of the first Winkler Project well, the UL 21 War-Wink 47 #2H. Our operating partner, MECO had begun the pilot hole on the project. The plan is to evaluate the various potential zones for a lateral leg to be drilled once logging is completed. We expect the most likely target to be the Wolfcamp A interval. The well is on 320 newly acquired acres offsetting the original leasehold we entered into in December, 2017. The additional acreage was leased by our operating partner under the Area of Mutual Interest Agreement (AMI) and we recently exercised our right to participate for its 12.5% in the additional 1,080 gross acres at a cash cost of $447,847. Our carried interest in the first well, as outlined in the agreement, was originally planned to be on the first acreage acquired. That carried interest is being applied to this new well and will allow MECO to drill and produce potential revenues sooner than originally planned. The primary leasehold is a 320-acre block directly west of the current position and will allow for 5,000-foot lateral wells to be drilled. The well is currently producing into the tanks and will generate revenue during the fourth quarter, 2018.

Acquisition of Additional Interests in Orogrande Project

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

5. RELATED PARTY PAYABLES

As of September 30, 2018, related party payables consisted of accrued and unpaid compensation to one of our executive officers totaling $45,000.

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company has a noncancelable lease for its office premises that expires on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for the lease was $65,387 and $57,469 for the nine months ended September 30, 2018 and 2017, respectively.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Approximate future minimum rental commitments under the office premises lease are:

Year Ending December 31,	Rent
2018	$24,165
To 2019 Expiration	88,605
Total	$112,770

Environmental matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of September 30, 2018 and December 31, 2017, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

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

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY (CONTINUED)

During the nine months ended September 30, 2018, the Company issued 450,000 shares of common stock as compensation for services, with total fair value of $545,000.

During the nine months ended September 30, 2018, the Company issued 172,342 shares of common stock in satisfaction of the payment in kind due on April 10, 2018 to the holders of notes payable by the Company, with total fair value of $221,024.

During the nine months ended September 30, 2018, the Company issued 1,220,000, warrants for consulting services which resulted in $423,575 of recognized expense.

During the nine months ended September 30, 2018, the Company issued 600,000 options recognizing $168,750 of stock based compensation expense and recognized $137,500 of stock based compensation of expense related to 800,000 stock options issued in third quarter of 2017.

During the nine months ended September 30, 2018, the Company issued 400,000 shares of common stock for exercise of warrants, with total fair value of $200,000.

A summary of warrants outstanding as of September 30, 2018 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2018	2019	2020	2021	2022	2023	Total

$0.70	-	-	420,000	-	-	-	420,000
$0.77	-	100,000	-	-	-	-	100,000
$1.00	-	25,116	-	-	-	-	25,116
$1.03	-	-	-	120,000	-	-	120,000
$1.08	-	37,500	-	-	-	-	37,500
$1.14	-	-	-	-	-	600,000	600,000
$1.21	-	-	-	-	-	120,000	120,000
$1.40	-	-	1,121,736		-	-	1,121,736
$1.50	-	-		100,000	-	-	100,000
$1.64	-	-	-	200,000	-	-	200,000
$1.80	-	-	1,250,000	-	-	-	1,250,000
$2.00	296,054	-	-	400,000	-	-	696,054
$2.03	1,250,000	-	-	-	-	-	1,250,000
$2.23	-	-	832,512		-	-	832,512
$2.29	40,000	-	-	-	-	-	40,000
$2.50	-	35,211	-	-	-	-	35,211
$3.50	-	15,000	-	-	-	-	15,000
$4.50	-	700,000	-	-	-	-	700,000
$6.00	60,000	22,580	-	-	-	-	82,580
$7.00	-	700,000	-	-	-	-	700,000
	1,646,054	1,635,407	3,624,248	820,000	-	720,000	8,445,709

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY (CONTINUED)

A summary of stock options outstanding as of September 30, 2018 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2019	2020	2021	2022	2023	Total

$0.97	-	-	259,742	-	-	259,742
$1.10	-	-	-	800,000	-	800,000
$1.19	-	-	-	-	600,000	600,000
$1.57	1,497,163	4,500,000	-	-	-	5,997,163
$1.63	-	-	-	58,026	-	58,026
$1.79	-	300,000	-	-	-	300,000
	1,497,163	4,800,000	259,742	858,026	600,000	8,014,931

At September 30, 2018, the Company had reserved 16,460,640 shares for future exercise of warrants and options.

Warrants and options issued were valued using the Black Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants and options issued during the nine months ended September 30, 2018 and 2017 were as follows:

2018

Risk-free interest rate	2.15% - 2.83%
Expected volatility of common stock	97% - 119%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	2.75 to 5 Years

2017

Risk-free interest rate	1.47% - 1.94%
Expected volatility of common stock	106% - 122%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	2.75 years - 5 years

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

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. INCOME TAXES (CONTINUED)

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the nine months ended September 30, 2018 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the nine months ended September 30, 2017 for this same reason.

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $54,307,241 and $52,934,916 at September 30, 2018 and December 31, 2017, respectively. The federal net operating loss carryforward will begin to expire in 2033. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. PROMISSORY NOTES (CONTINUED)

Promissory note transactions for the nine months ended September 30, 2018 are summarized as follows:

Unsecured promissory note balance - December 31, 2017	$7,269,281

New borrowing	4,500,000
Original issue discount	(167,850)
Proceeds from borrowing	4,332,150

New note debt issuance costs	(225,000)
Accretion of discount and amortization of debt issuance costs	356,711

Unsecured promissory note balance - September 30, 2018	$11,733,142

In connection with the transaction for the acquisition of Warwink Properties effective December 5, 2017, the Company borrowed $3.25 million from its Chairman, Greg McCabe on a three-year interest only promissory note bearing interest at 5% per annum. The Company paid $250,000 as a principal payment on June 20, 2018 and paid the remaining principal balance of $3,000,000 on October 19, 2018.

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability for the nine months ended September 30, 2018:

Asset retirement obligation – December 31, 2017	$9,274

Accretion expense	280

Asset retirement obligation – September 30, 2018	$9,554

11. SUBSEQUENT EVENTS

On October 17, 2018, we sold to certain investors in a private transaction 16% Series C Unsecured Convertible Promissory Notes with a total principal amount of $6,000,000. Interest and principal are due and payable on the notes in one balloon payment at maturity on April 17, 2020. The notes are convertible, at the election of the holders, into an aggregate 6% working interest in certain oil and gas leases in Hudspeth County, Texas, known as our “Orogrande Project.” The notes allow us to redeem them early only upon the event of a fundamental transaction, such as a merger or sale of substantially all our assets. The notes provide that the noteholders may accelerate and declare any and all of the obligations under the notes to be immediately due and payable in the event of default, such as nonpayment, failure to perform required conversions, failure to perform any covenant or agreement under the notes, an insolvency event, or certain defaults or judgments.

As part of the sale of the notes, the noteholders required that McCabe Petroleum Corporation, a Texas corporation owned by our Chairman Gregory McCabe (“MPC”), provide them a put option whereby they have the right to have MPC purchase from them any unpaid principal amount due on the notes. Additionally, if there is a fundamental transaction, Mr. McCabe will be required to pay a fee to each noteholder that elects not to convert or require MPC to purchase the principal amount under the note, which fee will be equal to such noteholder’s pro-rata share of a total fee amount of $1,500,000.

We received total proceeds of $6,000,000 from the sale of the notes, of which $3,000,000 was used to pay back the promissory note issued to MPC on December 1, 2017, which note was due on December 31, 2020. We intend to use the remaining proceeds for working capital and general corporate purposes, which includes, without limitation, drilling and lease acquisition capital.

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

Current Projects

As of September 30, 2018, we had interests in three oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, and the Winkler Project in Winkler County, Texas.

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Gregory McCabe, our Chairman. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which holds certain oil and gas assets, including a 100% working interest in approximately 172,000 mostly contiguous acres in the Orogrande Basin in West Texas. As of December 31, 2017, leases covering approximately 133,000 acres remain in effect. This acreage is in the primary term under five-year leases that carry additional five-year extension provisions. As consideration, at closing we issued 868,750 restricted shares of our common stock to Mr. McCabe and paid a total of $100,000 in geologic origination fees to third parties. Additionally, Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. We believe all drilling obligations through September 30, 2018 have been met.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The DDU Agreement allows for all 192 existing leases covering approximately 133,000 net acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2023, and the time to drill on the drilling and development unit continues through December 2023. The DDU Agreement also grants the right to extend the DDU Agreement through December 2028 if compliance with the DDU Agreement is met and the extension fee associated with the additional time is paid. Our drilling obligations began with one well to be spudded and drilled on or before September 1, 2017, and increased to two wells in year 2018, three wells in year 2019, four wells in year 2020 and five wells per year in years 2021, 2022 and 2023. The drilling obligations are minimum yearly requirements and may be exceeded if acceleration is desired. The DDU Agreement replaces all prior agreements, and will govern future drilling obligations on the drilling and development unit if the DDU Agreement is extended. The Company will be drilling two wells during fourth quarter, 2018. The first of the two wells was spudded October 18, 2018.

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

Addition to the Winkler Project

As of May 7, 2018 our Winkler project in the Delaware Basin had begun the drilling phase of the first Winkler Project well, the UL 21 War-Wink 47 #2H. Our operating partner, MECO had begun the pilot hole on the project. The plan is to evaluate the various potential zones for a lateral leg to be drilled once logging is completed. We expect the most likely target to be the Wolfcamp A interval. The well is on 320 newly acquired acres offsetting the original leasehold we entered into in December, 2017. The additional acreage was leased by our operating partner under the Area of Mutual Interest Agreement (AMI) and we exercised its right to participate for its 12.5% in the additional 1,080 gross acres at a cash cost of $447,847 in July, 2018. Our carried interest in the first well, as outlined in the agreement, was originally planned to be on the first acreage acquired. That carried interest is being applied to this new well and will allow MECO to drill and produce potential revenues sooner than originally planned. The primary leasehold is a 320-acre block directly west of the current position and will allow for 5,000-foot lateral wells to be drilled. At the date of this filing the well is being completed.

Mr. Masterson is credited with originating the Winkler Project in the Delaware Basin. With Mr. Masterson’s assistance, we have identified Wolfcamp A and B, Upper Second Bone Spring and Lower Second Bone Spring formations within our acreage position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Hunton Play, Central Oklahoma

As of September 30, 2018, we were producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove. All other Oklahoma property interests including the lease interests previously held in the Viking, Rosedale, and Thunderbird AMI’s were abandoned pursuant to the Settlement and Mutual Release Agreement executed on June 27, 2018 as described in the subsection titled “Legal Proceeding” under Note 6, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as filed with the SEC on August 9, 2018.

Historical Results for the three months ended September 30, 2018 and 2017:

Revenues and Cost of Revenues

For the three months ended September 30, 2018, we had production revenue of $128,675 compared to $18,296 for the three months ended September 30, 2017. Refer to the table of production and revenue included below for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $182,294 and $16,499 for the three months ended September 30, 2018 and 2017, respectively.

We recorded depreciation, depletion, and amortization expense of $106,136 for the three months ended September 30, 2018 compared to $21,980 for the three months ended September 30, 2017.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2018 and 2017 were $747,357 and $866,131, respectively, a decrease of $118,774. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the three months ended September 30, 2018 compared to 2017 is detailed as follows:

Increase (decrease) in audit fees	$34,270
Increase (decrease) in filing and compliance fees	$(2,573)
Increase (decrease) in general corporate expenses	$(45,575)
Increase (decrease) in investor relations	$4,629
Increase (decrease) in insurance	$9,446
Increase (decrease) in legal fees	$(36,692)
Increase (decrease) in professional fees	$25,000
Increase (decrease) in non cash stock and warrant compensation	$(107,279)

Total (Decrease) in General and Administrative Expenses	$(118,774)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Historical Results for the nine months ended September 30, 2018 and 2017:

Revenues and Cost of Revenues

For the nine months ended September 30, 2018, we had production revenue of $893,101 compared to $44,548 for the nine months ended September 30, 2017. Refer to the table of production and revenue included below for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $595,622 and $32,632 for the nine months ended September 30, 2018 and 2017, respectively.

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Oklahoma	Q1 - 2018	72	2,008	4,463	5,202	$9,665
Hazel (TX)	Q1 - 2018	7,786	0	471,498	-	$471,498
Total Q1-2018		7,858	2,008	$475,961	$5,202	$481,163

Oklahoma	Q2 - 2018	446	1,857	10,912	2,690	$13,602
Hazel (TX)	Q2 - 2018	4,368	0	266,506	-	$266,506
Meco (TX)	Q2 - 2018	51	0	3,155	-	$3,155
Total Q2-2018		4,865	1,857	$280,573	$2,690	$283,263

Oklahoma	Q3 - 2018	41	2,324	$1,264	$3,845	$5,109
Hazel (TX)	Q3 - 2018	2,283	0	$123,566	$-	$123,566
Meco (TX)	Q3 - 2018	0	0	$-	$-	$-
Total Q3-2018		2,324	2,324	$124,830	$3,845	$128,675

2018 Year To Date		15,047	6,189	$881,364	$11,737	$893,101

Oklahoma	Q1 - 2017	101	2,303	$5,346	$7,604	$12,950
Hazel (TX)	Q1 - 2017	0	0	-	-	-
Total Q1-2017		101	2,303	$5,346	$7,604	$12,950

Oklahoma	Q2 - 2017	140	2,332	6,594	6,709	13,303
Hazel (TX)	Q2 - 2017	0	0	-	-	-
Total Q2-2017		140	2,332	$6,594	$6,709	$13,303

Oklahoma	Q3 - 2017	132	2,041	5,733	3,726	9,459
Hazel (TX)	Q3 - 2017	204	0	8,836	-	8,836
Total Q3-2017		336	2,041	$14,569	$3,726	$18,295

Oklahoma	Q4 - 2017	84	2,583	4,739	8,227	12,966
Hazel (TX)	Q4 - 2017	9,730	0	512,984	-	512,984
Total Q4-2017		9,814	2,583	$517,723	$8,227	$525,950

Year Ended 12/31/17		10,391	9,259	$544,232	$26,267	$570,499

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The increase in revenue and related production costs results from the operations of the Flying B wells in the Hazel project area.

We recorded depreciation, depletion, and amortization expense of $368,074 for the nine months ended September 30, 2018 compared to $72,415 for the nine months ended September 30, 2017.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2018 and 2017 were $3,330,790 and $2,808,576, respectively, an increase of $522,214. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the nine months ended September 30, 2018 compared to 2017 is detailed as follows:

Increase (decrease) in audit fees	$112,979
Increase (decrease) in consulting expense	$166,500
Increase (decrease) in filing and compliance fees	$33,558
Increase (decrease) in general corporate expenses	$(29,777)
Increase (decrease) in insurance	$23,421
Increase (decrease) in investor relations	$196,855
Increase (decrease) in legal fees	$(230,453)
Increase (decrease) in professional fees	$75,000
Increase (decrease) in non cash stock and warrant compensation	$176,146
Increase (decrease) in salaries and compensation	$(2,015)

Total Increase in General and Administrative Expenses	$522,214

Liquidity and Capital Resources

At September 30, 2018, we had working capital deficit of $267,255 and total assets of $35,790,243. Stockholders’ equity was $19,403,490.

Cash flows from operating activities for the nine months ended September 30, 2018 was $(687,671) compared to $(1,052,641) for the nine months ended September 30, 2017, an increase of $364,970. Cash flows from operating activities for the nine months ended September 30, 2018 can be primarily attributed to net loss from operations of $4,301,398, stock-based compensation of $1,215,825, and a decrease in prepayments for development costs. Cash flows from operating activities for the nine months ended September 30, 2017 can be primarily attributed to net loss from operations of $3,126,485 and $1,039,679 in stock compensation expense and the decrease in prepayment of development costs. Reference the Consolidated Statements of Cash Flows for additional detail of the components that comprise the net use of cash in operations. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flows from investing activities for the nine months ended September 30, 2018 was $(9,319,771) compared to $(5,189,642) for the nine months ended September 30, 2017. Cash flows from investing activities consists of investment in oil and gas properties in Texas during the nine months ended September 30, 2018 and September 30, 2017.

Cash flows from financing activities for the nine months ended September 30, 2018 was $9,834,155 as compared to $4,858,719 for the nine months ended September 30, 2017. Cash flows from financing activities consists of proceeds from an offering of our common stock and additional borrowings under promissory notes for 2018. We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

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

Commitments and Contingencies

Operating Leases

The Company has a non-cancelable lease for its office premises that expires on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for the lease was $65,387 for the nine months ended September 30, 2018 and $57,469 for the nine months ended September 30, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Approximate future minimum rental commitments under the office premises lease are:

Year Ending December 31,	Rent
2018	$24,165
To 2019 Expiration	88,605
Total	$112,770

Environmental matters

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time. As of September 30, 2018 and December 31, 2017, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2018, we issued John Brda, our Chief Executive Officer, 50,000 restricted shares of common stock in exchange for the elimination of $59,000 in accrued and unpaid compensation due to Mr. Brda.

In September 2018, we issued 600,000 five-year warrants to purchase common stock to Scott Kimbrough, a former director, for consulting services. The warrants have an exercise price of $1.14, with 50% of the warrants vesting in six months and remaining warrants vesting in one year.

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

ITEM 6. EXHIBITS- continued

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

10.20
Purchase & Settlement Agreement, dated July 24, 2018, between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation, Founders Oil & Gas, LLC, Founders Oil & Gas Operating, LLC, Wolfbone Investments, LLC and McCabe Petroleum. Corporation (Incorporated by reference from Form 10-Q filed with the SEC on August 9, 2018) *

10.21	16% Series C Unsecured Convertible Promissory Note (form of) dated October 17, 2018 (Incorporated by reference from Form 8-K filed with the SEC on October 18, 2018)*

31.1	Certification of principal executive officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definitions Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Torchlight Energy Resources, Inc.

Date: November 9, 2018	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: November 9, 2018	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer