Form 10-K
period 2018-12-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2019-03-18
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018.

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	⌧
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	⌧

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $1.36 on the Nasdaq Stock Market, was approximately $73,042,665.

At March 15, 2019, there were 71,695,865 shares of the registrant’s common stock outstanding (the only class of common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with the company’s ability to obtain additional capital in the future to fund planned expansion, the demand for oil and natural gas, general economic factors, competition in the industry and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Business Overview

We are an energy company engaged in the acquisition, exploration, exploitation and/or development of oil and natural gas properties in the United States. We are primarily focused on the acquisition of early stage projects, the development and delineation of these projects, and then the monetization of those assets once these activities are completed.

Since 2010, our primary focus has been the development of interests in oil and gas projects we hold in the Permian Basin in West Texas, including the Orogrande Project in Hudspeth County, Texas, the Hazel Project in the Midland Basin and the recently acquired project in Winkler County, Texas in the Delaware Basin. Within these three projects, we drilled seven gross wells (horizontal and vertical) in 2018 in the Wolfcamp A, B, C Upper and Lower Second Bone Spring, Third Bone Spring, and the Pennsylvanian in the Orogrande. We also hold interests in certain other oil and gas projects that we are in the process of divesting, including the Hunton wells project as part of a partnership with Husky Ventures, Inc., or Husky, in Central Oklahoma.

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

Current Projects

As of December 31, 2018, we had interests in four oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, the Winkler Project in Winkler County, Texas and the Hunton wells in partnership with Husky Ventures in central Oklahoma.

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Gregory McCabe, our Chairman. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which holds certain oil and gas assets, including a 100% working interest in approximately 172,000 mostly contiguous acres in the Orogrande Basin in West Texas. As of December 31, 2017, leases covering approximately 133,000 acres remain in effect. This acreage is in the primary term under five-year leases that carry additional five-year extension provisions. As consideration, at closing we issued 868,750 restricted shares of our common stock to Mr. McCabe and paid a total of $100,000 in geologic origination fees to third parties. Additionally, Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. All drilling obligations through December 31, 2018 have been met.

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

ITEM 1. BUSINESS - continued

On March 22, 2017, Founders, Founders Oil & Gas Operating, LLC, Founders’ operating partner, Hudspeth and Pandora signed a Drilling and Development Unit Agreement (the “DDU Agreement”), with the Commissioner of the General Land Office, on behalf of the State of Texas, and as approved by the Board for Lease of University Lands, or University Lands, on the Orogrande Project. The DDU Agreement has an effective date of January 1, 2017 and required a payment from Founders, Hudspeth and Pandora, collectively, of $335,323 as the initial consideration fee. The initial consideration fee was paid by Founders in April 2017 and was to be deducted from the required spud fee payable to us at commencement of the next well drilled.

The DDU Agreement allows for all 192 existing leases covering approximately 133,000 net acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2023, and the time to drill on the drilling and development unit continues through December 2023. The DDU Agreement also grants the right to extend the DDU Agreement through December 2028 if compliance with the DDU Agreement is met and the extension fee associated with the additional time is paid. Our drilling obligations began with one well to be spudded and drilled on or before September 1, 2017, and increased to two wells in year 2018, three wells in year 2019, four wells in year 2020 and five wells per year in years 2021, 2022 and 2023. The drilling obligations are minimum yearly requirements and may be exceeded if acceleration is desired. The DDU Agreement replaces all prior agreements, and will govern future drilling obligations on the drilling and development unit if the DDU Agreement is extended. The Company drilled three wells during the fourth quarter of 2018.

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

Founders was to operate a newly drilled horizontal well called the University Founders #A25 (at 5,540’ depth in a 1,000’ lateral) with supervision from us and our partners. The University Founders #A25 was spudded on November 28, 2017. During the month of April 2018, we, MPC and Mr. McCabe were to assume full operational control including managing drilling plans and timing for all future wells drilled in the project.

On July 25, 2018, we and Hudspeth entered into a Settlement & Purchase Agreement (the “Settlement Agreement”) with Founders (and Founders Oil & Gas Operating, LLC), Wolfbone and MPC, which agreement provides for Hudspeth and Wolfbone to each immediately pay $625,000 and for Hudspeth or the Company and Wolfbone or MPC to each pay another $625,000 on July 20, 2019, as consideration for Founders assigning all of its working interest in the oil and gas leases of the Orogrande Project to Hudspeth and Wolfbone equally. The assignments to Hudspeth and Wolfbone were made in July when the first payments were made. The payments to Founders in 2019 are not securitized. Future well capital spending obligations will require the same 50% contribution from Hudspeth and 50% from Wolfbone until such time as the $40.5 million to be spent on the project (as per our Assignment of Farmout Agreement with Founders) is completed. The Company estimates that there is still approximately $23 million remaining to be spent on the project until such time as the capital expenditures revert back to the percentages of the working interest owners.

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

Recently, the Company drilled three additional test wells in the Orogrande in order to stay in compliance with University Lands D&D Unit Agreement, as well as, to test for potential shallow pay zones and deeper pay zones that may be present on structural plays. At the time of this writing, the results have not been published.

ITEM 1. BUSINESS - continued

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

In October 2016, the holders of all of our then-outstanding shares of Series C Preferred Stock (which were issued in July 2016) elected to convert into a total 33.33% working interest in our Hazel Project, reducing our ownership from 66.66% to a 33.33% working interest. As of December 31, 2018, no shares of our Series C Preferred Stock were outstanding.

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

Acquisition of Additional Interests in Hazel Project

On January 30, 2017, we and our then wholly-owned subsidiary, Torchlight Acquisition Corporation, a Texas corporation (“TAC”), entered into and closed an Agreement and Plan of Reorganization and a Plan of Merger with Line Drive Energy, LLC, a Texas limited liability company (“Line Drive”), and Mr. McCabe, under which agreements TAC merged with and into Line Drive and the separate existence of TAC ceased, with Line Drive being the surviving entity and becoming our wholly-owned subsidiary. Line Drive, which was wholly-owned by Mr. McCabe, owned certain assets and securities, including approximately 40.66% of 12,000 gross acres, 9,600 net acres, in the Hazel Project and 521,739 warrants to purchase shares of our common stock (which warrants had been assigned by Mr. McCabe to Line Drive). Upon the closing of the merger, all of the issued and outstanding shares of common stock of TAC automatically converted into a membership interest in Line Drive, constituting all of the issued and outstanding membership interests in Line Drive immediately following the closing of the merger, the membership interest in Line Drive held by Mr. McCabe and outstanding immediately prior to the closing of the merger ceased to exist, and we issued Mr. McCabe 3,301,739 restricted shares of our common stock as consideration therefor. Immediately after closing, the 521,739 warrants held by Line Drive were cancelled, which warrants had an exercise price of $1.40 per share and an expiration date of June 9, 2020. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on January 31, 2017. Subsequent to the closing the name of Line Drive Energy, LLC was changed to Torchlight Hazel, LLC. We are required to drill one well every six months to hold the entire 12,000 acre block for eighteen months, and thereafter two wells every six months starting June 2018. As of December 31, 2018 drilling commitments have been met.

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

ITEM 1. BUSINESS - continued

In April 2018, we announced that we have commenced a process that could result in the monetization of the Hazel Project. We believe the development activity at the Hazel Project, coupled with nearby activities of other oil and gas operators, suggests that this project has achieved a level of value worth monetizing. We anticipate that the liquidity that would be provided from selling the Hazel Project could be redeployed into the Orogrande Project. While this process is underway, we will take all necessary steps to maintain the leasehold as required. In May 2018, the working interest partners in the Hazel Project drilled a shallow well to test a zone at 2500’. As of this filing, we continue to maintain the leases in good standing and continue to market the acreage in an effort to focus on the Orogrande Project.

Winkler Project, Winkler County, Texas

On December 1, 2017, the Agreement and Plan of Reorganization that we and our then wholly-owned subsidiary, Torchlight Wolfbone Properties, Inc., a Texas corporation (“TWP”), entered into with MPC and Warwink Properties, LLC (Warwink Properties) on November 14, 2017 closed. Under the agreement, TWP merged with and into Warwink Properties and the separate existence of TWP ceased, with Warwink Properties being the surviving entity and becoming our wholly-owned subsidiary. Warwink Properties was wholly owned by MPC. Warwink Properties owns certain assets, including a 10.71875% working interest in approximately 640 acres in Winkler County, Texas. Upon the closing of the merger, all of the issued and outstanding shares of common stock of TWP converted into a membership interest in Warwink Properties, constituting all of the issued and outstanding membership interests in Warwink Properties immediately following the closing of the merger, the membership interest in Warwink Properties held by MPC and outstanding immediately prior to the closing of the merger ceased to exist, and we issued MPC 2,500,000 restricted shares of our common stock as consideration. Also on December 1, 2017, MPC closed its transaction with MECO IV, LLC (” MECO”), for the purchase and sale of certain assets as contemplated by the Purchase and Sale Agreement dated November 9, 2017 among MPC, MECO and additional parties thereto (the “MECO PSA”), to which we are not a party. Under the MECO PSA, Warwink Properties received a carry from MECO (through the tanks) of up to $1,179,076 in the next well drilled on the Winkler County leases. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on December 5, 2017.

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

Addition to the Winkler Project

As of May 7, 2018 our Winkler project in the Delaware Basin had begun the drilling phase of the first Winkler Project well, the UL 21 War-Wink 47 #2H. Our operating partner, MECO had begun the pilot hole on the project. The plan is to evaluate the various potential zones for a lateral leg to be drilled once logging is completed. We expect the most likely target to be the Wolfcamp A interval. The well is on 320 newly acquired acres offsetting the original leasehold we entered into in December, 2017. The additional acreage was leased by our operating partner under the Area of Mutual Interest Agreement (AMI) and we exercised its right to participate for its 12.5% in the additional 1,080 gross acres at a cash cost of $447,847 in July, 2018. Our carried interest in the first well, as outlined in the agreement, was originally planned to be on the first acreage acquired. That carried interest is being applied to this new well and will allow MECO to drill and produce potential revenues sooner than originally planned. The primary leasehold is a 320-acre block directly west of the current position and will allow for 5,000-foot lateral wells to be drilled. The well was completed and began production in October, 2018.

Two additional wells are planned for development by MECO in 2019.

In December, 2018, the Company began to take measures to market its working interest participation in the Warwink Project in an effort to focus on the Orogrande.

Hunton Play, Central Oklahoma

As of December 31, 2018, we were producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove. All other Oklahoma property interests including the lease interests previously held in the Viking, Rosedale, and Thunderbird AMI’s were abandoned pursuant to the Settlement and Mutual Release Agreement executed on June 27, 2018.

ITEM 1. BUSINESS - continued

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

Environmental Matters

Our operations and properties are and will be subject to extensive and changing federal, state, and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation, and discharge of materials into the environment, and relating to safety and health. In the future, environmental legislation and regulation may trend toward stricter standards. These laws and regulations may:

●	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;
●	limit or prohibit construction, drilling, and other activities on certain lands lying within wilderness and other protected areas;
●	impose substantial liabilities for pollution resulting from operations; or
●	restrict certain areas from fracking and other stimulation techniques.

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

ITEM 1. BUSINESS - continued

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

Employees

We currently have two full time employees and no part time employees. We anticipate, as needed, we will add additional employees, and we will continue using independent contractors, consultants, attorneys, and accountants as necessary to complement services rendered by our employees. We presently have independent technical professionals under consulting agreements who are available to us on an as needed basis.

Research and Development

We did not spend any funds on research and development activities during the years ended December 31, 2018 or 2017.

 ITEM 1A. RISK FACTORS

An investment in us involves a high degree of risk and is suitable only for prospective investors with substantial financial means who have no need for liquidity and can afford the entire loss of their investment in us. Prospective investors should carefully consider the following risk factors, in addition to the other information contained in this report.

Risks Related to our Business and Industry

We have a limited operating history relative to larger companies in our industry, and may not be successful in developing profitable business operations.

ITEM 1A. RISK FACTORS - continued

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

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We had a net loss of approximately $5.8 million for the year ended December 31, 2018 and an accumulated deficit in aggregate of approximately $89.3 million at year end. We are not generating sufficient operating cash flows to support continuing operations, and expect to incur further losses in the development of our business.

ITEM 1A. RISK FACTORS - continued

In our financial statements for the year ended December 31, 2018, our auditor indicated that certain factors raised substantial doubt about our ability to continue as a going concern. These factors included our accumulated deficit, as well as the fact that we were not generating sufficient cash flows to meet our regular working capital requirements. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The negative covenants contained in our outstanding unsecured promissory notes may limit our activities and make it difficult to run our business.

On April 10, 2017, we sold to investors in a private transaction two 12% unsecured promissory notes with a total of $8,000,000 in principal amount, or the 2017 Notes. In addition, on February 6, 2018, we sold to an investor in a private transaction a 12% unsecured promissory note with a principal amount of $4,500,000, or the 2018 Note, containing substantially the same terms as the 2017 Notes. We refer to the 2017 Notes and the 2018 Note collectively as, the Notes. Interest only is due and payable on the Notes each month at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity on April 10, 2020. The holders of the Notes will also receive annual payments of common stock at the rate of 2.5% of principal amountoutstanding, based on a volume-weighted average price. We sold the 2017 Notes at an original issue discount of 94.25% and accordingly, we received total proceeds of $7,540,000 from the investors. We sold the 2018 Note at an original issue discount of 96.27% and accordingly, we received total proceeds of $4,332,150 from the investor. The Notes allow for early redemption, provided that if we redeem before April 10, 2018 for the 2017 Notes and February 6, 2019 for the 2018 Note, we must pay the holder all unpaid interest and common stock payments on the portion of the Note redeemed that would have been earned through April 10, 2018 and February 6, 2019, respectively.

The Notes contain negative covenants which may make it difficult for us to run our business. Under the Notes, we may not, directly or indirectly, consolidate with or merge into another person or sell, lease, convey or transfer all or substantially all of our assets (computed on a consolidated basis), unless either (i) in the case of a merger or consolidation, we are the surviving entity or (ii) the resulting, surviving or transferee entity expressly assumes by supplemental agreement all of the obligations of us in connection with the Notes.

In addition, the Notes also contain certain covenants under which we have agreed that, except for financing arrangements with established commercial banking or financial institutions and other debts and liabilities incurred in the normal course of business, we will not issue any other notes or debt offerings which have a maturity date prior to the payment in full of the respective Note, unless consented to by the holder. Further, our subsidiaries cannot sell or otherwise dispose of any shares of capital stock or assets unless the transaction is for fair value and approved by our disinterested directors or is pursuant to any contractual obligation entered into by us in the ordinary course of business in connection with drilling, exploration and development of our oil and gas properties.

The Notes also restrict us and our subsidiaries from (i) issuing any preferred stock or any other comparable equity interest which are mandatorily redeemable at a date prior to the maturity date of the Notes, without the consent or approval of the holder, (ii) distributing any cash or other assets to any holders of our common stock prior to payment in full of the Notes, without the consent of the holder, (iii) entering into any transaction with an affiliate, subject to limited exceptions, and (iv) issuing any other notes or debt offerings which have a maturity date prior to the payment in full of the Notes, unless consented to by the holder.

Failure to comply with the negative covenants could accelerate the repayment of any debt outstanding under the Notes. Additionally, as a result of these negative covenants, we may be at a disadvantage compared to our competitors that have greater operating and financing flexibility than we do.

Lastly, we may have difficulty securing additional sources of capital through debt financing. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned operations.

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

We are mainly concentrated in one geographic area, which increases our exposure to many of the risks enumerated herein.

Operating in a concentrated area increases the potential impact that many of the risks stated herein may have upon our ability to perform. For example, we have greater exposure to regulatory actions impacting Texas, natural disasters in the geographic area, competition for equipment, services and materials available in the area and access to infrastructure and markets. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

We may be unable to monetize the Hazel and Warwink Projects at an attractive price, if at all, and the disposition of such assets may involve risks and uncertainties.

We have commenced a process that could result in the monetization of the Hazel and Warwink Projects. Such dispositions may result in proceeds to us in an amount less than we expect or less than our assessment of the value of the assets. We do not know if we will be able to successfully complete such disposition on favorable terms or at all. In addition, the sale of theseassets involves risks and uncertainties, including disruption to other parts of our business, potential loss of customers or revenue, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture.

For example, in connection with a disposition, we may enter into transition services agreements or other strategic relationships, which may result in additional expense. In addition, in connection with a disposition, we may be required to make representations about the business and financial affairs of the business or assets. We may also be required to indemnify the purchasers to the extent that our representations turn out to be inaccurate or with respect to certain potential liabilities. These indemnification obligations may require us to pay money to the purchasers as satisfaction of their indemnity claims. It may also take us longer than expected to fully realize the anticipated benefits of this transaction, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Any of the foregoing could adversely affect our financial condition and results of operations.

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

Our future financial condition, results of operations and the carrying value of any oil and natural gas interests we acquire will depend primarily upon the prices paid for oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

●	the level of consumer demand for oil and natural gas;

ITEM 1A. RISK FACTORS - continued

●	the domestic and foreign supply of oil and natural gas;

●	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to and maintain oil price and production controls;

●	the price of foreign oil and natural gas;

●	domestic governmental regulations and taxes;

●	the price and availability of alternative fuel sources;

●	weather conditions;

●	market uncertainty due to political conditions in oil and natural gas producing regions, including the Middle East; and

●	worldwide economic conditions.

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

The Company recognized an impairment charge of $139,891 in 2018 and -0- in 2017.

During the year ended December 31, 2017 the Company performed assessments of evaluated and unevaluated costs in the cost pool to conform the cumulative value of the Full Cost Pool to the combined amount of Reserve Value of evaluated, producing properties (as determined by independent analysis at December 31, 2017), plus the lesser of cumulative historical cost or estimated realizable value of unevaluated leases and projects expected to commence production in future operating periods. The Company identified impairment of $2,300,626 in 2017 related to its unevaluated properties. Although we had no recognized impairment expense in 2017, the Company has adjusted the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of unevaluated leases in 2017 in the amount of $2,300,626. The impact of this change will be to increase the basis for calculation of future period’s depletion, depreciation and amortization to include $2,300,626 of cost which will effectively recognize the impairment on the Statement of Operations over future periods. The $2,300,626 has also become an evaluated cost for purposes of future period’s Ceiling Tests and which may further recognize the impairment expense recognized in future periods.

Because of the inherent dangers involved in oil and gas operations, there is a risk that we may incur liability or damages as we conduct our business operations, which could force us to expend a substantial amount of money in connection with litigation and/or a settlement.

ITEM 1A. RISK FACTORS - continued

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us. In recent years, there has also been increased scrutiny on the environmental risk associated with hydraulic fracturing, such as underground migration and surface spillage or mishandling of fracturing fluids including chemical additives. This technology has evolved and continues to evolve and become more aggressive. We believe that new techniques can increase estimated ultimate recovery per well to over 1.0 million barrels of oil equivalent, and have increased initial production two or three fold. We believe that recent designs have seen improvement in, among other things, proppant per foot, barrels of water per stage, fracturing stages, and clusters per fracturing stage. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. In addition, we will need to quickly adapt to the evolving technology, which could take time and divert our attention to other business matters. We currently have no insurance to cover such losses and liabilities, and even if insurance is obtained, it may not be adequate to cover any losses orliabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affectour financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

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

As a result, we may not be able to compete successfully and competitive pressures may adversely affect our business, results of operations, and financial condition. If we are not able to successfully compete in the marketplace, we could be forced to curtail or even abandon our current business plan, which could cause any investment in us to become worthless.

We may not be able to successfully manage our expected growth, which could lead to our inability to implement our business plan.

Our expected growth may place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have a small number of executive officers, employees and advisors. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth or in the event that the number of our drilling and/or extraction operations increases. Our systems, procedures and/or controls may not be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

The due diligence undertaken by us in connection with all of our acquisitions may not have revealed all relevant considerations or liabilities related to those assets, which could have a material adverse effect on our financial condition or results of operations.

The due diligence undertaken by us in connection with the acquisition of our properties may not have revealed all relevant facts that may be necessary to evaluate such acquisitions. The information provided to us in connection with our diligence may have been incomplete or inaccurate. As part of the diligence process, we have also made subjective judgments regarding the results of operations and prospects of the assets. If the due diligence investigations have failed to correctly identify material issues and liabilities that may be present, such as title defects or environmental problems, we may incur substantial impairment charges or other losses in the future. In addition, we may be subject to significant, previously undisclosed liabilities that were not identified during the due diligence processes and which may have a material adverse effect on our financial condition or results of operations.

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

ITEM 1A. RISK FACTORS - continued

Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and gas exploration, development and production operations, and consequently may impact our operations and costs. These regulations include, among others, (i) regulationsby the Environmental Protection Agency and various state agencies regarding approved methods of disposal for certain hazardous and non-hazardous wastes; (ii) the Comprehensive Environmental Response, Compensation, and Liability Act, Federal Resource Conservation and Recovery Act and analogous state laws which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination),and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements which may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations; (iv) the Oil Pollution Act of 1990 which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes; and (vi) state regulations and statutes governing the handling, treatment, storage and disposal of naturally occurring radioactive material.

We believe that we will be in substantial compliance with applicable environmental laws and regulations. To date, we have not expended any amounts to comply with such regulations, and we do not currently anticipate that future compliance will have a materially adverse effect on our consolidated financial position, results of operations or cash flows. However, if we are deemed to not be in compliance with applicable environmental laws, we could be forced to expend substantial amounts to be in compliance, which would have a materially adverse effect on our financial condition.

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

Further, the EPA has asserted federal regulatory authority over hydraulic fracturing involving “diesel fuels” under the Solid Waste Disposal Act’s Underground Injection Control Program. The EPA is also engaged in a study of the potential impacts of hydraulic fracturing activities on drinking water resources in the states where the EPA is the permitting authority. These actions, in conjunction with other analyses by federal and state agencies to assess the impacts of hydraulic fracturing could spur further action toward federal and/or state legislation and regulation of hydraulic fracturing activities.

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

ITEM 1A. RISK FACTORS - continued

Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. Our actual amounts of production, revenue, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from the estimates. Oiland gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of our future net revenues and the present value thereof are based on assumptions derived in part from historical price and cost information, which may not reflect current and future values, and/or other assumptions made by us that only represent our best estimates. If these estimates of quantities, prices and costs prove inaccurate, we may be unsuccessful in expanding our oil and gas reserves base with our acquisitions. Additionally, if declines in and instability of oil and gas prices occur, then write downs in the capitalized costs associated with any oil and gas assets we obtain may be required. Because of the nature of the estimates of our reserves and estimates in general, reductions to our estimated proved oil and gas reserves and estimated future net revenues may not be required in the future, and/or that our estimated reserves may not present and/or commercially extractable. If our reserve estimates are incorrect, we may be forced to write down the capitalized costs of our oil and gas properties.

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

Title to oil and gas interests is often not capable of conclusive determination without incurring substantial expense. While we have made and intend to make appropriate inquiries into the title of properties and other development rights we have acquired and intend to acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate. If our property rights are reduced, our ability to conduct our exploration, development and production activities may be impaired. To mitigate title problems, common industry practice is to obtain a title opinion from a qualified oil and gas attorney prior to the drilling operations of a well.

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

ITEM 1A. RISK FACTORS - continued

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

We have limited management and staff and are dependent upon partnering arrangements and third-party service providers.

We currently have two full-time employees, including our Chief Executive Officer and Chief Financial Officer. The loss of these individuals would have an adverse effect on our business, as we have very limited personnel. We leverage the services of other independent consultants and contractors to perform various professional services, including engineering, oil and gas well planning and supervision, and land, legal, environmental and tax services. We also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Our dependence on third-party consultants and service providers create a number of risks, including but not limited to:

●
the possibility that such third parties may not be available to us as and when needed; and

●
the risk that we may not be able to properly control the timing and quality of work conducted with respect to its projects.

If we experience significant delays in obtaining the services of such third parties or they perform poorly, our results of operations and stock price could be materially adversely affected.

Our officers and directors control a significant percentage of our current outstanding common stock and their interests may conflict with those of our stockholders.

As of the date of this report, our executive officers and directors collectively and beneficially own approximately 28% of our outstanding common stock (see Item 12 of this report for an explanation of how this number is computed). This concentration of voting control gives these affiliates substantial influence over any matters which require a stockholder vote, including without limitation the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders. It could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In performing this evaluation and testing, management concluded that our internal control over financial reporting is effective as of December 31, 2018. Our continued compliance with Section 404, will require that we incur substantial accounting expense and expend significant management efforts. We do not have an internal audit group. We have however, engaged independent professional assistance for the evaluation and testing of internal controls.

ITEM 1A. RISK FACTORS - continued

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

We have adopted an Information Security Policy and Acceptable Use Statement to address precautions with respect to data security and we have created an Incident Response Plan which outlines appropriate responses in case of a reported breach. These policies and plan have been executed in coordination with our independent Information Technology Service provider.

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

Securities analysts may not initiate coverage or continue to cover our shares of common stock and this may have a negative impact on the market price of our shares of common stock.

The trading market for our shares of common stock will depend, in part, on the research and reports that securities analysts publish about our business and our shares of common stock. We do not have any control over these analysts. If securities analysts do not cover our shares of common stock, the lack of research coverage may adversely affect the market price of those shares. If securities analysts do cover our shares of common stock, they could issue reports or recommendations that are unfavorable to the price of our shares of common stock, and they could downgrade a previously favorable report or recommendation, and in either case our share prices could decline as a result of the report. If one or more of these analysts does not initiate coverage, ceases to cover our shares of common stock or fails to publish regular reports on our business, we could lose visibility in the financial markets, which could cause our share prices or trading volume to decline.

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

NASDAQ may delist our common stock from trading on its exchange, which could limit shareholders’ ability to trade our common stock.

As a listed company on NASDAQ, we are required to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock. If we fail to meet these continued listing requirements, our common stock may be subject to delisting. If our common stock is delisted and we are not able to list our common stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our shareholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

Issuance of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock.

We have the authority to issue up to 150,000,000 shares of common stock and 10,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock. We are authorized to issue significant amounts of common stock in the future, subject only to the discretion of our board of directors. These future issuances could be at values substantially below the price paid for our common stock by investors. In addition, we could issue large blocks of our stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval. Because the trading volume of our common stock is relatively low, the issuance of our stock may have a disproportionately large impact on its price compared to larger companies.

The issuance of preferred stock in the future could adversely affect the rights of the holders of our common stock.

An issuance of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over the common stock and could, upon conversion or otherwise, have all of the rights of our common stock. Our board of directors’ authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at 5700 W. Plano Parkway, Suite 3600, Plano, Texas 75093. We currently lease this office space which totals approximately 3,181 square feet. We believe that the condition and size of our offices are adequate for our current needs.

Investments in oil and gas properties during the years ended December 31, 2018 and 2017 are detailed as follows:

	2018	2017
Property acquisition costs	$1,072,047	$7,227,362
Development costs	$9,191,041	$8,034,962
Exploratory costs	$-	$-

Totals	$10,263,088	$15,262,324

Property acquisition costs presented above exclude interest capitalized into the full cost pool of $2,020,019 in 2018 and $1,010,868 in 2017.

Property acquisition cost relates to the Company’s acquisition of additional working interests in the Orogrande Project in west Texas and the acquisition of the Warwink Project, also in west Texas. The development costs include work in the Orogrande, Hazel, and Warwink projects in west Texas. No development costs were incurred for Oklahoma properties in 2018.

Oil and Natural Gas Reserves

Reserve Estimates

SEC Case. The following tables sets forth, as of December 31, 2018, our estimated net proved oil and natural gas reserves, the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves and our estimated net probable oil and natural gas reserves, each prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”). All of our reserves are located in the United States.

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

The estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2018. For purposes of determining prices, we used the average of prices received for each month within the 12-month period ended December 31, 2018, adjusted for quality and location differences, which was $62.04 per barrel of oil and $3.10 per MCF of gas. This average historical price is not a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

ITEM 2. PROPERTIES - continued

	December 31, 2018			December 31, 2018
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	177,300	51,100	185,817	$4,027	$2,029
Proved Undeveloped	797,500	105,800	815,133	$15,313	$2,895
Total Proved	974,800	156,900	1,000,950	$19,340	$4,924

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$5,341

Probable Undeveloped	0	0	0	$-	$-

	December 31, 2017			December 31, 2017
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	2,300	43,800	9,600	$132	$96
Proved Nonproducing	0	0	0	$-	$-
Total Proved	2,300	43,800	9,600	$132	$96

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$123

Probable Undeveloped	0	0	0	$-	$-

The upward revisions of previous estimates from 2017 to 2018 of proved reserves of 972,500 BBLS and 113,100 MCF results primarily from 2018 reserve report calculations for the Company’s properties which includes reserves from producing properties in the Hazel and Warwink Projects for the first time.

Reserve values as of December 31, 2018 are related to a single producing well in Oklahoma, one in the Hazel Project, and one in the Warwink Project.

BOE equivalents are determined by combining barrels of oil with MCF of gas divided by six.

ITEM 2. PROPERTIES - continued

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Year Ended December 31, 2018

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)	BOE
TOTAL PROVED RESERVES:
Beginning of period	2,300	43,800	9,600
Revisions of previous estimates	21,257	(7,709)	19,972
Extensions, discoveries and other additions	974,110	138,670	997,222
Divestiture of Reserves	-	-	-
Acquisition of Reserves	-	-	-
Production	(22,887)	(17,821)	(25,857)
End of period	974,780	156,940	1,000,937

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Year Ended December 31, 2017

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)	BOE
TOTAL PROVED RESERVES:
Beginning of period	48,200	490,900	130,017
Revisions of previous estimates	(35,509)	(437,841)	(108,483)
Extensions, discoveries and other additions	-	-	-
Divestiture of Reserves	-	-	-
Acquisition of Reserves	-	-	-
Production	(10,391)	(9,259)	(11,934)
End of period	2,300	43,800	9,600

Standardized Measure of Oil & Gas Quantities
Year Ended December 31, 2018 & 2017

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows :

	2018	2017

Future cash inflows	$46,335,070	$240,370
Future production costs	(15,042,900)	(108,000)
Future development costs	(11,740,000)	-
Future income tax expense	-	-
Future net cash flows	19,552,170	132,370
10% annual discount for estimated timing of cash flows	(14,210,840)	(9,102)
Standardized measure of discounted future net cash flows related to proved reserves	$5,341,330	$123,268

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows :

	2018	2017
Balance, beginning of period	$123,268	$340,916
Net change in sales and transfer prices and in production (lifting) costs related to future production	40,762	207,241
Changes in estimated future development costs	(8,718,999)	116,934
Net change due to revisions in quantity estimates	289,740	(129,565)
Accretion of discount	1,036	28,604
Other	(385,278)	(43,372)

Net change due to extensions and discoveries	14,467,005	-
Net change due to sales of minerals in place	-	-
Sales and transfers of oil and gas produced during the period	(476,204)	(397,490)
Previously estimated development costs incurred during the period	-	-
Net change in income taxes	-	-
Balance, end of period	$5,341,330	$123,268

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

Reserve Estimation Process, Controls and Technologies

The reserve estimates, including PV-10 estimates, set forth above were prepared by PeTech Enterprises, Inc. for the Company’s properties in Oklahoma and Texas. A copy of their full reports with regard to our reserves is attached as Exhibit 99.1 to this annual report on Form 10-K. These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

ITEM 2. PROPERTIES - continued

We do not have any employees with specific reservoir engineering qualifications in the company. Our Chairman and Chief Executive Officer worked closely with PeTech Enterprises Inc. in connection with their preparation of our reserve estimates, including assessing the integrity, accuracy, and timeliness of the methods and assumptions used in this process.

PeTech Enterprises, Inc. (“PeTech”), who provided 2018 reserve estimates for our properties, is a Texas based family owned oil and gas production and investment company that provides reservoir engineering, economics and valuation support to energy banks, energy companies and law firms as an expert witness. PeTech has been in business since 1982. Amiel David is the President of PeTech and the primary technical person in charge of the estimates of reserves and associated cash flow and economics on behalf of the company for the results presented in its reserves report to us. He has a PhD in Petroleum Engineering from Stanford University. He is a registered Professional Engineer in the state of Texas (PE #50970), granted in 1982, a member of the Society of Petroleum Engineers and a member of the Society of Petroleum Evaluation Engineers.

Proved Nonproducing Reserves

As of December 31, 2018, our proved non producing reserves totaled 815,133 barrels of oil equivalents (BOE) compared to -0- as of December 31, 2017, an increase of 815,133 BOE. The net reserves change associated with nonproducing reserves is an increase of approximately 797,500 bbls of oil and an increase of approximately 105,800 Mcf of gas (calculated with a gas-oil equivalency factor of six).

We made investments and development progress during 2018 to further develop proved producing reserves in the Orogrande, Hazel, and Warwink Projects in the Permian Basin in West Texas. As of December 31, 2018 four test wells have been developed in the Orogrande Project and six test wells have been developed in the Hazel Project including the Flying B #3 which has been in continuous production since September, 2017. The Warwink Project which was initiated in 2018 has continuing production from the Warwink # 47H well beginning in October, 2018.

Our current drilling plans, subject to sufficient capital resources and the periodic evaluation of interim drilling results and other potential investment opportunities, include drilling additional evaluation wells in the Orogrande and Hazel AMI’s to continue to derisk the prospects and obtain initial production from the development efforts. The next scheduled wells in the Hazel Project are scheduled to spud near the end of May, 2019.

Production, Price, and Production Cost History

During the year ended December 31, 2018, we produced and sold 22,887 barrels of oil net to our interest at an average sale price of $54.93 per bbl. We produced and sold 17,821 MCF of gas net to our interest at an average sales price of $1.41 per MCF. Our average production cost including lease operating expenses and direct production taxes was $31.17 per BOE. Our depreciation, depletion, and amortization expense was $45.39 per BOE.

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

The changes in production, revenue, and operating costs were impacted by the production from the Flying B #3 well in the Hazel Project which began in late September, 2017 and production from the Warwink 47 H beginning in October, 2018.

Our 2018 production was from properties located in central Oklahoma and in west Texas. Reserves at the beginning of 2018 from central Oklahoma comprised more than 15% of total reserves. For 2018, approximately 1,849 BOE was produced in Oklahoma and 24,008 BOE produced in Texas, or 7% from Oklahoma and 93% from wells in west Texas.

ITEM 2. PROPERTIES - continued

Quarterly Revenue and Production by State for 2018 and 2017 are detailed as follows:

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Oklahoma	Q1 - 2018	72	2,008	4,463	5,202	$9,665
Hazel (TX)	Q1 - 2018	7,786	0	471,498	-	$471,498
Total Q1-2018		7,858	2,008	$475,961	$5,202	$481,163

Oklahoma	Q2 - 2018	446	1,857	10,912	2,690	$13,602
Hazel (TX)	Q2 - 2018	4,368	0	266,506	-	$266,506
Meco (TX)	Q2 - 2018	51	0	3,155	-	$3,155
Total Q2-2018		4,865	1,857	$280,573	$2,690	$283,263

Oklahoma	Q3 - 2018	41	2,324	$1,264	$3,845	$5,109
Hazel (TX)	Q3 - 2018	2,283	0	$123,566	$-	$123,566
Meco (TX)	Q3 - 2018	0	0	$-	$-	$-
Total Q3-2018		2,324	2,324	$124,830	$3,845	$128,675

Oklahoma	Q4 - 2018	94	986	$4,878	$1,104	$5,982
Hazel (TX)	Q4 - 2018	3,779	0	$178,015	$-	$178,015
Meco (TX)	Q4 - 2018	3,967	10,646	$192,916	$12,348	$205,264
Total Q4-2018		7,840	11,632	$375,809	$13,452	$389,261

2018 Year To Date		22,887	17,821	$1,257,173	$25,189	$1,282,362

Oklahoma	Q1 - 2017	101	2,303	$5,346	$7,604	$12,950
Hazel (TX)	Q1 - 2017	0	0	-	-	-
Total Q1-2017		101	2,303	$5,346	$7,604	$12,950

Oklahoma	Q2 - 2017	140	2,332	6,594	6,709	13,303
Hazel (TX)	Q2 - 2017	0	0	-	-	-
Total Q2-2017		140	2,332	$6,594	$6,709	$13,303

Oklahoma	Q3 - 2017	132	2,041	5,733	3,727	9,460
Hazel (TX)	Q3 - 2017	204	0	8,836	-	8,836
Total Q3-2017		336	2,041	$14,569	$3,727	$18,296

Oklahoma	Q4 - 2017	84	2,583	4,739	8,227	12,966
Hazel (TX)	Q4 - 2017	9,730	0	512,984	-	512,984
Total Q4-2017		9,814	2,583	$517,723	$8,227	$525,950

Year Ended 12/31/17		10,391	9,259	$544,232	$26,267	$570,499

ITEM 2. PROPERTIES - continued

Drilling Activity and Productive Wells

Combined Well Status

The following table summarizes drilling activity and Well Status as of December 31, 2018:

	Cumulative Well Status		Wells Drilled		Cumulative Well Status
Drilling Activity/Well Status	at 12/31/2018		2018		at 12/31/2017
	Gross	Net	Gross	Net	Gross	Net

Development Wells:
Productive -Texas (Hazel)	1.00	0.80	-	-	1.00	0.80
Productive -Texas (Warwink)	1.00	0.13	1.00	0.13	-	-
Productive - Okla	2.00	0.40	-	-	2.00	0.40
Test Wells (Dry) - Orogrande	6.00	3.66	4.00	2.71	2.00	0.95
Test Wells (Dry) - Hazel	4.00	3.20	2.00	1.60	2.00	1.60

Exploration Wells:
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-

Total Drilled Wells:
Productive -Texas	2.00	0.93	1.00	0.13	1.00	0.80
Productive - Okla	2.00	0.40	-	-	2.00	0.40
Test Wells (Dry)	10.00	6.86	6.00	4.31	4.00	2.55

Acquired Wells:
Productive -Texas	-	-	-	-	-	-
Productive - Okla	-	-	-	-	-	-

Total Wells:
Productive -Texas	2.00	0.93	1.00	0.13	1.00	0.80
Productive - Okla	2.00	0.40	-	-	2.00	0.40
Test Wells (Dry)	10.00	6.86	6.00	4.31	4.00	2.55

Total	14.00	8.19	7.00	4.44	7.00	3.75

Well Type:
Oil	-	-	-	-	-	-
Gas	-	-	-	-	-	-
Combination -Oil and Gas	4.00	1.33	1.00	0.13	3.00	1.20
Test Wells (Dry)	10.00	6.86	6.00	4.31	4.00	2.55

Total	14.00	8.19	7.00	4.44	7.00	3.75

ITEM 2. PROPERTIES - continued

Our acreage positions at December 31, 2018 are summarized as follows:

			TRCH Interest		TRCH Interest
	Total Acres		Developed Acres		Undeveloped Acres
Leasehold Interests - 12/31/2018	Gross	Net	Gross	Net	Gross	Net

Texas -
Orogrande	133,000	90,108	-	-	133,000	90,108
Hazel Project	12,000	9,600	320	256	11,680	9,344
Warwink Properties	1,400	175	1,400	175	-	-

Oklahoma -
Viking	640	192	640	192	-	-

Total	147,040	100,075	2,360	623	144,680	99,452

Current Projects

As of December 31, 2018, we had interests in four oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, the Winkler Project in Winkler County, Texas, and the Hunton wells in partnership with Husky Ventures in central Oklahoma.

See the description under “Current Projects” above under “Item 1. Business” for information and disclosure regarding these projects which description is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

None.

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

Record Holders

As of March 8, 2019, there were approximately 225 stockholders of record of our common stock, and we estimate that there were approximately 3,800 additional beneficial stockholders who hold their shares in “street name” through a brokerage firm or other institution. As of March 15, 2019, we have a total of 71,695,865 shares of common stock issued and outstanding.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Equity Compensation Plan Information

The following table sets forth all equity compensation plans as of December 31, 2018:

Number of
securities
remaining
available
for future
	Number of		issuance
	securities to	Weighted-	under
	be issued	average	equity
	upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan Category	and rights	and rights	column (a))

Equity compensation plans approved by security holders	8,014,931	$1.48	1,985,069

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

During 2018 the Company continued development in the Orogrande and Hazel Projects. Additional test wells were drilled to capture additional science data to support lease value. Production from the Hazel Flying B #3 continued through 2018. The carried well provision of the Warwink acquisition in 2017 was fulfilled with the drilling of the Warwink #47-H. That well began production in October, 2018.

The strategy in divesting of projects other than the Orogrande Project was to refocus on the greatest potential future value for the Company while systematically eliminating debt as noncore assets are sold and operations are streamlined.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2018 and 2017 included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management.

Historical Results for the Years Ended December 31, 2018 and 2017

For the year ended December 31, 2018, we had a net loss of $5,806,612 compared to a net loss of $919,910 for the year ended December 31, 2017. The difference is primarily due to increased general and administrative and depletion and depreciation expense and the impact of a nonrecurring income item of $2,781,500 received in 2017.

Revenues and Cost of Revenues

For the year ended December 31, 2018, we had production revenue of $1,282,362 compared to $570,499 of production revenue for the year ended December 31, 2017. Refer to the table of production and revenue for 2018 and 2017 included below. Our cost of revenue, consisting of lease operating expenses and production taxes, was $806,158, and $173,187 for the years ended December 31, 2018 and 2017, respectively.

The change in revenue was impacted by the new production from the Flying B #3 well in the Hazel Project that began in late September, 2017 and production from the Warwink #47H which began production in October, 2018.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Production and Revenue are detailed as follows:

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Oklahoma	Q1 - 2018	72	2,008	4,463	5,202	$9,665
Hazel (TX)	Q1 - 2018	7,786	0	471,498	-	$471,498
Total Q1-2018		7,858	2,008	$475,961	$5,202	$481,163

Oklahoma	Q2 - 2018	446	1,857	10,912	2,690	$13,602
Hazel (TX)	Q2 - 2018	4,368	0	266,506	-	$266,506
Meco (TX)	Q2 - 2018	51	0	3,155	-	$3,155
Total Q2-2018		4,865	1,857	$280,573	$2,690	$283,263

Oklahoma	Q3 - 2018	41	2,324	$1,264	$3,845	$5,109
Hazel (TX)	Q3 - 2018	2,283	0	$123,566	$-	$123,566
Meco (TX)	Q3 - 2018	0	0	$-	$-	$-
Total Q3-2018		2,324	2,324	$124,830	$3,845	$128,675

Oklahoma	Q4 - 2018	94	986	$4,878	$1,104	$5,982
Hazel (TX)	Q4 - 2018	3,779	0	$178,015	$-	$178,015
Meco (TX)	Q4 - 2018	3,967	10,646	$192,916	$12,348	$205,264
Total Q4-2018		7,840	11,632	$375,809	$13,452	$389,261

2018 Year To Date		22,887	17,821	$1,257,173	$25,189	$1,282,362

Oklahoma	Q1 - 2017	101	2,303	$5,346	$7,604	$12,950
Hazel (TX)	Q1 - 2017	0	0	-	-	-
Total Q1-2017		101	2,303	$5,346	$7,604	$12,950

Oklahoma	Q2 - 2017	140	2,332	6,594	6,709	13,303
Hazel (TX)	Q2 - 2017	0	0	-	-	-
Total Q2-2017		140	2,332	$6,594	$6,709	$13,303

Oklahoma	Q3 - 2017	132	2,041	5,733	3,727	9,460
Hazel (TX)	Q3 - 2017	204	0	8,836	-	8,836
Total Q3-2017		336	2,041	$14,569	$3,727	$18,296

Oklahoma	Q4 - 2017	84	2,583	4,739	8,227	12,966
Hazel (TX)	Q4 - 2017	9,730	0	512,984	-	512,984
Total Q4-2017		9,814	2,583	$517,723	$8,227	$525,950

Year Ended 12/31/17		10,391	9,259	$544,232	$26,267	$570,499

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We recorded depreciation, depletion and amortization expense of $1,173,752 for the year ended December 31, 2018 compared to $100,156 for 2017. Impairment expense recognized was $139,891 in 2018 compared to $-0- for 2017. Although we had no recognized impairment expense in 2017, the Company has adjusted the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of unevaluated leases in 2017 in the amount of $2,300,626. The impact of this change will be to increase the basis for calculation of future period’s depletion, depreciation and amortization to include $2,300,626 of cost which will effectively recognize the impairment on the Statement of Operations over future periods. The $2,300,626 will also become an evaluated cost for purposes of future period’s Ceiling Tests and which may further recognize the impairment expense recognized in future periods.

General and Administrative Expenses

Our general and administrative expenses for the years ended December 31, 2018 and 2017 were $4,053,062 and $3,652,970, respectively, an increase of $400,092. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which were non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The increase in general and administrative expenses for the year ended December 31, 2018 compared to 2017 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$189,263
Increase(decrease) in consulting expense	$292,488
Increase(decrease) in investor relations	$140,043
Increase(decrease) in travel expense	$(13,019)
Increase(decrease) in salaries and compensation	$(20,676)
Increase(decrease) in legal fees	$(347,848)
Increase(decrease) in filing and compliance fees	$33,186
Increase(decrease) in insurance	$55,279
Increase(decrease) in general corporate expenses	$(11,513)
Increase(decrease) in audit fees	$82,889

Total Increase in General and Administrative Expenses	$400,092

The increase in noncash stock and warrant compensation arises from the combination of a decrease in vested employee stock options expense, an increase in expense related to warrants issued by the company, and an increase in the value of common stock issued for services. Consulting expense and investor relations expense increased due to fees related to capital raise activity in 2018. Legal fees were reduced from prior years due to a reduction in transaction activity. Increased audit fees arose from the expanded compliance requirements under SOX 404.

Liquidity and Capital Resources

For the year ended December 31, 2018, we had a net loss of $5,806,612 compared to a net loss of $919,910 for the year ended December 31, 2017.

At December 31, 2018, we had current assets of $1,521,982 and total assets of $38,097,881. As of December 31, 2018, we had current liabilities of $2,198,672. Stockholders’ equity was $18,022,776 at December 31, 2018.

Cash from operating activities for the year ended December 31, 2018, was $(1,168,524) compared to $465,592 for the year ended December 31, 2016, a decrease of $1,634,116. Cash from operating activities during 2018 can be attributed principally to net loss from operations of $5,806,212 adjusted for noncash stock based compensation of $1,340,324 and for $1,173,752 in depletion, depreciation, and amortization expense.

Cash used in operating activities during 2017 can be attributed principally to net losses from operations of $919,910 adjusted for noncash stock based compensation of $1,151,061.

Cash used in investing activities for year ended December 31, 2018 was $12,149,916 compared to $9,458,648 for the year ended December 31, 2017. Cash used in investing activities consisted of investment in oil and gas properties during the year ended December 31, 2018 and 2017.

Cash from financing activities for the year ended December 31, 2018 was $13,106,883 as compared to $8,275,275 for the year ended December 31, 2017. Cash from financing activities in 2018 consisted primarily of proceeds from common stock issuances and debt financing. 2017 activity consisted principally of debt financing transactions. We expect to continue to have cash provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments. Reference Note 11 to the Financial Statements regarding additional funding closed subsequent to December 31, 2018.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

In June 2018, the FASB issued ASU 2018-07,Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, the guidance on such payments to nonemployees is aligned with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, however the Company has opted for early adoption effective July 1, 2018. The amendments in this ASU are to be applied through a cumulative-effect adjustment to retained earnings as of the first reporting period in which the ASU is effective. In evaluating early adoption the Company has determined that the change does not have a material impact on its consolidated financial statements.

The Company values warrant and option awards using the Black-Scholes option pricing model.

Commitments and Contingencies

Leases

The Company has a noncancelable lease for its office premises that expires on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for lease was $82,075 and $84,197 for the years ended December 31, 2018 and 2017, respectively.

Approximate future minimum rental commitments under the office premises lease are:

Year Ending December 31,	Rent

To 2019 Expiration	88,605
Total	$88,605

As of December 31, 2018, the Company had interests in four oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, the Warwink Project in Winkler County, Texas, and Hunton wells in Central Oklahoma, ..

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

To the Board of Directors and
Stockholders of Torchlight Energy Resources, Inc.
Plano, Texas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Torchlight Energy Resources, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

Houston, Texas

March 18, 2019

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$840,163	$1,051,720
Accounts receivable	179,702	596,141
Production revenue receivable	294,715	142,932
Prepayments - development costs	146,422	1,335,652
Prepaid expenses	60,980	39,506
Total current assets	1,521,982	3,165,951

Oil and gas properties, net	36,565,461	25,579,279
Office equipment, net	4,076	15,716
Other assets	6,362	6,362

TOTAL ASSETS	$38,097,881	$28,767,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$729,806	$762,502
Funds received pending settlement	-	520,400
Accrued payroll	816,176	695,176
Related party payables	45,000	45,000
Due to working interest owners	54,320	54,320
Accrued interest payable	553,370	202,050
Total current liabilities	2,198,672	2,279,448

Unsecured promissory notes, net of discount and financing costs of $702,217 at December 31, 2018 and $795,017 at December 31, 2017	11,862,080	7,269,281
Notes payable	6,000,000	3,250,000
Asset retirement obligations	14,353	9,274

Total liabilities	20,075,105	12,808,003

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized; -0- issued and outstanding at December 30, 2018 and December 31, 2017
	-	-
Common stock, par value $0.001 per share; 150,000,000 shares authorized;
70,112,376 issued and outstanding at December 30, 2018	70,116	63,344
63,340,034 issued and outstanding at December 31, 2017
Additional paid-in capital	107,266,965	99,403,654
Accumulated deficit	(89,314,305)	(83,507,693)
Total stockholders’ equity	18,022,776	15,959,305

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,097,881	$28,767,308

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31, 2018	December 31, 2017
Revenues
Oil and gas sales	$1,282,362	$570,499

Cost of revenues	(806,158)	(173,187)

Gross profit	476,204	397,312

Operating expenses:
General and administrative expense	(4,053,062)	(3,652,970)
Depreciation, depletion and amortization	(1,173,752)	(100,156)
Loss on settlement	(369,439)	-
Impairment loss	(139,891)	-
Total operating expenses	(5,736,144)	(3,753,126)

Other income (expense)
Interest expense and accretion of note discounts	(547,710)	(346,050)
Interest income	1,038	454
Consulting income	-	2,781,500
Total income (expense)	(546,672)	2,435,904

Loss before income taxes	(5,806,612)	(919,910)

Provision for income taxes	-	-

Net loss	$(5,806,612)	$(919,910)

Loss per common share:
Basic and Diluted	$(0.09)	$(0.02)
Weighted average number of common shares outstanding:
Basic and Diluted	68,134,745	59,623,105

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2018 AND 2017

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total

Balance, December 31, 2016	55,096,506	$55,100	$89,675,488	$(82,587,783)	$7,142,805

Issuance of common stock for services	507,894	508	579,246		579,754
Issuance of common stock for lease
interests	6,420,395	6,421	6,805,941		6,812,362
Issuance of common stock for Note
conversion	1,007,890	1,008	1,006,882		1,007,890
Issuance of stock for warrant exercise	307,349	307	242,993		243,300
Warrants issued for services			161,560		161,560
Stock options issued for services			931,544		931,544
Net loss				(919,910)	(919,910)

Balance, December 31, 2017	63,340,034	$63,344	$99,403,654	$(83,507,693)	$15,959,305

Issuance of common stock for services	450,000	450	544,550		545,000
Issuance of common stock for cash	5,750,000	5,750	6,043,984		6,049,734
less Underwriting/Offering Costs
Issuance of common stock for note	172,342	172	220,852		221,024
payment in kind
Warrant exercise into common stock	400,000	400	199,600		200,000
Warrants issued for services			510,575		510,575
Stock options issued for services			343,750		343,750
Net loss				(5,806,612)	(5,806,612)

Balance, December 31, 2018	70,112,376	$70,116	$107,266,965	$(89,314,305)	$18,022,776

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year	Year
	Ended	Ended
	December 31, 2018	December 31, 2017
Cash Flows From Operating Activities
Net loss	$(5,806,612)	$(919,910)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	1,340,324	1,151,061
Accrued interest payable in stock	228,057	-
Amortization of debt issuance costs	268,917	188,342
Accretion of note discounts	216,732	103,044
Depreciation, depletion and amortization	1,173,752	100,156
Net settlement offset	(100,561)	-
Impairment loss	139,891	-
Change in:
Accounts receivable	(3,400)	7,305
Production revenue receivable	(151,783)	(135,607)
Prepayments - development costs	1,189,230	(752,305)
Prepaid expenses	(21,474)	(12,676)
Other assets	-	12,000
Accounts payable and accrued expenses	14,116	519,818
Accrued interest payable	344,287	204,364
Net cash from operating activities	(1,168,524)	465,592

Cash Flows From Investing Activities
Investment in oil and gas properties	(12,149,916)	(9,460,830)
Acquisition of office equipment	-	2,182

Net cash from investing activities	(12,149,916)	(9,458,648)

Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	6,049,734	-
Proceeds from promissory notes, net of offering costs	4,107,149	10,541,475
Repayment of promissory notes	(3,250,000)	(2,509,500)
Proceeds from notes payable	6,000,000	-
Proceeds from warrant exercise	200,000	243,300
Net cash from financing activities	13,106,883	8,275,275

Net decrease in cash	(211,557)	(717,781)

Cash - beginning of period	1,051,720	1,769,501

Cash - end of period	$840,163	$1,051,720

Supplemental disclosure of cash flow information: (Non Cash Items)
Increase in accounts payable for property development costs	$133,189	$375,000
Common stock issued for financing costs	$-	$279,754
Common stock issued for mineral interests	$-	$6,812,362
Accounts payable increase-investment in oil and gas properties	$-	$375,000
Common stock issued for partial payment of unpaid compensation	$59,000	$-
Common stock issued in conversion of promissory note	$-	$1,007,890
Common stock issued for payment in kind on notes payable	$221,024	$-
Cash paid for interest	$1,519,573	$813,652
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

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

At December 31, 2018, the Company had not yet achieved profitable operations. We had a net loss of $5,806,612 for the year ended December 31, 2018 and had accumulated losses of $89,314,305 since our inception. We expect to incur further losses in the development of our business. The Company had a working capital deficit as of December 31, 2018 of $676,690. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Certain reclassifications have been made to the 2017 consolidated financial statements to make them consistent with the 2018 presentation. Total stockholders’ equity and net loss are unchanged due to these reclassifications made in cash flow statement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

For assets and liabilities that require re-measurement to fair value the Company categorizes them in a three-level fair value hierarchy as follows:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

●
Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration.

●	Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Cash and cash equivalents - Cash and cash equivalents include certain investments in highly liquid instruments with original maturities of three months or less.

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of December 31, 2018 and December 31, 2017, no valuation allowance was considered necessary.

As of December 31, 2017 accounts receivable included $419,839 the Company computed as being due from Husky Ventures with respect to the sale of Chisholm Trail properties in 2015 and in dispute as part of the Husky legal action in process at that dates. Additionally, a payment of $520,400 made by Husky Ventures which is also disputed by the Company had been included in current liabilities captioned “Funds received pending settlement”. The Company settled the matter with Husky during the quarter ended June 30, 2018.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the years ended December 31, 2018 and 2017, the Company capitalized $2,020,019 and $1,010,868, respectively, of interest on unevaluated properties.

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

In June 2018, the FASB issued ASU 2018-07,Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, the guidance on such payments to nonemployees is aligned with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, however the Company has opted for early adoption effective July 1, 2018. The amendments in this ASU are to be applied through a cumulative-effect adjustment to retained earnings as of the first reporting period in which the ASU is effective. In evaluating early adoption the Company has determined that the change does not have a material impact on its consolidated financial statements.

The Company values warrant and option awards using the Black-Scholes option pricing model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue recognition – On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, and the related guidance in ASC 340-40 (the new revenue standard), and related guidance on gains and losses on derecognition of nonfinancial assets ASC 610-20, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Under the modified retrospective method, the Company recognizes the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings; however, no significant adjustment was required as a result of adopting the new revenue standard. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard. The comparative information has not been restated and continues to be reported under the historic accounting standards in effect for those periods. The impact of the adoption of the new revenue standard was immaterial to the Company’s net income.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The calculation of diluted earnings per share excludes 14,814,586 shares issuable upon the exercise of outstanding warrants and options because their effect would be anti-dilutive.

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

Subsequent events – The Company evaluated subsequent events through March 18, 2019, the date of issuance of these financial statements. Subsequent events are disclosed in Note 11.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. OIL & GAS PROPERTIES

The following table presents the capitalized costs for oil & gas properties of the Company as of December 31, 2018 and 2017:

	2018	2017

Evaluated costs subject to amortization	$11,664,586	$5,022,129
Unevaluated costs	31,746,477	26,100,749
Total capitalized costs	43,411,063	31,122,878
Less accumulated depreciation, depletion and amortization	(6,845,602)	(5,543,599)
Total oil and gas properties	$36,565,461	$25,579,279

Unevaluated costs as of December 31, 2018 include cumulative costs on developing projects including the Orogrande, Hazel, and Winkler projects in West Texas.

The Company identified impairment of $2,300,626 in 2017 related to its unevaluated properties. Although we had no recognized impairment expense in 2017, the Company has adjusted the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of unevaluated leases in 2017 in the amount of $2,300,626. The impact of this change will be to increase the basis for calculation of future period’s depletion, depreciation and amortization to include $2,300,626 of cost which will effectively recognize the impairment on the Consolidated Statement of Operations over future periods. The $2,300,626 has also become an evaluated cost for purposes of future period’s Ceiling Tests and which may further recognize the impairment expense recognized in future periods. The impact of this cost reclassification at March 31, 2018 was a recognized impairment expense of $139,891. No additional impairment adjustment was required through December 31, 2018.

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

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Gregory McCabe, our Chairman. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which holds certain oil and gas assets, including a 100% working interest in approximately 172,000 mostly contiguous acres in the Orogrande Basin in West Texas. As of December 31, 2017, leases covering approximately 133,000 acres remain in effect. This acreage is in the primary term under five-year leases that carry additional five-year extension provisions. As consideration, at closing we issued 868,750 restricted shares of our common stock to Mr. McCabe and paid a total of $100,000 in geologic origination fees to third parties. Additionally, Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. We believe all drilling obligations through December 31, 2018 have been met.

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

On March 22, 2017, Founders, Founders Oil & Gas Operating, LLC, Founders’ operating partner, Hudspeth and Pandora signed a Drilling and Development Unit Agreement (the “DDU Agreement”), with the Commissioner of the General Land Office, on behalf of the State of Texas, and as approved by the Board for Lease of University Lands, or University Lands, on the Orogrande Project. The DDU Agreement has an effective date of January 1, 2017 and required a payment from Founders, Hudspeth and Pandora, collectively, of $335,323 as the initial consideration fee. The initial consideration fee was paid by Founders in April 2017 and was to be deducted from the required spud fee payable to us at commencement of the next well drilled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. OIL & GAS PROPERTIES - continued

The DDU Agreement allows for all 192 existing leases covering approximately 133,000 net acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2023, and the time to drill on the drilling and development unit continues through December 2023. The DDU Agreement also grants the right to extend the DDU Agreement through December 2028 if compliance with the DDU Agreement is met and the extension fee associated with the additional time is paid. Our drilling obligations began with one well to be spudded and drilled on or before September 1, 2017, and increased to two wells in year 2018, three wells in year 2019, four wells in year 2020 and five wells per year in years 2021, 2022 and 2023. The drilling obligations are minimum yearly requirements and may be exceeded if acceleration is desired. The DDU Agreement replaces all prior agreements, and will govern future drilling obligations on the drilling and development unit if the DDU Agreement is extended. The Company drilled three wells during fourth quarter, 2018.

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

On July 25, 2018, we and Hudspeth entered into a Settlement & Purchase Agreement (the “Settlement Agreement”) with Founders (and Founders Oil & Gas Operating, LLC), Wolfbone and MPC, which agreement provides for Hudspeth and Wolfbone to each immediately pay $625,000 and for Hudspeth or the Company and Wolfbone or MPC to each pay another $625,000 on July 20, 2019, as consideration for Founders assigning all of its working interest in the oil and gas leases of the Orogrande Project to Hudspeth and Wolfbone equally. The assignments to Hudspeth and Wolfbone were made in July when the first payments were made. The payments to Founders in 2019 are not securitized. Future well capital spending obligations will require the same 50% contribution from Hudspeth and 50% from Wolfbone until such time as the $40.5 million to be spent on the project (as per our Assignment of Farmout Agreement with Founders) is completed. The Company estimates that there is still approximately $23 million remaining to be spent on the project until such time as the capital expenditures revert back to the percentages of the working interest owners.

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

Recently, the Company drilled three additional test wells in the Orogrande in order to stay in compliance with University Lands D&D Unit Agreement, as well as, to test for potential shallow pay zones and deeper pay zones that may be present on structural plays. At the time of this writing, the results have not been published.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. OIL & GAS PROPERTIES - continued

In October 2016, the holders of all of our then-outstanding shares of Series C Preferred Stock (which were issued in July 2016) elected to convert into a total 33.33% working interest in our Hazel Project, reducing our ownership from 66.66% to a 33.33% working interest. As of December 31, 2018, no shares of our Series C Preferred Stock were outstanding.

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

Acquisition of Additional Interests in Hazel Project

On January 30, 2017, we and our then wholly-owned subsidiary, Torchlight Acquisition Corporation, a Texas corporation (“TAC”), entered into and closed an Agreement and Plan of Reorganization and a Plan of Merger with Line Drive Energy, LLC, a Texas limited liability company (“Line Drive”), and Mr. McCabe, under which agreements TAC merged with and into Line Drive and the separate existence of TAC ceased, with Line Drive being the surviving entity and becoming our wholly-owned subsidiary. Line Drive, which was wholly-owned by Mr. McCabe, owned certain assets and securities, including approximately 40.66% of 12,000 gross acres, 9,600 net acres, in the Hazel Project and 521,739 warrants to purchase shares of our common stock (which warrants had been assigned by Mr. McCabe to Line Drive). Upon the closing of the merger, all of the issued and outstanding shares of common stock of TAC automatically converted into a membership interest in Line Drive, constituting all of the issued and outstanding membership interests in Line Drive immediately following the closing of the merger, the membership interest in Line Drive held by Mr. McCabe and outstanding immediately prior to the closing of the merger ceased to exist, and we issued Mr. McCabe 3,301,739 restricted shares of our common stock as consideration therefor. Immediately after closing, the 521,739 warrants held by Line Drive were cancelled, which warrants had an exercise price of $1.40 per share and an expiration date of June 9, 2020. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on January 31, 2017. Subsequent to the closing the name of Line Drive Energy, LLC was changed to Torchlight Hazel, LLC. We are required to drill one well every six months to hold the entire 12,000 acre block for eighteen months, and thereafter two wells every six months starting June 2018.

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

In April 2018, we announced that we have commenced a process that could result in the monetization of the Hazel Project. We believe the development activity at the Hazel Project, coupled with nearby activities of other oil and gas operators, suggests that this project has achieved a level of value worth monetizing. We anticipate that the liquidity that would be provided from selling the Hazel Project could be redeployed into the Orogrande Project. While this process is underway, we will take all necessary steps to maintain the leasehold as required. In May, the working interest partners in the Hazel Project drilled a shallow well to test a zone at 2500’. As of this filing, we continue to maintain the leases in good standing and continue to market the acreage in an effort to focus on the Orogrande Project.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. OIL & GAS PROPERTIES - continued

Winkler Project, Winkler County, Texas

On December 1, 2017, the Agreement and Plan of Reorganization that we and our then wholly-owned subsidiary, Torchlight Wolfbone Properties, Inc., a Texas corporation (“TWP”), entered into with MPC and Warwink Properties, LLC (Warwink Properties) on November 14, 2017 closed. Under the agreement, TWP merged with and into Warwink Properties and the separate existence of TWP ceased, with Warwink Properties being the surviving entity and becoming our wholly-owned subsidiary. Warwink Properties was wholly owned by MPC. Warwink Properties owns certain assets, including a 10.71875% working interest in approximately 640 acres in Winkler County, Texas. Upon the closing of the merger, all of the issued and outstanding shares of common stock of TWP converted into a membership interest in Warwink Properties, constituting all of the issued and outstanding membership interests in Warwink Properties immediately following the closing of the merger, the membership interest in Warwink Properties held by MPC and outstanding immediately prior to the closing of the merger ceased to exist, and we issued MPC 2,500,000 restricted shares of our common stock as consideration. Also on December 1, 2017, MPC closed its transaction with MECO IV, LLC (” MECO”), for the purchase and sale of certain assets as contemplated by the Purchase and Sale Agreement dated November 9, 2017 among MPC, MECO and additional parties thereto (the “MECO PSA”), to which we are not a party. Under the MECO PSA, Warwink Properties received a carry from MECO (through the tanks) of up to $1,179,076 in the next well drilled on the Winkler County leases. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on December 5, 2017.

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

Addition to the Winkler Project

As of May 7, 2018 our Winkler project in the Delaware Basin had begun the drilling phase of the first Winkler Project well, the UL 21 War-Wink 47 #2H. Our operating partner, MECO had begun the pilot hole on the project. The plan is to evaluate the various potential zones for a lateral leg to be drilled once logging is completed. We expect the most likely target to be the Wolfcamp A interval. The well is on 320 newly acquired acres offsetting the original leasehold we entered into in December, 2017. The additional acreage was leased by our operating partner under the Area of Mutual Interest Agreement (AMI) and we exercised its right to participate for its 12.5% in the additional 1,080 gross acres at a cash cost of $447,847 in July, 2018. Our carried interest in the first well, as outlined in the agreement, was originally planned to be on the first acreage acquired. That carried interest is being applied to this new well and will allow MECO to drill and produce potential revenues sooner than originally planned. The primary leasehold is a 320-acre block directly west of the current position and will allow for 5,000-foot lateral wells to be drilled. The well was completed and began production in October, 2018.

Two additional wells are planned for development by MECO in 2019.

In December, 2018, the Company began to take measures on its own to market the Warwink Project in an effort to focus on the Orogrande.

5.	RELATED PARTY PAYABLES

As of December 31, 2018 and 2017, related party payables consisted of accrued and unpaid compensation to one of our executive officers totaling $45,000.

6.	COMMITMENTS AND CONTINGENCIES

Leases

The Company has a noncancelable lease for its office premises that expires on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for lease was $82,075 and $84,197 for the years ended December 31, 2018 and 2017, respectively.

Approximate future minimum rental commitments under the office premises lease are:

Year Ending December 31,	Rent

To 2019 Expiration	88,605
Total	$88,605

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCKHOLDERS’ EQUITY

Environmental matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of December 31, 2018 and 2017, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

Common Stock

During the years ended December 31, 2018 and 2017, the Company issued 5,750,000 and -0- shares of common stock, respectively, for cash of $6,049,734 and $-0-.

During the years ended December 31, 2018 and 2017, the Company issued 450,000 and 507,897 shares of common stock, respectively, with total fair values of $545,000 and $579,754 as compensation for services.

During the years ended December 31, 2018 and 2017, the Company issued -0- and 6,420,395 shares of common stock respectively, for lease interests with total fair values of $-0- and $6,812,362.

During the year ended December 31, 2017 the Company issued 1,007,890 shares of common stock, in conversions of notes payable valued at $1,007,890.

During the year ended December 31, 2018 the Company issued 172,342 shares of common stock, in payment in kind on notes payable valued at $221,024.

During the year ended December 31, 2018 and 2017, the Company issued 400,000 and 307,349 shares of common stock, respectively, resulting from warrant exercises for consideration totaling $200,000 and $243,300.

Warrants and Options

During the years ended December 31, 2018 and 2017, the Company issued/vested 1,820,000 and 1,808,026 warrants and options with total fair values of $854,325 and $1,093,104, respectively, as compensation for services.

A summary of warrants outstanding as of December 31, 2018 and 2017 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in					2018
Price	2019	2020	2021	2022	2023	Total

$0.70	-	420,000	-	-	-	420,000
$0.77	100,000	-	-	-	-	100,000
$1.00	25,116	-	-	-	-	25,116
$1.03	-	-	120,000	-	-	120,000
$1.08	37,500	-	-	-	-	37,500
$1.14	-	-	-	-	600,000	600,000
$1.21	-	-	-	-	120,000	120,000
$1.40	-	1,121,736		-	-	1,121,736
$1.50	-		100,000	-	-	100,000
$1.64	-	-	200,000	-	-	200,000
$1.80	-	1,250,000	-	-	-	1,250,000
$2.00	-	-	400,000	-	-	400,000
$2.23	-	832,512		-	-	832,512
$2.50	35,211	-	-	-	-	35,211
$3.50	15,000	-	-	-	-	15,000
$4.50	700,000	-	-	-	-	700,000
$6.00	22,580	-	-	-	-	22,580
$7.00	700,000	-	-	-	-	700,000
	1,635,407	3,624,248	820,000	-	720,000	6,799,655

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCKHOLDERS’ EQUITY - continued

Exercise	Expiration Date in				2017
Price	2018	2019	2020	2021	Total

$0.50	400,000	-	-	-	400,000
$0.70	-	-	420,000	-	420,000
$0.77	-	100,000	-	-	100,000
$1.00	-	25,116	-	-	25,116
$1.03	-	-	-	120,000	120,000
$1.08	-	37,500	-	-	37,500
$1.40	-	-	1,121,736		1,121,736
$1.64	-	-	-	200,000	200,000
$1.73	100,000	-	-	-	100,000
$1.80	-	-	1,250,000	-	1,250,000
$2.00	1,906,249	-	-	-	1,906,249
$2.03	2,000,000	-	-	-	2,000,000
$2.09	2,800,000	-	-	-	2,800,000
$2.23	-	-	832,512	-	832,512
$2.29	120,000	-	-	-	120,000
$2.50	-	35,211	-	-	35,211
$2.82	38,174	-	-	-	38,174
$3.50	-	15,000	-	-	15,000
$4.50	-	700,000	-	-	700,000
$6.00	523,123	22,580	-	-	545,703
$7.00	-	700,000	-	-	700,000
	7,887,546	1,635,407	3,624,248	320,000	13,467,201

A summary of stock options outstanding as of December 31, 2018 and 2017 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in					2018
Price	2019	2020	2021	2022	2023	Total

$0.97	-	-	259,742	-	-	259,742
$1.10	-	-	-	800,000	-	800,000
$1.19	-	-	-	-	600,000	600,000
$1.57	1,497,163	4,500,000	-	-	-	5,997,163
$1.63	-	-	-	58,026	-	58,026
$1.79	-	300,000	-	-	-	300,000
	1,497,163	4,800,000	259,742	858,026	600,000	8,014,931

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCKHOLDERS’ EQUITY - continued

Exercise	Expiration Date in					2017
Price	2018	2019	2020	2021	2022	Total

$0.97	-	-	-	259,742	-	259,742
$1.10	-	-	-	-	800,000	800,000
$1.57	-	-	5,997,163	-	-	5,997,163
$1.63	-	-	-	58,026	-	58,026
$1.79	-	-	300,000	-	-	300,000
	-	-	6,297,163	317,768	800,000	7,414,931

At December 31, 2018, the Company 2018 and 2017 had reserved 14,814,586 and 20,882,132 common shares, respectively, for future exercise of warrants and options.

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

The Company recorded no income tax provision for 2018 and 2017 because of losses incurred. The Company has placed a full valuation allowance against net deferred tax assets because future realization of these assets is not assured.

The following is a reconciliation between the federal income tax benefit computed at statutory federal income tax rates and actual income tax provision for the years ended December 31, 2018 and 2017:

	Year ended	Year ended
	December 31, 2018	December 31, 2017
Federal income tax benefit at statutory rate	(1,221,483)	$(312,769)
Permanent Differences	505	1,640
Annual reconciling adjustment	1,449,429	719,197
Change in valuation allowance	(228,451)	(9,186,334)
Change in federal tax rate	-	8,778,266
Provision for income taxes	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INCOME TAXES – continued

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforward	11,968,500	$11,116,332
Stock based compensation	4,490,775	4,209,307
Other	371,636	302,042
Deferred tax liabilities:
Investment in oil and gas properties	(2,879,086)	(1,447,405)
Net deferred tax assets and liabilities	13,951,825	14,180,276
Less valuation allowance	(13,951,825)	(14,180,276)
Total deferred tax assets and liabilities	$-	$-

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $56,992,857 and $52.934.915 at December 31, 2018 and December 31, 2017, respectively. The federal net operating loss carryforward will begin to expire in 2033. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

On December 22, 2017, the U.S. government enacted comprehensive legislation titled the Tax Cuts and Jobs Act. Generally, effective for years 2018 and beyond, it makes broad and complex changes to the Internal Revenue Code, including, but not limited to, reducing the federal corporate income tax rate from 35% to 21%. As of December 31, 2017 we made a reasonable estimate of the effects on our deferred tax assets and liabilities of the change in the corporate tax rate to be effective in 2018. The estimated amount is included our computation of net deferred tax assets and liabilities and the related valuation allowance.

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

The effective interest rate is 16.15%.

On April 24, 2017, we used $2,509,500 of the proceeds from this financing to redeem and repay a portion of the outstanding 12% Series B Convertible Unsecured Promissory Notes. Separately, $1,000,000 of the principal amount of the Series B Notes plus accrued interest was converted into 1,007,890 shares of common stock and $64,297 was rolled into the new debt financing.

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

Promissory note transactions for the year ended December 31, 2018 and 2017 are summarized as follows:

Unsecured promissory note balance - December 31, 2016	$-

New borrowing	8,000,000
Original issue discount	(460,000)
Proceeds from borrowing	7,540,000

New note debt issuance costs	(279,754)
Accretion of discount and amortization of debt issuance costs	9,035

Unsecured promissory note balance - December 31, 2017	$7,269,281

New borrowing	4,500,000
Original issue discount	(167,850)
Proceeds from borrowing	4,332,150

New note debt issuance costs	(225,000)
Accretion of discount and amortization of debt issuance costs	485,649

Unsecured promissory note balance - December 31, 2018	$11,862,080

In connection with the transaction for the acquisition of Warwink Properties effective December 5, 2017, the Company borrowed $3.25 million from its Chairman, Greg McCabe on a three-year interest only promissory note bearing interest at 5% per annum. The Company paid $250,000 as a principal payment on June 20, 2018 and paid the remaining principal balance of $3,000,000 on October 19, 2018.

On October 17, 2018, we sold to certain investors in a private transaction 16% Series C Unsecured Convertible Promissory Notes with a total principal amount of $6,000,000. Interest and principal are due and payable on the notes in one balloon payment at maturity on April 17, 2020. The notes are convertible, at the election of the holders, into an aggregate 6% working interest in certain oil and gas leases in Hudspeth County, Texas, known as our “Orogrande Project.” After an analysis of the transaction and a review of applicable accounting pronouncements, management concluded that the notes issued on October 17, 2018 which contain a conversion right for holders to convert into a working interest in the Orogrande Project of the Company, meet a specific scope exception to the provisions requiring derivative accounting.

The notes allow us to redeem them early only upon the event of a fundamental transaction, such as a merger or sale of substantially all our assets. The notes provide that the noteholders may accelerate and declare any and all of the obligations under the notes to be immediately due and payable in the event of default, such as nonpayment, failure to perform required conversions, failure to perform any covenant or agreement under the notes, an insolvency event, or certain defaults or judgments. As part of the sale of the of the notes, the noteholders required that McCabe Petroleum Corporation, a Texas corporation owned by our Chairman Gregory McCabe (“MPC”), provide them a put option whereby they have the right to have MPC purchase from them any unpaid principal amount due on the notes. Additionally, if there is a fundamental transaction, Mr. McCabe will be required to pay a fee to each noteholder that elects not to convert or require MPC to purchase the principal amount under the note, which fee will be equal to such noteholder’s pro-rata share of a total fee amount of $1,500,000.

We received total proceeds of $6,000,000 from the sale of the notes, of which $3,000,000 was used to pay back the promissory note issued to MPC on December 1, 2017, which note was due on December 31, 2020. We used the remaining proceeds for working capital and general corporate purposes, which includes, without limitation, drilling and lease acquisition capital.

Prior to entering into the above transactions, our Board of Directors formed a special committee composed of independent directors to analyze and authorize the transactions on behalf of Torchlight Energy Resources, Inc. and determine whether the transactions are fair to the company. In this role, the special committee engaged an independent financial consulting firm which rendered a fairness opinion deeming that the transactions were fair to the company, from a financial point of view, and contained terms no less favorable to the company than those that could be obtained in arm’s length transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability for the year ended December 31, 2018 and 2017:

Asset retirement obligation – December 31, 2016	$7,051

Accretion expense	216
Estimated liabilities recorded	2,007

Asset retirement obligation – December 31, 2017	$9,274

Accretion expense	390
Estimated liabilities recorded	4,689

Asset retirement obligation – December 31, 2018	$14,353

11.	SUBSEQUENT EVENTS

In February and March, 2019 the Company raised a total of $2,000,000 from investors through the sale of 14% Series D Unsecured Convertible Promissory Notes. Principal is payable in a lump sum at maturity on May 11, 2020 with payments of interest payable monthly at the rate of 14% per annum. Holders of the notes have the right to convert principal and interest at any time into common stock at a conversion price of $1.08 per share. The Company has the right to redeem the notes at any time, provided that the redemption amount must include all interest that would have been earned through maturity.

Additionally, the Company received $1,214,078 from the sale of common stock at $.80 per share during February and March, 2019. The offering included provisions for the cancellation of warrants to purchase common stock issued to the participants in the agreements in prior periods.

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

Investment in oil and gas properties during the years ended December 31, 2018 and 2017 is detailed as follows:

	2018	2017
Property acquisition costs	$1,072,047	$7,227,362
Development costs	$9,191,041	$8,034,962
Exploratory costs	$-	$-

Totals	$10,263,088	$15,262,324

Property acquisition costs presented above exclude interest capitalized into the full cost pool of $2,020,019 in 2018 and $1,010,868 in 2017.

Property acquisition cost relates to the Company’s acquisition of additional working interests in the Orogrande Project in west Texas and the acquisition of the Warwink Project, also in west Texas. The development costs include work in the Orogrande, Hazel, and Warwink projects in west Texas. No development costs were incurred for Oklahoma properties in 2018.

Oil and Natural Gas Reserves

Reserve Estimates

SEC Case. The following tables sets forth, as of December 31, 2018, our estimated net proved oil and natural gas reserves, the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves and our estimated net probable oil and natural gas reserves, each prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”). All of our reserves are located in the United States.

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

The estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2018. For purposes of determining prices, we used the average of prices received for each month within the 12-month period ended December 31, 2018, adjusted for quality and location differences, which was $62.04 per barrel of oil and $3.10 per MCF of gas. This average historical price is not a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

	December 31, 2018			December 31, 2018
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	177,300	51,100	185,817	$4,027	$2,029
Proved Undeveloped	797,500	105,800	815,133	$15,313	$2,895
Total Proved	974,800	156,900	1,000,950	$19,340	$4,924

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$5,341

Probable Undeveloped	0	0	0	$-	$-

	December 31, 2017			December 31, 2017
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	2,300	43,800	9,600	$132	$96
Proved Nonproducing	0	0	0	$-	$-
Total Proved	2,300	43,800	9,600	$132	$96

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$123

Probable Undeveloped	0	0	0	$-	$-

The upward revisions of previous estimates from 2017 to 2018 of proved reserves of 972,500 BBLS and 113,100 MCF results primarily from 2018 reserve report calculations for the Company’s properties which includes reserves from producing properties in the Hazel and Warwink Projects for the first time.

Reserve values as of December 31, 2018 are related to a single producing well in Oklahoma, one in the Hazel Project, and one in the Warwink Project.

BOE equivalents are determined by combining barrels of oil with MCF of gas divided by six.

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Year Ended December 31, 2018

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)	BOE
TOTAL PROVED RESERVES:
Beginning of period	2,300	43,800	9,600
Revisions of previous estimates	21,257	(7,709)	19,972
Extensions, discoveries and other additions	974,110	138,670	997,222
Divestiture of Reserves	-	-	-
Acquisition of Reserves	-	-	-
Production	(22,887)	(17,821)	(25,857)
End of period	974,780	156,940	1,000,937

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Year Ended December 31, 2017

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)	BOE
TOTAL PROVED RESERVES:
Beginning of period	48,200	490,900	130,017
Revisions of previous estimates	(35,509)	(437,841)	(108,483)
Extensions, discoveries and other additions	-	-	-
Divestiture of Reserves	-	-	-
Acquisition of Reserves	-	-	-
Production	(10,391)	(9,259)	(11,934)
End of period	2,300	43,800	9,600

Standardized Measure of Oil & Gas Quantities
Year Ended December 31, 2018 & 2017

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows :

	2018	2017

Future cash inflows	$46,335,070	$240,370
Future production costs	(15,042,900)	(108,000)
Future development costs	(11,740,000)	-
Future income tax expense	-	-
Future net cash flows	19,552,170	132,370
10% annual discount for estimated timing of cash flows	(14,210,840)	(9,102)
Standardized measure of discounted future net cash flows related to proved reserves	$5,341,330	$123,268

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows :

	2018	2017
Balance, beginning of period	$123,268	$340,916
Net change in sales and transfer prices and in production (lifting) costs related to future production	40,762	207,241
Changes in estimated future development costs	(8,718,999)	116,934
Net change due to revisions in quantity estimates	289,740	(129,565)
Accretion of discount	1,036	28,604
Other	(385,278)	(43,372)

Net change due to extensions and discoveries	14,467,005	-
Net change due to sales of minerals in place	-	-
Sales and transfers of oil and gas produced during the period	(476,204)	(397,490)
Previously estimated development costs incurred during the period	-	-
Net change in income taxes	-	-
Balance, end of period	$5,341,330	$123,268

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

Results of Operations for Oil and Gas Producing Activities
For the Year Ended December 31, 2018	Total	Texas	Oklahoma

Oil and Gas revenue	$1,282,362	$1,248,004	$34,358

Production costs	$806,158	$787,681	$18,477
Depreciation, depletion, and amortization	$1,173,752	$464,318	$709,434
Exploration expenses	$-	$-	$-
	1,979,910	$1,251,999	$727,911

Income tax expense	$-	$-	$-

Results of Operations (excluding corporate overhead and interest costs)	$(697,548)	$(3,995)	$(693,553)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has also evaluated the effectiveness of its internal control over financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework (2013). Based on the results of this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2018. The independent registered public accounting firm of Briggs & Veselka Co, the auditors of the Company’s financial statements included in the Annual Report, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

 PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position(s) and Office(s)
John A. Brda	54	Chief Executive Officer, Secretary and Director
Roger N. Wurtele	72	Chief Financial Officer
Greg McCabe, Sr.	58	Director (Chairman)
Robert Lance Cook	62	Director
Michael Graves	51	Director
Alexandre Zyngier	49	Director

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

Robert Lance Cook – Mr. Cook has been a member of our Board of Directors since February 2019. He is currently the Vice President of Production Operations of WellsX Corp., a position he has held since July 2018. WellsX provides hydraulic fracturing and related oilfield services. Additionally, he has been the Managing Partner of Metis Energy LLC since January 2017, which owns and operates oil and gas wells in Texas as well as holds proprietary intellectual properties. Prior to that, Mr. Cook worked for Shell Oil Company and its subsidiaries for over 36 years, retiring from the company in September 2016. He held numerous management and engineering positions for Shell, including most recently Chief Scientist for Wells and Production Technology and Chief Operations Officer for SWMS JV with Great Wall Drilling Company from January 2012 until his retirement. He holds a Bachelor of Science in Petroleum Engineering from the University of Texas.

We believe Mr. Cook’s wide-ranging experience in operating exploration and production companies makes him an excellent fit to the Board of Directors.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2018, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2018.

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

Audit Committee

We maintain a separately-designated standing audit committee. The Audit Committee currently consists of our three independent directors, Alexandre Zyngier, Michael Graves, and Robert Lance Cook. Mr. Zyngier is the Chairman of the Audit Committee, and the Board of Directors has determined that he is an audit committee financial expert as defined in Item 5(d)(5) of Regulation S-K. The primary purpose of the Audit Committee is to oversee our accounting and financial reporting processes and audits of our financial statements on behalf of the Board of Directors. The Audit Committee meets privately with our management and with our independent registered public accounting firm and evaluates the responses by our management both to the facts presented and to the judgments made by our outside independent registered public accounting firm.

 ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years of 2018 and 2017 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers.

Summary Executive Compensation Table

	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in	All Other	Total
		($)	($)	Awards	Awards	Incentive	Pension	Compensation	($)
				($)	($)	Plan	Value	($)
					(A)	Compensation	and
Name and					(1)	($)	Nonqualified
Principal							Deferred
Position							Compensation
							($)
John A. Brda	2018	$375,000	-	-	$-	-	-	-	$375,000
CEO/Secretary/Director	2017	$375,000	-	-	$-	-	-	-	$375,000

Roger Wurtele	2018	$225,000	-	-	$-	-	-	-	$225,000
CFO	2017	$225,000	-	-	$-	-	-	-	$225,000

(A)	Stock/Option Value as applicable is determined using the Black Scholes Method.

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

Employment Agreements

On June 16, 2015, we entered into new five-year employment agreements with each of John Brda, our President and Chief Executive Officer, and Roger Wurtele, our Chief Financial Officer. Under the new agreements, which replace and supersede their prior employment agreements, each individual’s salary was increased by 25%, so that the salaries of Messrs. Brda and Wurtele were $375,000, and $225,000, respectively, provided these salary increases will accrue unpaid until such time as management believes there is adequate cash for such increases. Also under the new agreements, each individual was eligible for a bonus, at the Compensation Committee’s discretion, of up to two times his salary and was eligible for any additional stock options, as deemed appropriate by the Compensation Committee. Each agreement also provided that if we (or our successor) terminate the employee upon the occurrence of a change in control, the employee will be paid in one lump sum his salary and any bonus or other amounts due through the end of the term of the agreement. Each employment agreement also has a covenant not to compete.

ITEM 11. EXECUTIVE COMPENSATION - continued

Outstanding Equity Awards at Fiscal Year End

The following table details all outstanding equity awards held by our named executive officers at December 31, 2018:

Option Awards
	Number of		Number of	Equity Incentive
	Securities		Securities	Plan Awards: Number of
	Underlying		Underlying	Securities
	Unexercised		Unexercised	Underlying	Option
	Options		Options	Unexercised	Exercise	Option
	(#)		(#)	Unearned Options	Price	Expiration
Name	Exercisable		Unexercisable	(#)	($)	Date

John A. Brda	3,000,000	(1)	-	-	$1.57	6/11/2020

Roger Wurtele	1,500,000	(1)	-	-	$1.57	6/11/2020

(1)
The options were awarded on June 11, 2015. The options were granted under our 2015 Stock Option Plan which plan was approved by stockholders on September 9, 2015. Presently, the options are all fully vested.

Compensation of Directors

We have no standard arrangement pursuant to which directors are compensated for any services they provide or for committee participation or special assignments. We anticipate, however, implementing more standardized director compensation arrangements in the near future.

Summary Director Compensation Table

Compensation to directors during the year ended December 31, 2018 was as follows:

	Fees Earned		Option Awards			Nonqualified
	Paid				Non-Equity	Deferred	All
	in	Stock	Option		Incentive Plan	Compensation	Other
	Cash	Awards	Awards		Compensation	Earnings	Compensation	Total
Name	($)	($)	($)(A)		($)	($)	($)	($)

Alexandre Zyngier	-	-	$100,000	(1)	-	-	-	$100,000
R. David Newton (2)	-	-	$100,000	(1)	-	-	-	$100,000
Michael Graves	-	-	$100,000	(1)	-	-	-	$100,000

(A)	Stock Value as applicable is determined using the Black Scholes Method.

ITEM 11. EXECUTIVE COMPENSATION - continued

(1)
On August 16, 2018, this director was granted 200,000 stock options under the 2015 Stock Option Plan as director compensation. 100,000 of the stock options vested immediately, and the remaining 100,000 stock options vest on August 16, 2019.

(2)	Mr. Newton resigned from the Board of Directors on February 4, 2019.

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

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 18, 2019, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. The table includes these persons’ beneficial ownership of common stock. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Torchlight Energy Resources, Inc., 5700 W. Plano Parkway, Suite 3600, Plano, Texas 75093. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 71,433,864 shares of common stock outstanding at March 18, 2019 (which amount excludes the 262,001 restricted shares of common stock held by our director Alexandre Zyngier). In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days after March 18, 2019 and shares of common stock issuable upon conversion of other securities held by that person that are currently convertible or convertible within 60 days after March 18, 2019. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – continued

Shares Beneficially Owned

	Common Stock
Name of beneficial owner	Shares		% of Class

John A. Brda	5,318,322	(1)	7.15
President, CEO, Secretary and Director

Gregory McCabe	13,648,390	(2)	19.08
Director (Chairman of the Board)

Roger N. Wurtele	1,510,000	(3)	2.07
Chief Financial Officer

Robert Lance Cook	100,000	(4)	*
Director

Michael J. Graves	445,000	(5)	*
Director

Alexandre Zyngier	300,000	(6)	*
Director

All directors and executive officers as a group (6 persons)	21,321,712		27.79

Robert Kenneth Dulin (7)	4,351,381	(7)	5.94

David Moradi (8)	4,176,891	(8)	5.85

(1)
Includes 2,318,322 shares of common stock held by the John A. Brda Trust (the “Trust”). Mr. Brda is the settlor of the Trust and reserves the right to revoke the Trust without the consent of another person. Further, he is the trustee of the Trust and exercises investment control over the securities held by the Trust. Also includes stock options that are exercisable into 3,000,000 shares of common stock, held individually by Mr. Brda.

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

(3)	Includes 10,000 shares of common stock and stock options that are exercisable into 1,500,000 shares of common stock held by Mr. Wurtele.

(4)	Includes stock options that are exercisable into 100,000 shares of common stock held by Mr. Cook.

(5)
Includes 145,000 shares of common stock and stock options that are exercisable into 300,000 shares of common stock held by Mr. Graves. Excludes stock options that are exercisable into 100,000 shares of common stock held by Mr. Graves that are not scheduled to vest within 60 days after March 18, 2019.

(6)
Includes stock options that are exercisable into 300,000 shares of common stock held by Mr. Zyngier. Excludes stock options that are exercisable into 100,000 shares of common stock held by Mr. Zyngier that are not scheduled to vest within 60 days after March 18, 2019.

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

(8)
Based on a Schedule 13G/A filed on February 5, 2019, by Anthion Management, LLC, a Delaware limited liability company (“Anthion Management”), which reports beneficial ownership of our common stock held by Anthion Management, Anthion Partners II LLC, a Delaware limited liability company (“Anthion Partners”), and David Moradi, an individual. The filing lists the address of all three reporting persons as 119 Washington Avenue, Suite 406, Miami Beach, Florida 33139, and indicates that Anthion Management and Antion Partners each has sole voting power and sole dispositive power with respect to 2,034,513 shares of common stock and David Moradi has sole voting power and sole dispositive power with respect to 4,176,891 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS- continued

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

On July 25, 2018, Torchlight Energy Resources, Inc. and our wholly-owned subsidiary, Hudspeth Oil Corporation, entered into a Settlement & Purchase Agreement (the “Settlement Agreement”) with Founders Oil & Gas, LLC, Founders Oil & Gas Operating, LLC, Wolfbone Investments, LLC (a wholly-owned company of Gregory McCabe, our Chairman) and McCabe Petroleum Corporation (also a wholly-owned company of Mr. McCabe), which agreement provides for Hudspeth Oil and Wolfbone Investments to each immediately pay $625,000 and for Hudspeth Oil or the Company and Wolfbone Investments or McCabe Petroleum to each pay another $625,000 on July 20, 2019, as consideration for Founders Oil & Gas assigning all of its working interest in the oil and gas leases of the Orogrande Project to Hudspeth Oil and Wolfbone Investments equally. The assignments to Hudspeth Oil and Wolfbone Investments will be made when the first payments are made, and the payments to Founders Oil & Gas due in 2019 are not securitized. After this assignment (for which Hudspeth Oil’s total consideration is $1,250,000), Hudspeth Oil’s working interest will increase to 72.5%. Additionally, the Settlement Agreement provides that the Founders parties will assign to the Company, Hudspeth Oil, Wolfbone Investments and McCabe Petroleum their claims against certain vendors for damages, if any, against such vendors for negligent services or defective equipment. Further, the Settlement Agreement has a mutual release and waivers among the parties.

On October 17, 2018, we sold to certain investors in a private transaction 16% Series C Unsecured Convertible Promissory Notes with a total principal amount of $6,000,000. Interest and principal are due and payable on the notes in one balloon payment at maturity on April 17, 2020. The notes are convertible, at the election of the holders, into an aggregate 6% working interest in certain oil and gas leases in Hudspeth County, Texas, known as our “Orogrande Project.” The notes allow us to redeem them early only upon the event of a fundamental transaction, such as a merger or sale of substantially all our assets. The notes provide that the noteholders may accelerate and declare any and all of the obligations under the notes to be immediately due and payable in the event of default, such as nonpayment, failure to perform required conversions, failure to perform any covenant or agreement under the notes, an insolvency event, or certain defaults or judgments. As part of the sale of the of the notes, the noteholders required that McCabe Petroleum Corporation, a Texas corporation owned by our Chairman Gregory McCabe (“MPC”), provide them a put option whereby they have the right to have MPC purchase from them any unpaid principal amount due on the notes. Additionally, if there is a fundamental transaction, Mr. McCabe will be required to pay a fee to each noteholder that elects not to convert or require MPC to purchase the principal amount under the note, which fee will be equal to such noteholder’s pro-rata share of a total fee amount of $1,500,000. We received total proceeds of $6,000,000 from the sale of the notes, of which $3,000,000 was used to pay back the promissory note issued to MPC on December 1, 2017, which note was due on December 31, 2020. We intend to use the remaining proceeds for working capital and general corporate purposes, which includes, without limitation, drilling and lease acquisition capital. Prior to entering into the above transactions, our Board of Directors formed a special committee composed of independent directors to analyze and authorize the transactions on behalf of Torchlight Energy Resources, Inc. and determine whether the transactions are fair to the company. In this role, the special committee engaged an independent financial consulting firm which rendered a fairness opinion deeming that the transactions were fair to the company, from a financial point of view, and contained terms no less favorable to the company than those that could be obtained in arm’s length transactions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS- continued

In December 2018, we paid WellsX Corp. a total of $173,000 for performing hydraulic fracturing services on a well at our Orogrande Project in Hudspeth County, Texas. Robert Lance Cook, a member of our Board of Directors, holds a 19% beneficial ownership in WellsX Corp. and is its Vice President of Production Operations.

Director Independence

We currently have three independent directors on our Board, Alexandre Zyngier, Michael Graves, and Robert Lance Cook. The definition of “independent” used herein is based on the independence standards of The NASDAQ Stock Market LLC. The Board performed a review to determine the independence of these Directors and made a subjective determination as to each of these directors that no transactions, relationships, or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of Torchlight Energy Resources, Inc. In making these determinations, the Board reviewed information provided by these directors with regard to each Director’s business and personal activities as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided by our auditor, Briggs & Veselka Co. and our independent consultant during the years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees(1)	$159,253	$196,666
Audit Related Fees(2)	107,186	-
Tax Fees(3)	20,400	65,888
All Other Fees	41,959	-

Total Fees	$328,798	$262,554

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

(2)
Audit Related Fees: This category consists of the aggregate fees billed for SOX 404 Internal Control compliance services and assurance and related services by our independent consultant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent consultant for tax compliance, tax advice, and tax planning.

PART IV

 ITEM 15. EXHIBITS

Exhibit No.	Description

2.1	Share Exchange Agreement dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010.) *

3.1	Articles of Incorporation

3.2	Certificate of Amendment to Articles of Incorporation dated December 10, 2014. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2015.) *

3.3	Certificate of Amendment to Articles of Incorporation dated September 15, 2015. (Incorporated by reference from Form 10-Q filed with the SEC on November 12, 2015.) *

3.4	Certificate of Amendment to Articles of Incorporation dated August 18, 2017. (Incorporated by reference from Form 10-Q filed with the SEC on November 9, 2018.) *

3.5	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on October 26, 2016.) *

10.1	Employment Agreement (with John A. Brda) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.2	Employment Agreement (with Roger Wurtele) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.3	Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and certain other parties (Incorporated by reference from Form 8-K filed with the SEC on September 29, 2015) *

10.4	Purchase and Sale Agreement with Husky Ventures, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 12, 2015) *

10.5	Purchase Agreement with McCabe Petroleum Corporation for acquisition of “Hazel Project” (Incorporated by reference from Form 10-Q filed with the SEC on August 15, 2016) *

10.6	Agreement and Plan of Reorganization and Plan of Merger with Line Drive Energy, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.7	Purchase and Sale Agreement with Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.8	12% 2020 Senior Unsecured Promissory Note (form of) (Incorporated by reference from Form 10-Q filed with the SEC on May 12, 2017) *

10.9	Agreement and Plan of Reorganization and Plan of Merger with McCabe Petroleum Corporation and Warwink Properties, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

ITEM 15. EXHIBITS - continued

10.10	Purchase Agreement with Torchlight Energy, Inc. and McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.11	Promissory Note for $3,250,000 by Torchlight Energy, Inc. to McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.12
Assignment of Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.13	12% 2020 Senior Unsecured Promissory Note for $4,500,000 with David A. Straz, Jr Revocable Trust of 1986 (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.14	Underwriting Agreement, dated April 19, 2018, between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC (Incorporated by reference from Form 8-K filed with the SEC on April 19, 2018) *

10.15
Purchase & Settlement Agreement, dated July 24, 2018, between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation, Founders Oil & Gas, LLC, Founders Oil & Gas Operating, LLC, Wolfbone Investments, LLC and McCabe Petroleum. Corporation (Incorporated by reference from Form 10-Q filed with the SEC on August 9, 2018) *

10.16	16% Series C Unsecured Convertible Promissory Note (form of) dated October 17, 2018 (Incorporated by reference from Form 8-K filed with the SEC on October 18, 2018)*

14.1	Code of Ethics (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

16.01	Letter from Calvetti Ferguson to the Securities and Exchange Commission (Incorporated by reference from Form 8-K filed with the SEC on December 19, 2016) *

21.1	Subsidiaries

23.1	Consent of Briggs & Veselka Co.

23.2	Consent of PeTech Enterprises, Inc.

31.1	Certification of principal executive officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

99.1	Report of PeTech Enterprises, Inc.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definitions Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference from our previous filings with the SEC

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torchlight Energy Resources, Inc.

/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: March 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Brda
John A. Brda	Director, Chief Executive Officer, President and Secretary	March 18, 2019

/s/ Gregory McCabe
Gregory McCabe	Director (Chairman of the Board)	March 18, 2019

/s/ Roger N. Wurtele
Roger N. Wurtele	Chief Financial Officer and Principal Accounting Officer	March 18, 2019

/s/ Robert Lance Cook	Director	March 18, 2019
Robert Lance Cook

/s/ Alexandre Zyngier
Alexandre Zyngier	Director	March 18, 2019

/s/ Michael J. Graves
Michael J. Graves	Director	March 18, 2019