Form 10-Q
period 2019-03-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2019-05-10
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2019

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

As of May 10, 2019, there were 72,003,607 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018 and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with our future operating or financial results, our financial condition and liquidity, including our ability to pay amounts that we owe, obtain additional financing in the future to fund capital expenditures, acquisitions and other general corporate activities, our ability to continue as a going concern, our development of successful operations, the speculative nature of oil and gas exploration, the volatile price of oil and natural gas, the risk of incurring liability or damages as we conduct business operations due to the inherent dangers involved in oil and gas operations, our ability to rely on strategic relationships which are subject to change, the competitive nature of the oil and gas market, changes in governmental rules and regulations, and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “Torchlight,” “we,” “our,” and similar terms include Torchlight Energy Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$1,595,507	$840,163
Accounts receivable	234,402	179,702
Production revenue receivable	157,734	294,715
Prepayments - development costs	2,360	146,422
Prepaid expenses	29,375	60,980
Total current assets	2,019,378	1,521,982

Oil and gas properties, net	39,028,782	36,565,461
Office equipment, net	1,228	4,076
Other assets	6,362	6,362

TOTAL ASSETS	$41,055,750	$38,097,881

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,093,847	$729,806
Accrued payroll	861,176	816,176
Related party payables	45,000	45,000
Due to working interest owners	54,320	54,320
Accrued interest payable	881,709	553,370
Total current liabilities	2,936,052	2,198,672

Unsecured promissory notes, net of discount and financing costs of $573,279	11,991,018	11,862,080
at March 31, 2019 and $702,217 at December 31, 2018
Notes payable	8,000,000	6,000,000
Asset retirement obligations	20,820	14,353

Total liabilities	22,947,890	20,075,105

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized;
-0- issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, par value $0.001 per share; 150,000,000 shares authorized;	71,914	70,116
71,911,115 issued and outstanding at March 31, 2019
70,112,376 issued and outstanding at December 31, 2018
Additional paid-in capital	109,028,125	107,266,965
Accumulated deficit	(90,992,179)	(89,314,305)
Total stockholders' equity	18,107,860	18,022,776

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,055,750	$38,097,881

The accompanying notes are an integral part of these interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
Revenues
Oil and gas sales	$310,837	$481,164

Cost of revenues	(127,622)	(228,903)

Gross profit	183,215	252,261

Operating expenses:
General and administrative expense	(1,042,758)	(1,675,840)
Depreciation, depletion and amortization	(185,426)	(107,133)
Impairment loss	(474,357)	(139,891)
Total operating expenses	(1,702,540)	(1,922,864)

Other income (expense)
Interest expense and accretion of note discounts	(158,599)	(103,941)
Interest income	50	-
Total income (expense)	(158,549)	(103,941)

Loss before income taxes	(1,677,874)	(1,774,544)

Provision for income taxes	-	-

Net loss	$(1,677,874)	$(1,774,544)

Loss per common share:
Basic and Diluted	$(0.02)	$(0.03)
Weighted average number of common shares outstanding:
Basic and Diluted	70,771,643	62,160,902

The accompanying notes are an integral part of these interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
Cash Flows From Operating Activities
Net loss	$(1,677,874)	$(1,774,544)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	397,250	736,545
Stock issued for interest payments on notes payable	14,628	-
Accrued interest payable in stock	76,284	-
Amortization of debt issuance costs	71,647	-
Accretion of note discounts	57,291	44,858
Depreciation, depletion and amortization	185,426	107,133
Impairment loss	474,357	139,891
Change in:
Accounts receivable	(54,700)	(15,847)
Production revenue receivable	136,981	1,678
Prepayments - development costs	144,062	1,335,652
Prepaid expenses	31,605	21,628
Accounts payable and accrued expenses	(299,965)	(137,025)
Accrued interest payable	252,055	152,224
Net cash from operating activities	(190,953)	612,193

Cash Flows From Investing Activities
Investment in oil and gas properties	(2,404,783)	(4,663,018)

Net cash from investing activities	(2,404,783)	(4,663,018)

Cash Flows From Financing Activities
Issuance of common stock	1,274,080	-
Proceeds from promissory notes	-	4,161,129
Proceeds from notes payable	2,000,000	-
Proceeds from warrant exercise	77,000	-
Net cash from financing activities	3,351,080	4,161,129

Net increase in cash	755,344	110,304

Cash - beginning of period	840,163	1,051,720

Cash - end of period	$1,595,507	$1,162,024

Supplemental disclosure of cash flow information: (Non Cash Items)
Increase in accounts payable for property development costs	$709,006	$-

Cash paid for interest	$371,765	$285,353
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total
Balance, December 31, 2018	70,112,376	$70,116	$107,266,965	$(89,314,305)	$18,022,776

Issuance of common stock for services	92,593	92	99,908		100,000
Issuance of common stock for cash	1,592,600	1,593	1,272,487		1,274,080
Issuance of common stock for interest	13,546	13	14,615		14,628
Issuance of common stock for warrant exercise	100,000	100	76,900		77,000
Warrants issued for services			186,000		186,000
Stock options issued for services			111,250		111,250
Net loss				(1,677,874)	(1,677,874)

Balance, March 31, 2019	71,911,115	$71,914	$109,028,125	$(90,992,179)	$18,107,860

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

On November 23, 2010, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) between the major shareholders of PPS and the shareholders of Torchlight Energy, Inc. (“TEI”). As a result of the transactions effected by the Exchange Agreement, at closing TEI became our wholly-owned subsidiary, and the business of TEI became our sole business. TEI was incorporated under the laws of the State of Nevada in June 2010. We are engaged in the acquisition, exploitation and/or development of oil and natural gas properties in the United States. We operate our business through our subsidiaries Torchlight Energy Inc., Torchlight Energy Operating, LLC, Hudspeth Oil Corporation, Torchlight Hazel LLC, and Winkler Properties LLC.

2. GOING CONCERN

At March 31, 2019, the Company had not yet achieved profitable operations. We had a net loss of $1,677,874 for the three months ended March 31, 2019 and had accumulated losses of $90,992,179 since our inception. We expect to incur further losses in the development of our business. The Company had a working capital deficit as of March 31, 2019 of $916,674. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

3. SIGNIFICANT ACCOUNTING POLICIES- continued

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of March 31, 2019 and December 31, 2018, no valuation allowance was considered necessary.

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

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES- continued

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the three months ended March 31, 2019 and 2018, the Company capitalized $670,963 and $418,130, respectively, of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related realizable tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The Company recorded an impairment expense of $474,357 and $139,891 at March 31, 2019 and 2018, respectively, to recognize the adjustment required by the Ceiling Test.

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

3. SIGNIFICANT ACCOUNTING POLICIES- continued

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, the guidance on such payments to nonemployees is aligned with the requirements for share-based payments granted to employees. ASU 2018-07 was effective for fiscal years beginning after December 15, 2018, however the Company opted for early adoption effective July 1, 2018. In evaluating early adoption the Company determined that the change did not have a material impact on its consolidated financial statements.

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

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES- continued

Producer Gas Imbalances. The Company applies the sales method of accounting for natural gas revenue. Under this method, revenues are recognized based on the actual volume of natural gas sold to purchasers.

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The calculation of diluted earnings per share excludes 13,259,360 shares issuable upon the exercise of outstanding warrants and options because their effect would be anti-dilutive.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of March 31, 2019 and December 31, 2018.

Recent accounting pronouncements – In February 2016 the FASB, issued ASU, 2016-02, Leases. The ASU requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 was effective for the Company in the first quarter of 2019. The Company evaluated adoption and determined that the change does not have a material impact on its consolidated financial statements.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on the Company’s financial position or results from operations.

Subsequent events – The Company evaluated subsequent events through May 10, 2019, the date of issuance of these financial statements. Subsequent events, if any, are disclosed in Note 11.

4. OIL & GAS PROPERTIES

The following table presents the capitalized costs for oil & gas properties of the Company as of March 31, 2019 and December 31, 2018:

Evaluated costs subject to amortization	$12,447,207	$11,664,586
Unevaluated costs	34,084,110	31,746,477
Total capitalized costs	46,531,317	43,411,063
Less accumulated depreciation, depletion and amortization	(7,502,535)	(6,845,602)
Total oil and gas properties	$39,028,782	$36,565,461

Unevaluated costs as of March 31, 2019 include cumulative costs on developing projects including the Orogrande, Hazel, and Winkler projects in West Texas.

The Company identified impairment of $2,300,626 in 2017 related to its unevaluated properties. The Company adjusted the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of unevaluated leases in 2017 in the amount of $2,300,626. The impact of this change was to increase the basis for calculation of future period’s depletion, depreciation and amortization to include $2,300,626 of cost which will effectively recognize the impairment on the Consolidated Statement of Operations over future periods. The $2,300,626 has also become an evaluated cost for purposes of Ceiling Tests and which may further recognize the impairment expense recognized in future periods. The impact of this cost reclassification at March 31, 2018 was a recognized impairment expense of $139,891. Impairment expense was recognized at March 31, 2019 of $474,357 as required by the Ceiling Test calculation.

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

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. OIL & GAS PROPERTIES- continued

Current Projects

As of March 31, 2019, we had interests in four oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, the Winkler Project in Winkler County, Texas and the Hunton wells in partnership with Husky Ventures in central Oklahoma.

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Gregory McCabe, our Chairman. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which holds certain oil and gas assets, including a 100% working interest in approximately 172,000 mostly contiguous acres in the Orogrande Basin in West Texas. As of December 31, 2017, leases covering approximately 133,000 acres remain in effect. This acreage is in the primary term under five-year leases that carry additional five-year extension provisions. As consideration, at closing we issued 868,750 restricted shares of our common stock to Mr. McCabe and paid a total of $100,000 in geologic origination fees to third parties. Additionally, Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. Mr. McCabe also holds a 4.5% overriding royalty interest in the Orogrande acreage, which he obtained prior to, and was not a part of, the August 2014 transaction. We believe all drilling obligations through March 31, 2019 have been met.

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

4. OIL & GAS PROPERTIES- continued

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

On July 25, 2018, we and Hudspeth entered into a Settlement & Purchase Agreement (the “Settlement Agreement”) with Founders (and Founders Oil & Gas Operating, LLC), Wolfbone and MPC, which agreement provides for Hudspeth and Wolfbone to each immediately pay $625,000 and for Hudspeth or the Company and Wolfbone or MPC to each pay another $625,000 on July 20, 2019, as consideration for Founders assigning all of its working interest in the oil and gas leases of the Orogrande Project to Hudspeth and Wolfbone equally. The assignments to Hudspeth and Wolfbone were made in July when the first payments were made. The payments to Founders in 2019 are not securitized. Future well capital spending obligations will require the same 50% contribution from Hudspeth and 50% from Wolfbone until such time as the $40.5 million to be spent on the project (as per our Assignment of Farmout Agreement with Founders) is completed. The Company estimates that there is still approximately $16 million remaining to be spent on the project until such time as the capital expenditures revert back to the percentages of the working interest owners.

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

Rich Masterson, our consulting geologist, is credited with originating the Orogrande Project in Hudspeth County in the Orogrande Basin. With Mr. Masterson’s assistance and based on all the science we have gathered to date, we have identified multiple unconventional and conventional target pay zones with  depths between 3,000’ and 8,000’ with primary pay, described as the Penn formation, located at depths of 5,300 to 5,900’. Based on our geologic analysis to date, this basin has stacked pay with zones including the Wolfcamp, Penn, Barnett, Woodford, Atoka and more.  These potential zones are prospective for oil and gas with a GOR of 1100 expected based on our gathered scientific information and analysis from independent third parties.

During the fourth quarter, 2018, the Company drilled three additional test wells in the Orogrande in order to stay in compliance with University Lands D&D Unit Agreement, as well as, to test for potential shallow pay zones and deeper pay zones that may be present on structural plays.  In addition, the Company is currently marketing the project for an outright sale or farm in partner.

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

4. OIL & GAS PROPERTIES- continued

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

4. OIL & GAS PROPERTIES- continued

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

5. RELATED PARTY PAYABLES

As of March 31, 2019 and December 31, 2018, related party payables of $45,000 and accrued payroll of $861,176 and $816,176, respectively, consist of accrued and unpaid compensation due to our executive officers.

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company has a noncancelable lease for its office premises that expires on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance.

Approximate future minimum rental commitments under the office premises lease total $64,440 through the expiration date.

Environmental matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of March 31, 2019 and December 31, 2018, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

7. STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2019, the Company issued 1,592,600 shares of common stock for cash of $1,274,080.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY - continued

During the three months ended March 31, 2019, the Company issued 92,593 shares of common stock with a fair value of $100,000 as compensation for services.

During the three months ended March 31, 2019, the Company issued 13,546 shares of common stock valued at $14,628 in payment of interest accrued on notes payable.

During the three months ended March 31, 2019, the Company issued 100,000 shares of common stock resulting from warrant exercise for consideration totaling $77,000.

Warrants and Options

During the three months ended March 31, 2019, the Company issued 200,000 warrants and options with total fair value of $154,000, as compensation for services and recorded expense of $143,250 related to warrants and options issued in prior periods.

In connection with the issuance of common stock for cash during the three months ended March 31, 2019, 1,592,600 warrants were surrendered to the Company for cancellation.

A summary of warrants outstanding as of March 31, 2019 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2019	2020	2021	2023	2024	Total

$0.70	-	420,000	-	-	-	420,000
$1.03	-	-	120,000	-	-	120,000
$1.14	-	-	-	600,000	-	600,000
$1.21	-	-	-	120,000	-	120,000
$1.40	-	321,737	-	-	-	321,737
$1.63	-	-	-	-	100,000	100,000
$1.64	-	-	200,000	-	-	200,000
$1.80	-	1,250,000	-	-	-	1,250,000
$2.00	-	-	200,000	-	-	200,000
$2.23	-	339,901	-	-	-	339,901
$2.50	35,211	-	-	-	-	35,211
$3.50	15,000	-	-	-	-	15,000
$4.50	700,000	-	-	-	-	700,000
$6.00	22,580	-	-	-	-	22,580
$7.00	700,000	-	-	-	-	700,000
	1,472,791	2,331,638	520,000	720,000	100,000	5,144,429

A summary of stock options outstanding as of March 31, 2019 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2019	2020	2021	2022	2023	Total

$0.97	-	-	259,742	-	-	259,742
$1.10	-	-	-	800,000	-	800,000
$1.19	-	-	-	-	700,000	700,000
$1.57	1,497,163	4,500,000	-	-	-	5,997,163
$1.63	-	-	-	58,026	-	58,026
$1.79	-	300,000	-	-	-	300,000
	1,497,163	4,800,000	259,742	858,026	700,000	8,114,931

At March 31, 2019, the Company had reserved 13,259,360 common shares for future exercise of warrants and options.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY - continued

Warrants and options granted were valued using the Black-Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants and options issued were as follows:

2019

Risk-free interest rate	2.40% - 2.46%
Expected volatility of common stock	105% - 107%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	Five Years

2018

Risk-free interest rate	2.15% - 2.30%
Expected volatility of common stock	114% - 119%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	Three Years

8. INCOME TAXES

The Company recorded no income tax provision for 2019 and 2018 because of losses incurred.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the three months ended March 31, 2019 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the three months ended March 31, 2018.

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $57,782,503 and $56,992,857 at March 31, 2019 and December 31, 2018, respectively. The federal net operating loss carryforward will begin to expire in 2033. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

9. PROMISSORY NOTES - continued

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

Unsecured promissory note transactions through March 31, 2019 are summarized as follows:

Unsecured promissory note balance - December 31, 2018	$11,862,080

Accretion of discount and amortization of debt issuance costs	128,938

Unsecured promissory note balance - March 31, 2019	$11,991,018

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

9. PROMISSORY NOTES - continued

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

In February and March, 2019 the Company raised a total of $2,000,000 from investors through the sale of 14% Series D Unsecured Convertible Promissory Notes. Principal is payable in a lump sum at maturity on May 11, 2020 with payments of interest payable monthly at the rate of 14% per annum. Holders of the notes have the right to convert principal and interest at any time into common stock at a conversion price of $1.08 per share. The Company has the right to redeem the notes at any time, provided that the redemption amount must include all interest that would have been earned through maturity. The Company evaluated the notes for beneficial conversion features and derivative accounting criteria and concluded that derivative accounting treatment is not applicable.

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligation liability through March 31, 2019:

Asset retirement obligation – December 31, 2018	$14,353

Accretion expense	142
Estimated liabilities recorded	6,325

Asset retirement obligation – March 31, 2019	$20,820

11. SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the acquisition, exploration, exploitation, and/or development of oil and natural gas properties in the United States.

During the year ended December 31, 2016 the Board of Directors initiated a review of Company operations in view of the divestiture of its Oklahoma properties, which included the previous sale of the Chisholm Trail and Cimarron properties. During 2016 development had continued on the Orogrande Project in West Texas, and in April, 2016 the Company acquired the Hazel Project in the Midland Basin also in West Texas. These West Texas properties demonstrate significant potential and future production capabilities based upon the analysis of scientific data being gathered in the day by day development activity. Therefore, the Board determined to focus its efforts and capital on these projects to maximize shareholder value for the long run. The strategy in divesting of projects was to refocus on the greatest potential future value for the Company while systematically eliminating debt as noncore assets are sold and operations are streamlined.

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

Development continued in our Orogrande and Hazel Projects during the quarter ended March 31, 2019 resulting in additional gathering of scientific data to be available to potential acquirers.

During the quarter ended March 31, 2019, the Company continued its offering of the Hazel and Warwink Projects for sale and to offer its Orogrande Project for sale or farm in.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements included herewith and our audited financial statements for the year ended December 31, 2018. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management.

Historical Results for the three months ended March 31, 2019 and 2018:

Revenues and Cost of Revenues

For the three months ended March 31, 2019, we had production revenue of $310,837 compared to $481,164 for the three months ended March 31, 2018. Refer to the table of production and revenue included below for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $127,622 and $228,903 for the three months ended March 31, 2019 and 2018, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Oklahoma	Q1 - 2019	56	1,072	$2,567	$2,333	$4,900
Hazel (TX)	Q1 - 2019	2,864	0	131,901	-	131,901
MECO (TX)	Q1 - 2019	3,525	2,565	167,677	6,359	174,036
Total Q1-2019		6,445	3,637	$302,145	$8,692	$310,837

Oklahoma	Q1 - 2018	72	2,008	$4,463	$5,203	$9,666
Hazel (TX)	Q1 - 2018	7,786	0	471,498	-	471,498
Total Q1-2018		7,858	2,008	$475,961	$5,203	$481,164

Oklahoma	Q2 - 2018	446	1,857	$10,912	$2,689	$13,601
Hazel (TX)	Q2 - 2018	4,368	0	266,506	-	266,506
Meco (TX)	Q2 - 2018	51	0	3,155	-	3,155
Total Q2-2018		4,865	1,857	$280,573	$2,689	$283,262

Oklahoma	Q3 - 2018	41	2,324	$1,264	$3,845	$5,109
Hazel (TX)	Q3 - 2018	2,283	0	123,566	-	123,566
Meco (TX)	Q3 - 2018	0	0	-	-	-
Total Q3-2018		2,324	2,324	$124,830	$3,845	$128,675

Oklahoma	Q4 - 2018	94	986	$4,878	$1,104	$5,982
Hazel (TX)	Q4 - 2018	3,779	0	178,015	-	178,015
Meco (TX)	Q4 - 2018	3,967	10,646	192,916	12,348	205,264
Total Q4-2018		7,840	11,632	$375,809	$13,452	$389,261

2018 Year To Date		22,887	17,821	$1,257,173	$25,189	$1,282,362

We recorded depreciation, depletion, and amortization expense of $185,426 for the three months ended March 31, 2019 compared to $107,133 for the three months ended March 31, 2018.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2019 and 2018 were $1,042,758 and $1,675,840, respectively, a decrease of $633,082. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the three months ended March 31, 2019 compared to 2018 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$(324,665)
Increase(decrease) in consulting expense	$(48,938)
Increase(decrease) in investor relations	$(1,362)
Increase(decrease) in travel expense	$7,911
Increase(decrease) in salaries and compensation	$(62,322)
Increase(decrease) in legal fees	$(32,298)
Increase(decrease) in filing and compliance fees	$(1,638)
Increase(decrease) in insurance	$10,020
Increase(decrease) in general corporate expenses	$(158,088)
Increase(decrease) in audit fees	$(21,702)

Total Decrease in General and Administrative Expenses	$(633,082)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

At March 31, 2019, we had working capital deficit of $916,678 and total assets of $41,055,750. Stockholders’ equity was $18,107,860.

Cash flows from operating activities for the three months ended March 31, 2019 was $(190,953) compared to $612,193 for the three months ended March 31, 2018, a decrease of $803,146. Cash flows from operating activities for the three months ended March 31, 2019 can be primarily attributed to net loss from operations of $1,677,874, stock based compensation of $397,250, an impairment expense of $474,357, and a $299,965 decrease in accounts payable. Cash flows from operating activities for the three months ended March 31, 2018 can be primarily attributed to net loss from operations of $1,774,544 and $736,545 in stock compensation expense and the increase in prepayment of development costs. Reference the Consolidated Statements of Cash Flows for additional detail of the components that comprise the net use of cash in operations. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flows from investing activities for the three months ended March 31, 2019 was $(2,404,783) compared to $(4,663,018) for the three months ended March 31, 2018. Cash flows from investing activities consists of investment in oil and gas properties in Texas.

Cash flows from financing activities for the three months ended March 31, 2019 was $3,351,080 as compared to $4,161,129 for the three months ended March 31, 2018. Cash flows from financing activities consists of proceeds from issuance of our common stock and additional borrowings under notes payable. We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

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

Commitments and Contingencies

Operating Leases

The Company has a non-cancelable lease for its office premises that expires on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance

Approximate future minimum rental commitments under the office premises lease total $64,440 through the expiration date.

Environmental matters

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time. As of March 31, 2019 and December 31, 2018, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding disclosure.

ITEM 4. CONTROLS AND PROCEDURES - continued

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February and March 2019, the Company sold a total of 1,592,600 of shares of common stock through private placements at the purchase price of $0.80 per share for total consideration of $1,274,080.

In March 2019, the Company issued 92,593 shares of common stock as compensation for consulting services valued at $100,000.

In March 2019, the Company issued 13,546 shares of common stock valued at $14,628 in payment of interest accrued on notes payable.

In March 2019, the Company issued 100,000 shares of common stock for a warrant exercised at the price of $0.77 per share for total consideration of $77,000.

In March 2019, the Company issued 100,000 warrants for consulting services, which warrants have an exercise price of $1.63 per share and expire in March 2024.

In February 2019, the Company granted 100,000 stock options to Robert Lance Cook, a member of the Board of Directors. The stock options were granted under the 2015 Stock Option Plan and have an exercise price of $1.19 per share and an expiration date in August 2023.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Share Exchange Agreement dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010.) *

3.1	Articles of Incorporation. (Incorporated by reference from Form 10-K filed with the SEC on March 18, 2019.)

3.2	Certificate of Amendment to Articles of Incorporation dated December 10, 2014. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2015.) *

3.3	Certificate of Amendment to Articles of Incorporation dated September 15, 2015. (Incorporated by reference from Form 10-Q filed with the SEC on November 12, 2015.) *

3.4	Certificate of Amendment to Articles of Incorporation dated August 18, 2017 (Incorporated by reference from Form 10-Q filed with the SEC on November 9, 2018.) *

3.5	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on October 26, 2016.) *

10.1	Employment Agreement (with John A. Brda) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.2	Employment Agreement (with Roger Wurtele) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

ITEM 6. EXHIBITS - continued

10.3	Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and certain other parties (Incorporated by reference from Form 8-K filed with the SEC on September 29, 2015) *

10.4	Purchase and Sale Agreement with Husky Ventures, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 12, 2015) *

10.5	Purchase Agreement with McCabe Petroleum Corporation for acquisition of “Hazel Project” (Incorporated by reference from Form 10-Q filed with the SEC on August 15, 2016) *

10.6	Agreement and Plan of Reorganization and Plan of Merger with Line Drive Energy, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.7	Purchase and Sale Agreement with Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.8	12% 2020 Senior Unsecured Promissory Note (form of) (Incorporated by reference from Form 10-Q filed with the SEC on May 12, 2017) *

10.9	Agreement and Plan of Reorganization and Plan of Merger with McCabe Petroleum Corporation and Warwink Properties, LLC(Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.10	Purchase Agreement with Torchlight Energy, Inc. and McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.11	Promissory Note for $3,250,000 by Torchlight Energy, Inc. to McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

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

Torchlight Energy Resources, Inc.

Date: May 10, 2019	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: May 10, 2019	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer