Form 10-Q
period 2019-06-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2019-08-09
CIK 1431959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2019

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

As of August 9, 2019, there were 73,677,793 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$415,985	$840,163
Accounts receivable	193,944	179,702
Production revenue receivable	106,237	294,715
Subscriptions receivable	156,000	-
Prepayments - development costs	1,781	146,422
Prepaid expenses	137,138	60,980
Total current assets	1,011,085	1,521,982

Oil and gas properties, net	40,401,982	36,565,461
Office equipment, net	7,309	4,076
Other assets	-	6,362

TOTAL ASSETS	$41,420,376	$38,097,881

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$741,853	$729,806
Unsecured promissory notes, net of discount and financing costs of $444,342	12,119,955	-
at June 30, 2019
Notes payable	8,000,000	-
Accrued payroll	906,176	816,176
Related party payables	45,000	45,000
Due to working interest owners	54,320	54,320
Accrued interest payable	900,393	553,370
Total current liabilities	22,767,697	2,198,672

Unsecured promissory notes, net of discount and financing costs of
$702,217 at December 31, 2018	-	11,862,080
Notes payable	-	6,000,000
Asset retirement obligations	20,962	14,353

Total liabilities	22,788,659	20,075,105

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized;
-0- issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock, par value $0.001 per share; 150,000,000 shares authorized;	73,127	70,116
73,123,917 issued and outstanding at June 30, 2019,
70,112,376 issued and outstanding at December 31, 2018
Additional paid-in capital	110,441,403	107,266,965
Accumulated deficit	(91,882,813)	(89,314,305)
Total stockholders' equity	18,631,717	18,022,776

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,420,376	$38,097,881

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues
Oil and gas sales	$237,075	$283,263	$547,912	$764,426

Cost of revenues	(113,698)	(184,425)	(241,320)	(413,328)

Gross profit	123,377	98,838	306,592	351,098

Operating expenses:
General and administrative expense	(665,160)	(907,595)	(1,707,918)	(2,583,434)
Depreciation, depletion and amortization	(142,269)	(154,805)	(327,695)	(261,938)
Loss on settlement	-	(369,439)	-	(369,439)
Impairment loss	-	-	(474,357)	(139,891)
Total operating expenses	(807,429)	(1,431,839)	(2,509,970)	(3,354,702)

Other income (expense)
Interest expense and accretion of note discounts	(206,583)	(159,260)	(365,182)	(263,201)
Interest income	-	482	52	482
Total (expense)	(206,583)	(158,778)	(365,130)	(262,719)

Loss before income taxes	(890,634)	(1,491,779)	(2,568,508)	(3,266,323)

Provision for income taxes	-	-	-	-

Net loss	$(890,634)	$(1,491,779)	$(2,568,508)	$(3,266,323)

Loss per common share:
Basic and Diluted	$(0.01)	$(0.02)	$(0.04)	$(0.05)
Weighted average number of common shares outstanding:
Basic and Diluted	72,313,297	68,709,910	71,546,728	61,686,718

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2019	June 30, 2018
Cash Flows From Operating Activities
Net loss	$(2,568,508)	$(3,266,323)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	658,250	1,000,146
Stock issued for interest payments on notes payable	379,275	221,025
Accrued interest payable in stock	254,377	135,398
Amortization of debt issuance costs	143,292	-
Accretion of note discounts	114,583	102,149
Depreciation, depletion and amortization	327,695	261,938
Net settlement offset	-	(100,561)
Impairment loss	474,357	139,891
Change in:
Accounts receivable	(14,242)	(256)
Production revenue receivable	188,478	95,198
Prepayments - development costs	144,641	1,155,364
Prepaid expenses	(76,158)	(72,601)
Accounts payable and accrued expenses	157,707	(152,096)
Accrued interest payable	92,646	(130,804)
Net cash from operating activities	276,393	(611,532)

Cash Flows From Investing Activities
Investment in oil and gas properties	(4,552,930)	(7,531,151)
Purchases of property, plant, and equipment	(6,564)	-
Net cash from investing activities	(4,559,494)	(7,531,151)

Cash Flows From Financing Activities
Issuance of common stock	1,674,080	6,049,734
Proceeds from promissory notes	-	4,232,775
Repayment of promissory notes	-	(250,000)
Proceeds from notes payable	2,000,000	-
Proceeds from warrant exercise	184,843	200,000
Net cash from financing activities	3,858,923	10,232,509

Net increase(decrease) in cash	(424,178)	2,089,826

Cash - beginning of period	840,163	1,051,720

Cash - end of period	$415,985	$3,141,546

Supplemental disclosure of cash flow information: (Non Cash Items)

Common stock issued for lease interests	$125,000	$-
Subscription receivable for sale of common stock	$156,000	$-
Decrease in accounts payable for property development costs	$111,798	$-
Cash paid for interest	$751,792	$706,338
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total

Balance, December 31, 2018	70,112,376	$70,116	$107,266,965	$(89,314,305)	$18,022,776

Issuance of common stock for services	192,593	$192	$248,808		$249,000
Issuance of common stock for cash and subscriptions receivable	2,287,600	$2,288	$1,827,792		$1,830,080
Issuance of common stock for oil and gas lease extension	100,000	$100	$124,900		$125,000
Issuance of common stock for interest	60,342	$61	$65,107		$65,168
Issuance of common stock for Note PIK	202,316	$202	$313,906		$314,108
Issuance of common stock for warrant exercise	168,690	$168	$184,675		$184,843
Warrants issued for services			$273,000		$273,000
Stock options issued for services			$136,250		$136,250
Net loss				$(2,568,508)	$(2,568,508)

Balance, June 30, 2019	73,123,917	$73,127	$110,441,403	$(91,882,813)	$18,631,717

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

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

2. GOING CONCERN

At June 30, 2019, the Company had not yet achieved profitable operations. We had a net loss of $2,568,508 for the six months ended June 30, 2019 and had accumulated losses of $91,882,813 since our inception. We expect to incur further losses in the development of our business. The Company had a working capital deficit as of June 30, 2019 of $21,756,612. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of June 30, 2019 and December 31, 2018, no valuation allowance was considered necessary.

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

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES- continued

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the six months ended June 30, 2019 and 2018, the Company capitalized $1,362,244 and $885,006, respectively, of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related realizable tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The Company recorded an impairment expense of $474,357 and $139,891 for the six months ended June 30, 2019 and 2018, respectively, to recognize the adjustment required by the ceiling test.

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

Revenue recognition – On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, and the related guidance in ASC 340-40 (the new revenue standard), and related guidance on gains and losses on derecognition of nonfinancial assets ASC 610-20, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Under the modified retrospective method, the Company recognizes the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings; however, no significant adjustment was required as a result of adopting the new revenue standard. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard. The impact of the adoption of the new revenue standard was immaterial to the Company’s net loss.

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

Revenues from oil and gas sales are detailed as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues

Oil sales	$223,038	$280,573	$525,183	$756,534

Gas sales	14,037	2,690	22,729	7,892

Total	$237,075	$283,263	$547,912	$764,426

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The calculation of diluted earnings per share excludes 11,764,211 shares issuable upon the exercise of outstanding warrants and options because their effect would be anti-dilutive.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of June 30, 2019 and December 31, 2018.

Recent adopted accounting pronouncements – In February 2016 the FASB, issued ASU, 2016-02, Leases. The ASU requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 was effective for the Company in the first quarter of 2019. The Company adopted the change which did not have a material impact on its consolidated financial statements.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on the Company’s financial position or results from operations.

Subsequent events – The Company evaluated subsequent events through August 9, 2019, the date of issuance of these financial statements. Subsequent events, if any, are disclosed in Note 11.

4. OIL & GAS PROPERTIES

The following table presents the capitalized costs for oil & gas properties of the Company as of June 30, 2019 and December 31, 2018:

Evaluated costs subject to amortization	$12,458,270	$11,664,586
Unevaluated costs	35,588,036	31,746,477
Total capitalized costs	48,046,306	43,411,063
Less accumulated depreciation, depletion and amortization	(7,644,324)	(6,845,602)
Total oil and gas properties	$40,401,982	$36,565,461

Unevaluated costs as of June 30, 2019 include cumulative costs on developing projects including the Orogrande, Hazel, and Winkler projects in West Texas.

The Company identified impairment of $2,300,626 in 2017 related to its unevaluated properties. The Company adjusted the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of unevaluated leases in 2017 in the amount of $2,300,626. The impact of this change was to increase the basis for calculation of future period’s depletion, depreciation and amortization to include $2,300,626 of cost which will effectively recognize the impairment on the consolidated statement of operations over future periods. The $2,300,626 has also become an evaluated cost for purposes of ceiling tests and which may further recognize the impairment expense recognized in future periods. The impact of this cost reclassification at March 31, 2018 was a recognized impairment expense of $139,891. Impairment expense was recognized for the six months ended June 30, 2019 of $474,357 as required by the ceiling test calculation.

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

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. OIL & GAS PROPERTIES- continued

Current Projects

As of June 30, 2019, we had interests in four oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, the Winkler Project in Winkler County, Texas and the Hunton wells in partnership with Husky Ventures in central Oklahoma.

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Gregory McCabe, our Chairman. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which holds certain oil and gas assets, including a 100% working interest in approximately 172,000 mostly contiguous acres in the Orogrande Basin in West Texas. As of December 31, 2017, leases covering approximately 134,000 acres remain in effect. As consideration, at closing we issued 868,750 restricted shares of our common stock to Mr. McCabe and paid a total of $100,000 in geologic origination fees to third parties. Additionally, Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. Mr. McCabe also holds a 4.5% overriding royalty interest in the Orogrande acreage, which he obtained prior to, and was not a part of, the August 2014 transaction. We believe all drilling obligations through June 30, 2019 have been met.

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

The DDU Agreement allows for all 192 existing leases covering approximately 134,000 net acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2023, and the time to drill on the drilling and development unit continues through December 2023. The DDU Agreement also grants the right to extend the DDU Agreement through December 2028 if compliance with the DDU Agreement is met and the extension fee associated with the additional time is paid. Our drilling obligations began with one well to be spudded and drilled on or before September 1, 2017, and increased to two wells in year 2018, three wells in year 2019, four wells in year 2020 and five wells per year in years 2021, 2022 and 2023. The drilling obligations are minimum yearly requirements and may be exceeded if acceleration is desired. The DDU Agreement replaces all prior agreements, and will govern future drilling obligations on the drilling and development unit if the DDU Agreement is extended. The Company drilled three wells during fourth quarter, 2018.

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

On July 25, 2018, we and Hudspeth entered into a Settlement & Purchase Agreement (the “Settlement Agreement”) with Founders (and Founders Oil & Gas Operating, LLC), Wolfbone and MPC, which agreement provides for Hudspeth and Wolfbone to each immediately pay $625,000 and for Hudspeth or the Company and Wolfbone or MPC to each pay another $625,000 on July 20, 2019, as consideration for Founders assigning all of its working interest in the oil and gas leases of the Orogrande Project to Hudspeth and Wolfbone equally. The final payments were made on July 18, 2019. The assignments to Hudspeth and Wolfbone were made in July when the first payments were made. Future well capital spending obligations will require the same 50% contribution from Hudspeth and 50% from Wolfbone until such time as the $40.5 million to be spent on the project (as per our Assignment of Farmout Agreement with Founders) is completed. The Company estimates that there is still approximately $16 million remaining to be spent on the project until such time as the capital expenditures revert back to the percentages of the working interest owners.

After the assignment by Founders (for which Hudspeth’s total consideration is $1,250,000), Hudspeth’s working interest increased to 72.5%.

The Orogrande Project ownership as of June 30, 2019 is detailed as follows:

	Revenue	Working
	Interest	Interest

University Lands - Mineral Owner	20.000%	n/a

ORRI - Magdalena Royalties, LLC, an entity	4.500%	n/a
controlled by Gregory McCabe, Chairman

ORRI - Unrelated Party	0.500%	n/a

Hudspeth Oil Corporation, a subsidiary of Torchlight	54.375%	72.500%
Energy Resources Inc.

Wolfbone Investments LLC, an entity	18.750%	25.000%
controlled by Gregory McCabe, Chairman

Unrelated Party	1.875%	2.500%

	100.000%	100.000%

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

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. OIL & GAS PROPERTIES- continued

During the fourth quarter, 2018, the Company drilled three additional test wells in the Orogrande in order to stay in compliance with University Lands D&D Unit Agreement, as well as, to test for potential shallow pay zones and deeper pay zones that may be present on structural plays. Development of these wells continued into the six months ended June 30, 2019 to further capture and document the scientific base in support of demonstrating the production potential of the property. The Company is currently marketing the project for an outright sale or farm in partner. This marketing process has been long and ardous as the overall market is quite soft. In addition, due to the size and scope of the project, we are dealing with very large companies that have multitudes of people reviewing our material, which in itself is extensive. During the marketing process, the Company and Wolfbone will endeavor to complete the University Maverick A24 #1 as a potential producer in the Atoka formation. In addition, should a farm out partner or sale not occur, the Company and Wolfbone will proceed to drill two additional wells in the play prior to year-end, in order to fulfill the obligations under the DDU Agreement.

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

We commenced planning to drill the Flying B Ranch #3 horizontal well in the Hazel Project in June 2017 in compliance with the continuous drilling obligation. The well was spudded on June 10, 2017. The well was completed and began production in late September 2017. As of June 30, 2019 the well is shut in due to high lease operating expenses as a result of lack of three phase electricity to the property which forced the use of diesel generation equipment to power the production facilities.

Acquisition of Additional Interests in Hazel Project

On January 30, 2017, we and our then wholly-owned subsidiary, Torchlight Acquisition Corporation, a Texas corporation (“TAC”), entered into and closed an Agreement and Plan of Reorganization and a Plan of Merger with Line Drive Energy, LLC, a Texas limited liability company (“Line Drive”), and Mr. McCabe, under which agreements TAC merged with and into Line Drive and the separate existence of TAC ceased, with Line Drive being the surviving entity and becoming our wholly-owned subsidiary. Line Drive, which was wholly-owned by Mr. McCabe, owned certain assets and securities, including approximately 40.66% of 12,000 gross acres, 9,600 net acres, in the Hazel Project and 521,739 warrants to purchase shares of our common stock (which warrants had been assigned by Mr. McCabe to Line Drive). Upon the closing of the merger, all of the issued and outstanding shares of common stock of TAC automatically converted into a membership interest in Line Drive, constituting all of the issued and outstanding membership interests in Line Drive immediately following the closing of the merger, the membership interest in Line Drive held by Mr. McCabe and outstanding immediately prior to the closing of the merger ceased to exist, and we issued Mr. McCabe 3,301,739 restricted shares of our common stock as consideration therefor. Immediately after closing, the 521,739 warrants held by Line Drive were cancelled, which warrants had an exercise price of $1.40 per share and an expiration date of June 9, 2020. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on January 31, 2017. Subsequent to the closing the name of Line Drive Energy, LLC was changed to Torchlight Hazel, LLC. We are required to drill one well every six months to hold the entire 12,000 acre block for eighteen months, and thereafter two wells every six months starting June 2018. During the six months ended June 30, 2019 modifications were made to mineral owner leases as described below.

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

Mr. Masterson is credited with originating the Hazel Project in the Midland Basin. With Mr. Masterson’s assistance, we are targeting prospects in the Midland Basin that have 150 to 130 feet of thickness, are likely to require six to eight laterals per bench, have the potential for 12 to 16 horizontal wells per section, and 200 long lateral locations, assuming only two benches.

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

During the six months ended June 30, 2019 the Company deepened the Flying B #4 and took whole cores through all of the Wolfcamp A and the upper portion of the Wolfcamp B. We anticipate having the results of the core work back from Schlumberger before the end of August, 2019. In addition, in May, 2019 we entered into agreements with two of the three mineral owners on the northern section of the leases to keep the entire acreage block as one lease with a one year extension. We issued each of them 50,000 shares of our common stock as consideration for this extension. At June 30, 2019 we were structuring the extension agreement with the third mineral owner for cash consideration. Due to this extension, our obligation in November reduces to one obligation well.

The marketing process is ongoing for the Hazel project. We continue to encounter, as does the entire industry, a soft market for acquisitions and divestitures transactions. We will continue to look to sell the property or joint venture the property via farm in or a drillco transaction.

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

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. OIL & GAS PROPERTIES- continued

Addition to the Winkler Project

As of May 7, 2018 our Winkler project in the Delaware Basin had begun the drilling phase of the first Winkler Project well, the UL 21 War-Wink 47 #2H. Our operating partner, MECO had begun the pilot hole on the project. The plan is to evaluate the various potential zones for a lateral leg to be drilled once logging is completed. We expect the most likely target to be the Wolfcamp A interval. The well is on 320 newly acquired acres offsetting the original leasehold we entered into in December, 2017. The additional acreage was leased by our operating partner under the Area of Mutual Interest Agreement (AMI) and we exercised its right to participate for its 12.5% in the additional 1,080 gross acres at a cash cost of $447,847 in July, 2018. Our carried interest in the first well, as outlined in the agreement, was originally planned to be on the first acreage acquired. That carried interest is being applied to this new well and will allow MECO to drill and produce potential revenues sooner than originally planned. The primary leasehold is a 320-acre block directly west of the current position and will allow for 5,000-foot lateral wells to be drilled. The well was completed and began production in October, 2018 and is producing currently. Recently the operator has informed us that there will be no planned additional wells in the acreage this year. All acreage is presently held by production.

In December 2018, the Company began to take measures on its own to market the Warwink Project in an effort to focus on the Orogrande. This process is ongoing.

Assets Held for Sale

With respect to marketing oil and natural gas properties, the Company has evaluated the properties being marketed to determine whether any should be reclassified as held-for-sale at June 30, 2019. The held-for-sale criteria include: management commits to a plan to sell; the asset is available for immediate sale; an active program to locate a buyer exists; the sale of the asset is probable and expected to be completed within one year; the asset is being actively marketed for sale; and it is unlikely that significant changes to the plan will be made. If each of these criteria is met, the property would be reclassified as held-for-sale on the Company’s consolidated balance sheets and measured at the lower of their carrying amount or estimated fair value less costs to sell. Fair values are estimated using accepted valuation techniques, such as a discounted cash flow model, valuations performed by third parties, earnings multiples, or indicative bids, when available. Management considers historical experience and all available information at the time the estimates are made; however, the fair value that is ultimately realized upon the sale of the assets to be divested may differ from the estimated fair values reflected in the consolidated financial statements. If each of these criteria is met, DD&A expense would not be recorded on assets to be divested once they are classified as held for sale. Based on management’s assessment, these criteria have not been met and no assets are classified as held for sale as of June 30, 2019.

5. RELATED PARTY PAYABLES

As of June 30, 2019 and December 31, 2018, related party payables of $45,000 and accrued payroll of $906,176 and $816,176, respectively, consist of accrued and unpaid compensation due to our executive officers.

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company has a noncancelable lease for its office premises that expires on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Effective June 1, 2019 the Company entered into an agreement with a company that had been subleasing a portion of its office space to become the primary obligor on the lease and to assume full responsibility for lease payments after lease expiration on November 30, 2019. The Company will continue after November 30, 2019 as a subtenant on a month to month basis.

Approximate future minimum rental commitments under the office premises lease total $32,220 through the expiration date of November 30, 2019.

Environmental matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of June 30, 2019 and December 31, 2018, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2019, the Company issued 2,287,600 shares of common stock for cash of $1,674,080 and $156,000 in subscriptions receivable at June 30, 2019.

During the six months ended June 30, 2019, the Company issued 192,593 shares of common stock with a fair value of $249,000 as compensation for services.

During the six months ended June 30, 2019, the Company issued 60,342 shares of common stock valued at $65,168 in payment of interest accrued on notes payable.

During the six months ended June 30, 2019, the Company issued 168,690 shares of common stock resulting from warrant and option exercise for consideration totaling $184,843.

The Company issued 100,000 shares of common stock effective May 1, 2019, as compensation for an extension of oil and gas lease expiration valued at $125,000.

In April 2019, the Company issued 202,316 shares of common stock in satisfaction of the payment in kind valued at $314,108 due on April 10, 2019 to the holders of notes payable by the Company.

Warrants and Options

During the six months ended June 30, 2019, the Company issued 200,000 warrants and options with total fair value of $154,000 as compensation for services and recorded expense of $255,250 related to warrants and options issued in prior periods.

In connection with the issuance of common stock for cash during the six months ended June 30, 2019, 1,592,600 warrants were surrendered to the Company for cancellation.

A summary of warrants outstanding as of June 30, 2019 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2019	2020	2021	2023	2024	Total

$0.70	-	420,000	-	-	-	420,000
$1.03	-	-	120,000	-	-	120,000
$1.14	-	-	-	600,000	-	600,000
$1.21	-	-	-	120,000	-	120,000
$1.40	-	321,737	-	-	-	321,737
$1.63	-	-	-	-	100,000	100,000
$1.64	-	-	200,000	-	-	200,000
$1.80	-	1,250,000	-	-	-	1,250,000
$2.00	-	-	200,000	-	-	200,000
$2.23	-	339,901	-	-	-	339,901
$2.50	35,211	-	-	-	-	35,211
$3.50	15,000	-	-	-	-	15,000
$4.50	700,000	-	-	-	-	700,000
$6.00	24,594	-	-	-	-	24,594
$7.00	700,000	-	-	-	-	700,000
	1,474,805	2,331,638	520,000	720,000	100,000	5,146,443

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY - continued

A summary of stock options outstanding as of June 30, 2019 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2020	2021	2022	2023	Total

$0.97	-	259,742	-	-	259,742
$1.10	-	-	800,000	-	800,000
$1.19	-	-	-	700,000	700,000
$1.57	4,500,000	-	-	-	4,500,000
$1.63	-	-	58,026	-	58,026
$1.79	300,000	-	-	-	300,000
	4,800,000	259,742	858,026	700,000	6,617,768

At June 30, 2019, the Company had reserved 11,764,211common shares for future exercise of warrants and options.

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

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the six months ended June 30, 2019 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the six months ended June 30, 2018.

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $58,308,696 and $56,992,857 at June 30, 2019 and December 31, 2018, respectively. The federal net operating loss carryforward will begin to expire in 2033. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. PROMISSORY NOTES

On April 10, 2017, the Company sold to investors in a private transaction two 12% unsecured promissory notes with a total of $8,000,000 in principal amount. Interest only is due and payable on the notes each month at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity on April 10, 2020. The holders of the notes will also receive annual payments of common stock at the rate of 2.5% of principal amount outstanding, based on a volume-weighted average price. Both notes were sold at an original issue discount of 94.25% and accordingly, we received total proceeds of $7,540,000 from the investors. We used the proceeds for working capital and general corporate purposes, which includes, without limitation, drilling capital, lease acquisition capital and repayment of prior debt.

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

The effective interest rate is 15.88%.

In April 2019 and 2018, respectively, the holders of the notes described above received 202,316 and 172,342 shares of common stock as a payment in kind representing the annual payments of common stock due at the rate of 2.5% of principal amount outstanding as of April 10 based on a volume-weighted average price calculation.

Unsecured promissory note transactions through June 30, 2019 are summarized as follows:

Unsecured promissory note balance - December 31, 2018	$11,862,080

Accretion of discount and amortization of debt issuance costs	257,875

Unsecured promissory note balance - June 30, 2019	$12,119,955

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

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through June 30, 2019:

Asset retirement obligations – December 31, 2018	$14,353

Accretion expense	284
Estimated liabilities recorded	6,325

Asset retirement obligations – June 30, 2019	$20,962

11. SUBSEQUENT EVENTS

Subsequent to June 30, 2019 the Company issued 858,500 shares of its common stock in exchange for $686,800 in cash.

Additionally, the Company issued 8% Unsecured Convertible Promissory notes in the amount of $2,010,000. The principal and accrued interest on the notes are convertible into shares of common stock at $1.10 per common share at any time after the original issue date. Along with the notes, three year warrants equal to 20% of the number of shares of common stock issuable upon the conversion of the notes were issued to note holders. The warrants are exercisable at $1.35 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the acquisition, exploration, exploitation, and/or development of oil and natural gas properties in the United States.

During the year ended December 31, 2016, the Board of Directors initiated a review of Company operations in view of the divestiture of its Oklahoma properties, which included the previous sale of the Chisholm Trail and Cimarron properties. During 2016 development had continued on the Orogrande Project in West Texas, and in April 2016 the Company acquired the Hazel Project in the Midland Basin also in West Texas. These West Texas properties demonstrate significant potential and future production capabilities based upon the analysis of scientific data being gathered in the day by day development activity. Therefore, the Board determined to focus its efforts and capital on these projects to maximize shareholder value for the long run. The strategy in divesting of projects was to refocus on the greatest potential future value for the Company while systematically eliminating debt as noncore assets are sold and operations are streamlined.

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

Development continued in our Orogrande and Hazel Projects during the six months ended June 30, 2019 resulting in additional gathering of scientific data to be available to potential acquirers.

During the quarter ended June 30, 2019, the Company continued its offering of the Hazel and Warwink Projects for sale and to offer its Orogrande Project for sale or farm in.

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

Historical Results for the three months ended June 30, 2019 and 2018:

Revenues and Cost of Revenues

For the three months ended June 30, 2019, we had production revenue of $237,075 compared to $283,263 for the three months ended June 30, 2018. Refer to the table of production and revenue included below for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $113,698 and $184,425 for the three months ended June 30, 2019 and 2018, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Oklahoma	Q1 - 2019	56	1,072	$2,567	$2,333	$4,900
Hazel (TX)	Q1 - 2019	2,864	0	131,901	-	131,901
MECO (TX)	Q1 - 2019	3,525	2,565	167,677	6,359	174,036
Total Q1-2019		6,445	3,637	$302,145	$8,692	$310,837

Oklahoma	Q2 - 2019	43	1,770	$2,477	$2,450	$4,927
Hazel (TX)	Q2 - 2019	1,123	0	64,302	-	64,302
Meco (TX)	Q2 - 2019	2,585	2,623	156,259	11,587	167,846
Total Q2-2018		3,751	4,393	$223,038	$14,037	$237,075

2019 Year To Date		10,196	8,030	$525,183	$22,729	$547,912

Oklahoma	Q1 - 2018	72	2,008	$4,463	$5,202	$9,665
Hazel (TX)	Q1 - 2018	7,786	0	471,498	-	471,498
Total Q1-2018		7,858	2,008	$475,961	$5,202	$481,163

Oklahoma	Q2 - 2018	446	1,857	$10,912	$2,690	$13,602
Hazel (TX)	Q2 - 2018	4,368	0	266,506	-	266,506
Meco (TX)	Q2 - 2018	51	0	3,155	-	3,155
Total Q2-2018		4,865	1,857	$280,573	$2,690	$283,263

Oklahoma	Q3 - 2018	41	2,324	$1,264	$3,845	$5,109
Hazel (TX)	Q3 - 2018	2,283	0	123,566	-	123,566
Meco (TX)	Q3 - 2018	0	0	-	-	-
Total Q3-2018		2,324	2,324	$124,830	$3,845	$128,675

Oklahoma	Q4 - 2018	94	986	$4,878	$1,104	$5,982
Hazel (TX)	Q4 - 2018	3,779	0	178,015	-	178,015
Meco (TX)	Q4 - 2018	3,967	10,646	192,916	12,348	205,264
Total Q4-2018		7,840	11,632	$375,809	$13,452	$389,261

2018 Year To Date		22,887	17,821	$1,257,173	$25,189	$1,282,362

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We recorded depreciation, depletion, and amortization expense of $142,269 for the three months ended June 30, 2019 compared to $154,805 for the three months ended June 30, 2018.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2019 and 2018 were $665,160 and $907,595, respectively, a decrease of $242,435. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the three months ended June 30, 2019 compared to 2018 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$(2,600)
Increase(decrease) in consulting expense	(92,236)
Increase(decrease) in investor relations	(26,801)
Increase(decrease) in travel expense	(407)
Increase(decrease) in salaries and compensation	(28,478)
Increase(decrease) in legal fees	(352)
Increase(decrease) in filing and compliance fees	(19,223)
Increase(decrease) in insurance	(23,119)
Increase(decrease) in audit fees	(36,040)
Increase(decrease) in general corporate expenses	(13,179)

Total Decrease in General and Administrative Expenses	$(242,435)

Historical Results for the six months ended June 30, 2019 and 2018:

Revenues and Cost of Revenues

For the six months ended June 30, 2019, we had production revenue of $547,912 compared to $764,426 for the six months ended June 30, 2018. Refer to the table of production and revenue included above for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $241,320 and $413,328 for the six months ended June 30, 2019 and 2018, respectively.

We recorded depreciation, depletion, and amortization expense of $327,695 for the six months ended June 30, 2019 compared to $261,938 for the six months ended June 30, 2018.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2019 and 2018 were $1,707,918 and $2,583,434, respectively, a decrease of $875,516. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the six months ended June 30, 2019 compared to 2018 is detailed as follows:

Increase(decrease) in audit fees	$(57,741)
Increase(decrease) in consulting expense	(140,175)
Increase(decrease) in filing and compliance fees	(95,861)
Increase(decrease) in insurance	(13,098)
Increase(decrease) in investor relations	(103,163)
Increase(decrease) in legal fees	(32,649)
Increase(decrease) in non cash stock and warrant compensation	(327,265)
Increase(decrease) in salaries and compensation	(91,138)
Increase(decrease) in travel expense	7,504
Increase(decrease) in general corporate expenses	(21,930)

Total (Decrease) in General and Administrative Expenses	$(875,516)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

At June 30, 2019, we had working capital deficit of $21,756,612 and total assets of $41,420,376. Stockholders’ equity was $18,631,717. The negative working capital is principally due to the maturity of the Company’s promissory notes now due within one year (April 2020).The Company has begun efforts to either refinance and/or extend the maturities on the notes.

Cash flows from operating activities for the six months ended June 30, 2019 was $276,393 compared to $(611,532) for the six months ended June 30, 2018, an increase of $887,925. Cash flows from operating activities for the six months ended June 30, 2019 can be primarily attributed to net loss from operations of $2,568,508, stock based compensation of $658,250, an impairment expense of $474,357, and other noncash expense adjustments. Cash flows from operating activities for the six months ended June 30, 2018 can be primarily attributed to net loss from operations of $3,266,323 and $1,000,146 in stock compensation expense and the increase in prepayment of development costs. Reference the Consolidated Statements of Cash Flows for additional detail of the components that comprise the net use of cash in operations. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flows from investing activities for the six months ended June 30, 2019 was $(4,559,494) compared to $(7,531,151) for the six months ended June 30, 2018. Cash flows from investing activities principally consists of investment in oil and gas properties in Texas.

Cash flows from financing activities for the six months ended June 30, 2019 was $3,858,923 as compared to $10,232,509 for the six months ended June 30, 2018. Cash flows from financing activities consists of proceeds from issuance of our common stock and additional borrowings under notes payable. We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

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

Commitments and Contingencies-

Operating Leases

The Company has a noncancelable lease for its office premises that expires on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Effective June 1, 2019 the Company entered into an agreement with a company that had been subleasing a portion of its office space to become the primary obligor on the lease and to assume full responsibility for lease payments after lease expiration on November 30, 2019. The Company will continue after November 30, 2019 as a subtenant on a month-to- month basis.

Approximate future minimum rental commitments under the office premises lease total $32,220 through the expiration date of November 30, 2019.

Environmental matters

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time. As of June 30, 2019 and December 31, 2018, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2019, the Company sold a total of 545,000 of shares of common stock through private placements for total consideration of $436,000.

In April 2019, the Company issued 100,000 shares of common stock as compensation for consulting services valued at $149,000.

The Company issued 100,000 shares of common stock effective May 1, 2019, as compensation for an extension of oil and gas lease expiration valued at $125,000.

In April and May 2019, the Company issued 46,796 shares of common stock valued at $50,540 in payment of interest accrued on notes payable.

In April 2019, the Company issued 202,316 shares of common stock in satisfaction of the payment in kind valued at $314,107 due on April 10, 2019 to the holders of notes payable by the Company.

In April 2019, the Company issued 68,690 shares of common stock for options exercised at the price of $1.57 per share for total consideration of $107,843.

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

ITEM 6. EXHIBITS - continued

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

Torchlight Energy Resources, Inc.

Date: August 9, 2019	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: August 9, 2019	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer