Form 10-Q
period 2019-09-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2019-11-08
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2019

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

(214) 432-8002

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	TRCH	The Nasdaq Stock Market LLC

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

As of November 8, 2019, there were 74,255,375 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$760,455	$840,163
Accounts receivable	236,158	179,702
Production revenue receivable	47,592	294,715
Prepayments - development costs	1,781	146,422
Prepaid expenses	167,245	60,980
Total current assets	1,213,231	1,521,982

Oil and gas properties, net	42,316,936	36,565,461
Office equipment, net	6,829	4,076
Other assets	-	6,362

TOTAL ASSETS	$43,536,996	$38,097,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$514,527	$729,806
12% 2020 Unsecured promissory notes, net of discount and financing costs of $315,404 at September 30, 2019	12,248,893	-
Notes payable	8,000,000	-
Accrued payroll	951,176	816,176
Related party payables	45,000	45,000
Due to working interest owners	54,320	54,320
Accrued interest payable	1,205,665	553,370
Total current liabilities	23,019,581	2,198,672

Unsecured promissory notes, net of discount	-	11,862,080
8% 2021 Convertible promissory notes payable, net of discount of $1,283,658	676,342	-
Notes payable	-	6,000,000
Asset retirement obligations	23,176	14,353

Total liabilities	23,719,099	20,075,105

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized; -0- issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock, par value $0.001 per share; 150,000,000 shares authorized; 74,255,375 issued and outstanding at September 30, 2019, 70,112,376 issued and outstanding at December 31, 2018	74,258	70,116
Additional paid-in capital	112,878,089	107,266,965
Accumulated deficit	(93,134,450)	(89,314,305)
Total stockholders’ equity	19,817,897	18,022,776

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,536,996	$38,097,881

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues
Oil and gas sales	$71,142	$128,675	$619,054	$893,101

Cost of revenues	(117,104)	(182,294)	(358,424)	(595,622)

Gross profit (loss)	(45,962)	(53,619)	260,630	297,479

Operating expenses:
General and administrative expense	(849,425)	(747,357)	(2,552,901)	(3,330,790)
Depreciation, depletion and amortization	(27,355)	(106,136)	(355,050)	(368,074)
Loss on settlement	-	-	-	(369,439)
Impairment loss	-	-	(474,357)	(139,891)
Total operating expenses	(876,780)	(853,493)	(3,382,308)	(4,208,194)

Other income (expense)
Interest expense and accretion of note discounts	(328,895)	(128,226)	(694,077)	(391,428)
Franchise tax	-	-	(4,442)	-
Interest income	-	261	52	745
Total (expense), net	(328,895)	(127,965)	(698,467)	(390,683)

Loss before income taxes	(1,251,637)	(1,035,077)	(3,820,145)	(4,301,398)

Provision for income taxes	-	-	-	-

Net loss	$(1,251,637)	$(1,035,077)	$(3,820,145)	$(4,301,398)

Loss per common share:
Basic and Diluted	$(0.02)	$(0.01)	$(0.05)	$(0.06)
Weighted average number of common shares outstanding:
Basic and Diluted	73,930,596	70,080,854	72,350,083	67,468,291

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2018
Cash Flows From Operating Activities
Net loss	$(3,820,145)	$(4,301,398)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	854,720	1,215,825
Stock issued for interest payments on notes payable	497,817	148,882
Amortization of debt issuance costs	214,939	-
Accretion of debt discounts	274,217	159,441
Accrued interest payable in stock	163,168	-
Depreciation, depletion and amortization	355,050	368,074
Net settlement offset	-	(100,561)
Impairment loss	474,357	139,891
Change in:
Accounts receivable	(56,456)	(53,551)
Production revenue receivable	247,123	138,468
Prepayments - development costs	144,641	1,158,588
Prepaid expenses	(106,265)	(47,482)
Other assets	6,362	-
Accounts payable and accrued expenses	82,757	1,718
Accrued interest payable	489,127	14,434
Net cash from operating activities	(178,588)	(1,157,671)

Cash Flows From Investing Activities
Investment in oil and gas properties	(6,606,279)	(9,319,771)
Purchases of property, plant, and equipment	(6,564)	-
Net cash from investing activities	(6,612,843)	(9,319,771)

Cash Flows From Financing Activities
Issuance of common stock	2,516,880	6,049,734
Proceeds from convertible promissory notes	4,010,000	4,304,421
Repayment of promissory notes	-	(250,000)
Proceeds from warrant exercise	184,843	200,000
Net cash from financing activities	6,711,723	10,304,155

Net (decrease) in cash	(79,708)	(173,287)

Cash - beginning of period	840,163	1,051,720

Cash - end of period	$760,455	$878,433

Supplemental disclosure of cash flow information: (Non Cash Items)

Common stock issued for lease interests	$125,000	$-
Common stock issued for partial payment of unpaid compensation	$-	$59,000
Common stock issued for payment in kind on notes payable	$314,107	$221,024
Common stock issued in conversion of convertible note principal	$50,000	$-
Decrease in accounts payable for property development costs	$225,536	$-
Beneficial conversion feature on convertible notes	$1,145,546	$-
Debt discount from fair value of warrants issued with convertible notes	$240,455	$-
Cash paid for interest	$1,131,819	$1,124,174
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total

Balance, December 31, 2018	70,112,376	$70,116	$107,266,965	$(89,314,305)	$18,022,776

Issuance of common stock for services	92,593	92	99,908		100,000
Issuance of common stock for cash	1,592,600	1,593	1,272,487		1,274,080
Issuance of common stock for interest	13,546	13	14,615		14,628
Issuance of common stock for warrant exercise	100,000	100	76,900		77,000
Warrants issued for services			186,000		186,000
Stock options issued for services			111,250		111,250
Net loss				(1,677,874)	(1,677,874)

Balance, March 31, 2019	71,911,115	$71,914	$109,028,125	$(90,992,179)	$18,107,860

Issuance of common stock for services	100,000	100	148,900		149,000
Issuance of common stock for cash	695,000	695	555,305		556,000
Issuance of common stock for oil and gas lease extension	100,000	100	124,900		125,000
Issuance of common stock for interest	46,796	48	50,492		50,540
Issuance of common stock for note payment in kind	202,316	202	313,906		314,108
Issuance of common stock for option/warrant exercise	68,690	68	107,775		107,843
Warrants issued for services			87,000		87,000
Stock options issued for services			25,000		25,000
Net loss				(890,634)	(890,634)

Balance, June 30, 2019	73,123,917	$73,127	$110,441,403	$(91,882,813)	$18,631,717

Issuance of common stock for services	120,000	120	116,280		116,400
Issuance of common stock for cash	858,500	858	685,942		686,800
Issuance of common stock for interest	107,503	108	118,438		118,546
Warrants issued for services			67,570		67,570
Beneficial conversion feature on convertible notes			1,145,546		1,145,546
Debt discount from fair value of warrants issued with convertible notes			240,455		240,455
Issuance of common stock for convertible note conversion	45,455	45	49,955		50,000
Stock options issued for services			12,500		12,500
Net loss				(1,251,637)	(1,251,637)

Balance, September 30, 2019	74,255,375	$74,258	$112,878,089	$(93,134,450)	$19,817,897

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

2. GOING CONCERN

At September 30, 2019, the Company had not yet achieved profitable operations. We had a net loss of $3,820,145 for the nine months ended September 30, 2019 and had accumulated losses of $93,134,450 since our inception. We expect to incur further losses in the development of our business. The Company had a working capital deficit as of September 30, 2019 of $21,806,350. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of September 30, 2019 and December 31, 2018, no valuation allowance was considered necessary.

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

TORCHLIGHT ENERGY RESOURCES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES- continued

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the nine months ended September 30, 2019 and 2018, the Company capitalized $2,084,026 and $1,382,820, respectively, of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related realizable tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The Company recorded an impairment expense of $474,357 and $139,891 for the nine months ended September 30, 2019 and 2018, respectively, to recognize the adjustment required by the ceiling test.

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

Revenues from oil and gas sales are detailed as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues

Oil sales	$71,064	$124,830	$596,247	$881,364

Gas sales	78	3,845	22,807	11,737

Total	$71,142	$128,675	$619,054	$893,101

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The calculation of diluted earnings per share excludes 10,705,072 shares issuable upon the exercise of outstanding warrants and options because their effect would be anti-dilutive.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of September 30, 2019 and December 31, 2018.

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

Subsequent events – The Company evaluated subsequent events through November 8, 2019, the date of issuance of these financial statements. Subsequent events, if any, are disclosed in Note 11.

4. OIL & GAS PROPERTIES

The following table presents the capitalized costs for oil & gas properties of the Company as of September 30, 2019 and December 31, 2018:

Evaluated costs subject to amortization	$12,458,270	$11,664,586
Unevaluated costs	37,529,864	31,746,477
Total capitalized costs	49,988,134	43,411,063
Less accumulated depreciation, depletion and amortization	(7,671,198)	(6,845,602)
Total oil and gas properties	$42,316,936	$36,565,461

Unevaluated costs as of September 30, 2019 include cumulative costs on developing projects including the Orogrande, Hazel, and Winkler projects in West Texas.

The Company identified impairment of $2,300,626 in 2017 related to its unevaluated properties. The Company adjusted the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of unevaluated leases in 2017 in the amount of $2,300,626. The impact of this change was to increase the basis for calculation of future period’s depletion, depreciation and amortization to include $2,300,626 of cost which will effectively recognize the impairment on the consolidated statement of operations over future periods. The $2,300,626 has also become an evaluated cost for purposes of ceiling tests and which may further recognize the impairment expense recognized in future periods. The impact of this cost reclassification at March 31, 2018 was a recognized impairment expense of $139,891. Impairment expense was recognized for the nine months ended September 30, 2019 of $474,357 as required by the ceiling test calculation.

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

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. OIL & GAS PROPERTIES- continued

Current Projects

As of September 30, 2019, we had interests in four oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, the Winkler Project in Winkler County, Texas and the Hunton wells in partnership with Husky Ventures in central Oklahoma.

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Gregory McCabe, our Chairman. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which holds certain oil and gas assets, including a 100% working interest in approximately 172,000 mostly contiguous acres in the Orogrande Basin in West Texas. As of December 31, 2017, leases covering approximately 134,000 acres remain in effect. As consideration, at closing we issued 868,750 restricted shares of our common stock to Mr. McCabe and paid a total of $100,000 in geologic origination fees to third parties. Additionally, Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. Mr. McCabe also holds a 4.5% overriding royalty interest in the Orogrande acreage, which he obtained prior to, and was not a part of, the August 2014 transaction. We believe all drilling obligations through September 30, 2019 have been met.

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

After the assignment by Founders (for which Hudspeth’s total consideration was $1,250,000), Hudspeth’s working interest increased to 72.5%.

The Orogrande Project ownership as of September 30, 2019 is detailed as follows:

	Revenue	Working
	Interest	Interest

University Lands - Mineral Owner	20.000%	n/a

ORRI - Magdalena Royalties, LLC, an entity controlled by Gregory McCabe, Chairman	4.500%	n/a

ORRI - Unrelated Party	0.500%	n/a

Hudspeth Oil Corporation, a subsidiary of Torchlight Energy Resources Inc.	54.375%	72.500%

Wolfbone Investments LLC, an entity controlled by Gregory McCabe, Chairman	18.750%	25.000%

Unrelated Party	1.875%	2.500%
	100.000%	100.000%

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

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. OIL & GAS PROPERTIES- continued

During the fourth quarter, 2018, the Company drilled three additional test wells in the Orogrande in order to stay in compliance with University Lands D&D Unit Agreement, as well as, to test for potential shallow pay zones and deeper pay zones that may be present on structural plays. Development of these wells continued into the nine months ended September 30, 2019 to further capture and document the scientific base in support of demonstrating the production potential of the property. The Company is currently marketing the project for an outright sale or farm in partner. This marketing process has been long and arduous as the overall market is quite soft. In addition, due to the size and scope of the project, we are dealing with very large companies that have multitudes of people reviewing our material, which in itself is extensive. During the marketing process, the Company and Wolfbone will endeavor to complete the University Maverick A24 #1 as a potential producer in the Atoka formation. In addition, should a farm out partner or sale not occur, the Company and Wolfbone will proceed to drill two additional wells in the play prior to year-end, in order to fulfill the obligations under the DDU Agreement. We are currently drilling and preparing to test the two obligation wells described above. The first well, the A35 1H, has been drilled and cased in the Penn Section. This first well is a short horizontal in the proven Penn Section where we will be looking to break through the dual porosity system in place with a larger frac designed to open up the oil bearing pores. We are also drilling ahead on the A25 #2 which is being drilled on an identified structure. This well is designed to test both conventional zones and potentially the unconventional Barnett and Woodford Zones ultimately drilling down to the cellar around 8000 feet.

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

We commenced planning to drill the Flying B Ranch #3 horizontal well in the Hazel Project in June 2017 in compliance with the continuous drilling obligation. The well was spudded on June 10, 2017. The well was completed and began production in late September 2017. As of September 30, 2019 the well is shut in due to high lease operating expenses as a result of lack of three phase electricity to the property which forced the use of diesel generation equipment to power the production facilities.

Acquisition of Additional Interests in Hazel Project

On January 30, 2017, we and our then wholly-owned subsidiary, Torchlight Acquisition Corporation, a Texas corporation (“TAC”), entered into and closed an Agreement and Plan of Reorganization and a Plan of Merger with Line Drive Energy, LLC, a Texas limited liability company (“Line Drive”), and Mr. McCabe, under which agreements TAC merged with and into Line Drive and the separate existence of TAC ceased, with Line Drive being the surviving entity and becoming our wholly-owned subsidiary. Line Drive, which was wholly-owned by Mr. McCabe, owned certain assets and securities, including approximately 40.66% of 12,000 gross acres, 9,600 net acres, in the Hazel Project and 521,739 warrants to purchase shares of our common stock (which warrants had been assigned by Mr. McCabe to Line Drive). Upon the closing of the merger, all of the issued and outstanding shares of common stock of TAC automatically converted into a membership interest in Line Drive, constituting all of the issued and outstanding membership interests in Line Drive immediately following the closing of the merger, the membership interest in Line Drive held by Mr. McCabe and outstanding immediately prior to the closing of the merger ceased to exist, and we issued Mr. McCabe 3,301,739 restricted shares of our common stock as consideration therefor. Immediately after closing, the 521,739 warrants held by Line Drive were cancelled, which warrants had an exercise price of $1.40 per share and an expiration date of June 9, 2020. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on January 31, 2017. Subsequent to the closing the name of Line Drive Energy, LLC was changed to Torchlight Hazel, LLC. We are required to drill one well every six months to hold the entire 12,000 acre block for eighteen months, and thereafter two wells every six months starting June 2018. During the nine months ended September 30, 2019 modifications were made to mineral owner leases as described below.

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

During the nine months ended September 30, 2019 the Company deepened the Flying B #4 and took whole cores through all of the Wolfcamp A and the upper portion of the Wolfcamp B. In addition, in May, 2019 we entered into agreements with two of the three mineral owners on the northern section of the leases to keep the entire acreage block as one lease with a one year extension. We issued each of them 50,000 shares of our common stock as consideration for this extension. At September 30, 2019 we were structuring the extension agreement with the third mineral owner for cash consideration. Due to this extension, our obligation in November reduces to one obligation well. We have finished that obligation well and are awaiting results. This well is targeting a shallow zone that is showing oil potential.

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

In December 2018, the Company began to take measures on its own to market the Winkler Project in an effort to focus on the Orogrande. This process is ongoing.

Hunton Play, Central Oklahoma

Presently, we are producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

Assets Held for Sale

With respect to marketing oil and natural gas properties, the Company has evaluated the properties being marketed to determine whether any should be reclassified as held-for-sale at September 30, 2019. The held-for-sale criteria include: management commits to a plan to sell; the asset is available for immediate sale; an active program to locate a buyer exists; the sale of the asset is probable and expected to be completed within one year; the asset is being actively marketed for sale; and it is unlikely that significant changes to the plan will be made. If each of these criteria is met, the property would be reclassified as held-for-sale on the Company’s consolidated balance sheets and measured at the lower of their carrying amount or estimated fair value less costs to sell. Fair values are estimated using accepted valuation techniques, such as a discounted cash flow model, valuations performed by third parties, earnings multiples, or indicative bids, when available. Management considers historical experience and all available information at the time the estimates are made; however, the fair value that is ultimately realized upon the sale of the assets to be divested may differ from the estimated fair values reflected in the consolidated financial statements. If each of these criteria is met, DD&A expense would not be recorded on assets to be divested once they are classified as held for sale. Based on management’s assessment, these criteria have not been met and no assets are classified as held for sale as of September 30, 2019.

5. RELATED PARTY PAYABLES

As of September 30, 2019 and December 31, 2018, related party payables of $45,000, and accrued payroll was $951,176 and $816,176, respectively, consisting of accrued and unpaid compensation due to our executive officers.

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

Approximate future minimum rental commitments under the office premises lease total $12,288 through the expiration date of November 30, 2019.

Environmental matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of September 30, 2019 and December 31, 2018, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2019, the Company issued 3,146,100 shares of common stock for cash of $2,516,880.

During the nine months ended September 30, 2019, the Company issued 312,593 shares of common stock with a fair value of $365,400 as compensation for services.

During the nine months ended September 30, 2019, the Company issued 167,845 shares of common stock valued at $183,714 in payment of interest accrued on notes payable.

During the nine months ended September 30, 2019, the Company issued 168,690 shares of common stock resulting from warrant and option exercise for consideration totaling $184,843.

The Company issued 100,000 shares of common stock effective May 1, 2019, as compensation for an extension of oil and gas lease expiration valued at $125,000.

In April 2019, the Company issued 202,316 shares of common stock in satisfaction of the payment in kind valued at $314,108 due on April 10, 2019 to the holders of notes payable by the Company.

Warrants and Options

During the nine months ended September 30, 2019, the Company issued 200,000 warrants and options with total fair value of $154,000 as compensation for services and recorded expense of $335,320 related to warrants and options issued in prior periods.

During the nine months ended September 30, 2019, the Company issued 365,455 warrants valued at $240,455 in connection with the issuance of convertible notes payable.

In connection with the issuance of common stock for cash during the nine months ended September 30, 2019, 1,592,600 warrants were surrendered to the Company for cancellation.

A summary of warrants outstanding as of September 30, 2019 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2019	2020	2021	2022	2023	2024	Total

$0.70	-	420,000	-	-	-	-	420,000
$1.03	-	-	120,000	-	-	-	120,000
$1.14	-	-	-	-	600,000	-	600,000
$1.21	-	-	-	-	120,000	-	120,000
$1.35	-	-	-	365,455			365,455
$1.40	-	321,737	-	-	-	-	321,737
$1.63	-	-	-	-	-	100,000	100,000
$1.64	-	-	200,000	-	-	-	200,000
$1.80	-	1,250,000	-	-	-	-	1,250,000
$2.00	-	-	200,000	-	-	-	200,000
$2.23	-	339,901	-	-	-	-	339,901
$2.50	35,211	-	-	-	-	-	35,211
$3.50	15,000	-	-	-	-	-	15,000
	50,211	2,331,638	520,000	365,455	720,000	100,000	4,087,304

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY - continued

A summary of stock options outstanding as of September 30, 2019 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2020	2021	2022	2023	Total

$0.97	-	259,742	-	-	259,742
$1.10	-	-	800,000	-	800,000
$1.19	-	-	-	700,000	700,000
$1.57	4,500,000	-	-	-	4,500,000
$1.63	-	-	58,026	-	58,026
$1.79	300,000	-	-	-	300,000
	4,800,000	259,742	858,026	700,000	6,617,768

At September 30, 2019, the Company had reserved 10,705,072 common shares for future exercise of warrants and options.

Warrants and options granted were valued using the Black-Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants and options issued were as follows:

2019

Risk-free interest rate	1.77% - 2.46%
Expected volatility of common stock	80% - 107%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	Three to Five Years

2018

Risk-free interest rate	2.15% - 2.83%
Expected volatility of common stock	97% - 119%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	2.75 to Five Years

8. INCOME TAXES

The Company recorded no income tax provision for 2019 and 2018 because of losses incurred.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the nine months ended September 30, 2019 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the nine months ended September 30, 2019.

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $63,070,504 and $56,992,857 at September 30, 2019 and December 31, 2018, respectively. The federal net operating loss carryforward will begin to expire in 2033. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

Unsecured promissory note transactions through September 30, 2019 are summarized as follows:

Unsecured promissory note balance - December 31, 2018	$11,862,080

Accretion of discount and amortization of debt issuance costs	386,813

Unsecured promissory note balance - September 30, 2019	$12,248,893

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. PROMISSORY NOTES- continued

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

In July, 2019, the Company issued 8% Unsecured Convertible Promissory notes in the amount of $2,010,000 together with warrants to purchase our common stock. The principal and accrued interest on the notes are convertible into shares of common stock at $1.10 per common share at any time after the original issue date. Along with the notes, the three year warrants equal to 20% of the number of shares of common stock issuable upon the conversion of the notes were issued to note holders. The warrants are exercisable at $1.35 per share.

Warrants issued along with the notes meet the requirements of the scope exemptions in ASC 815-10-15-74 and are thus classified as equity upon issuance. The Company determined the fair value of the warrants using the Black Scholes pricing formula and is recognized as a discount on the carrying amount of the notes and is credited to additional paid in capital. The fair value of the warrants at the issuance date was determined to be $240,455.

A beneficial conversion feature (“BCF”) of a convertible note is normally characterized as the convertible portion feature that provides a rate of conversion that is below market value or “in the money” when issued. The BCF related to the issuance of the notes was recorded at the issuance date. The BCF was measured using the intrinsic value method and is shown as a discount to the carrying amount of the convertible note and is credited to additional paid in capital. The intrinsic value of the BCF at the issuance date of the notes was determined to be $1,145,546.

The allocated fair values of the BCF and the warrants was recorded as a debt discount from the face amount of the notes and such discount is being accreted over the expected term of the notes and is charged to interest expense. The Company recognized interest expense of $102,343 from the amortization of debt discount from notes as of September 30, 2019.

The Company evaluated the July, 2019 notes for beneficial conversion features and derivative accounting criteria and concluded that derivative accounting treatment was not applicable.

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through September 30, 2019:

Asset retirement obligations – December 31, 2018	$14,353

Accretion expense	426
Estimated liabilities recorded	8,397

Asset retirement obligations – September 30, 2019	$23,176

11. SUBSEQUENT EVENTS

The Company has evaluated the period after the balance sheet date up through the date that the financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During 2017 the Company increased its commitment to the Orogrande and Hazel Projects. Additional working interests were acquired and test wells were drilled on the properties which is detailed in the Properties section of this filing. Near the end of 2017 the Winkler Project, also in West Texas, was acquired.

During 2018 the Company continued development in the Orogrande and Hazel Projects. Additional test wells were drilled to capture additional science data to support lease value. Production from the Hazel Flying B #3 continued through 2018. The carried well provision of the Warwink Properties acquisition in 2017 was fulfilled with the drilling of the Warwink #47-H. That well began production in October, 2018, and is still producing today. All of the acreage is HBP and there are no current plans to develop further from the Operator.

Development continued in our Orogrande and Hazel Projects during the nine months ended September 30, 2019 resulting in additional gathering of scientific data to be available to potential acquirers.

During the quarter ended September 30, 2019, the Company continued its offering of the Hazel and Winkler Projects for sale and to offer its Orogrande Project for sale or farm in.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Historical Results for the three months ended September 30, 2019 and 2018:

Revenues and Cost of Revenues

For the three months ended September 30, 2019, we had production revenue of $71,142 compared to $128,675 for the three months ended September 30, 2018. Refer to the table of production and revenue included below for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $117,104 and $182,294 for the three months ended September 30, 2019 and 2018, respectively.

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Oklahoma	Q1 - 2019	56	1,072	$2,567	$2,333	$4,900
Hazel (TX)	Q1 - 2019	2,864	0	131,901	-	131,901
MECO (TX)	Q1 - 2019	3,525	2,565	167,677	6,359	174,036
Total Q1-2019		6,445	3,637	$302,145	$8,692	$310,837

Oklahoma	Q2 - 2019	43	1,770	$2,477	$2,450	$4,927
Hazel (TX)	Q2 - 2019	1,123	0	64,302	-	64,302
Meco (TX)	Q2 - 2019	2,585	2,623	156,259	11,587	167,846
Total Q2-2019		3,751	4,393	$223,038	$14,037	$237,075

Oklahoma	Q3 - 2019	0	0	$-	$-	$-
Hazel (TX)	Q3 - 2019	0	0	$-	$-	$-
Meco (TX)	Q3 - 2019	1,320	4,522	$71,064	$78	$71,142
Total Q3-2019		1,320	4,522	$71,064	$78	$71,142

2019 Year To Date		11,516	12,552	$596,247	$22,807	$619,054

Oklahoma	Q1 - 2018	72	2,008	$4,463	$5,202	$9,665
Hazel (TX)	Q1 - 2018	7,786	0	471,498	-	471,498
Total Q1-2018		7,858	2,008	$475,961	$5,202	$481,163

Oklahoma	Q2 - 2018	446	1,857	$10,912	$2,690	$13,602
Hazel (TX)	Q2 - 2018	4,368	0	266,506	-	266,506
Meco (TX)	Q2 - 2018	51	0	3,155	-	3,155
Total Q2-2018		4,865	1,857	$280,573	$2,690	$283,263

Oklahoma	Q3 - 2018	41	2,324	$1,264	$3,845	$5,109
Hazel (TX)	Q3 - 2018	2,283	0	123,566	-	123,566
Meco (TX)	Q3 - 2018	0	0	-	-	-
Total Q3-2018		2,324	2,324	$124,830	$3,845	$128,675

Oklahoma	Q4 - 2018	94	986	$4,878	$1,104	$5,982
Hazel (TX)	Q4 - 2018	3,779	0	178,015	-	178,015
Meco (TX)	Q4 - 2018	3,967	10,646	192,916	12,348	205,264
Total Q4-2018		7,840	11,632	$375,809	$13,452	$389,261

2018 Year To Date		22,887	17,821	$1,257,173	$25,189	$1,282,362

During the three months ended September 30, 2019, oil production decreased due to downhole pump replacement on the MECO property and costs associated with delivery of gas to the pipeline exceeded the revenue during the time of low production.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We recorded depreciation, depletion, and amortization expense of $27,355 for the three months ended September 30, 2019 compared to $106,136 for the three months ended September 30, 2018.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2019 and 2018 were $849,425 and $747,357, respectively, an increase of $102,068. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the three months ended September 30, 2019 compared to 2018 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$(19,210)
Increase(decrease) in consulting expense	122,500
Increase(decrease) in investor relations	20,364
Increase(decrease) in travel expense	(316)
Increase(decrease) in salaries and compensation	(46,379)
Increase(decrease) in legal fees	19,258
Increase(decrease) in filing and compliance fees	(866)
Increase(decrease) in insurance	3,818
Increase(decrease) in audit fees	(22,067)
Increase(decrease) in general corporate expenses	24,966

Total Decrease in General and Administrative Expenses	$102,068

Historical Results for the nine months ended September 30, 2019 and 2018:

Revenues and Cost of Revenues

For the nine months ended September 30, 2019, we had production revenue of $619,054 compared to $893,101 for the nine months ended September 30, 2018. Refer to the table of production and revenue included above for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $358,424 and $595,622 for the nine months ended September 30, 2019 and 2018, respectively.

We recorded depreciation, depletion, and amortization expense of $355,050 for the nine months ended September 30, 2019 compared to $368,074 for the nine months ended September 30, 2018.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2019 and 2018 were $2,552,901 and $3,330,790, respectively, a decrease of $777,889. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the nine months ended September 30, 2019 compared to 2018 is detailed as follows:

Increase(decrease) in audit fees	$(79,808)
Increase(decrease) in consulting expense	24,061
Increase(decrease) in filing and compliance fees	(96,727)
Increase(decrease) in insurance	(9,281)
Increase(decrease) in investor relations	(82,799)
Increase(decrease) in legal fees	(13,391)
Increase(decrease) in non cash stock and warrant compensation	(346,475)
Increase(decrease) in salaries and compensation	(137,518)
Increase(decrease) in travel expense	7,188
Increase(decrease) in rent expense	(25,661)
Increase(decrease) in dues and subscriptions	(19,050)
Increase(decrease) in general corporate expenses	1,572

Total (Decrease) in General and Administrative Expenses	$(777,889)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

At September 30, 2019, we had working capital deficit of $21,806,350 and total assets of $43,536,996. Stockholders’ equity was $19,817,897. The negative working capital is principally due to the maturity of the Company’s promissory notes now due within one year (April 2020). The Company has begun efforts to either refinance and/or extend the maturities on the notes.

Cash flows from operating activities for the nine months ended September 30, 2019 was $(178,588) compared to $(1,157,671) for the nine months ended September 30, 2018, an increase of $979,083. Cash flows from operating activities for the nine months ended September 30, 2019 can be primarily attributed to net loss from operations of $3,820,145, stock based compensation of $854,720, an impairment expense of $474,357, and other noncash expense adjustments. Cash flows from operating activities for the nine months ended September 30, 2018 can be primarily attributed to net loss from operations of $4,301,398 and $1,215,825 in stock compensation expense and the increase in prepayment of development costs. Reference the Consolidated Statements of Cash Flows for additional detail of the components that comprise the net use of cash in operations. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flows from investing activities for the nine months ended September 30, 2019 was $(6,612,843) compared to $(9,319,771) for the nine months ended September 30, 2018. Cash flows from investing activities principally consists of investment in oil and gas properties in Texas.

Cash flows from financing activities for the nine months ended September 30, 2019 was $6,711,723 as compared to $10,304,155 for the nine months ended September 30, 2018. Cash flows from financing activities consists of proceeds from issuance of our common stock and additional borrowings under notes payable. We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

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

Approximate future minimum rental commitments under the office premises lease total $12,888 through the expiration date of November 30, 2019.

Environmental matters

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time. As of September 30, 2019 and December 31, 2018, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed in the registration statement on Form S-3 filed on September 6, 2019, in July 2019, the Company sold a total of 858,500 of shares of common stock through private placements for total consideration of $686,800.

As previously disclosed in the registration statement on Form S-3 filed on September 6, 2019, we sold 8% Unsecured Convertible Promissory Notes (the “Notes”) to two investors in July 2019 in a private offering. The Notes have a total principal amount of $2,010,000 and are convertible into shares of our common stock at a conversion price of $1.10 per share. In connection with the sale of the Notes, the investors also received a total of 365,455 warrants to purchase shares of common stock, as part of the same private offering. The warrants have an exercise price of $1.35 per share.

In September 2019, the Company issued 120,000 shares of common stock as compensation for consulting services valued at $116,400.

In August and September 2019, the Company issued 107,503 shares of common stock valued at $118,546 in payment of interest accrued on notes payable.

In September 2019, the Company issued 45,455 shares of common stock in conversion of note principal of $50,000.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Share Exchange Agreement dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010.) *

3.1	Articles of Incorporation. (Incorporated by reference from Form 10-K filed with the SEC on March 18, 2019.) *

3.2	Certificate of Amendment to Articles of Incorporation dated December 10, 2014. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2015.) *

3.3	Certificate of Amendment to Articles of Incorporation dated September 15, 2015. (Incorporated by reference from Form 10-Q filed with the SEC on November 12, 2015.) *

3.4	Certificate of Amendment to Articles of Incorporation dated August 18, 2017 (Incorporated by reference from Form 10-Q filed with the SEC on November 9, 2018.) *

3.5	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on October 26, 2016.) *

10.1	Employment Agreement (with John A. Brda) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.2	Employment Agreement (with Roger Wurtele) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.3	Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and certain other parties (Incorporated by reference from Form 8-K filed with the SEC on September 29, 2015) *

10.4	Purchase and Sale Agreement with Husky Ventures, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 12, 2015) *

10.5	Purchase Agreement with McCabe Petroleum Corporation for acquisition of “Hazel Project” (Incorporated by reference from Form 10-Q filed with the SEC on August 15, 2016) *

10.6	Agreement and Plan of Reorganization and Plan of Merger with Line Drive Energy, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.7	Purchase and Sale Agreement with Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.8	12% 2020 Senior Unsecured Promissory Note (form of) (Incorporated by reference from Form 10-Q filed with the SEC on May 12, 2017) *

10.9	Agreement and Plan of Reorganization and Plan of Merger with McCabe Petroleum Corporation and Warwink Properties, LLC(Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.10	Purchase Agreement with Torchlight Energy, Inc. and McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.11	Promissory Note for $3,250,000 by Torchlight Energy, Inc. to McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.12	Assignment of Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

ITEM 6. EXHIBITS - continued

10.13	12% 2020 Senior Unsecured Promissory Note for $4,500,000 with David A. Straz, Jr Revocable Trust of 1986 (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.14	Underwriting Agreement, dated April 19, 2018, between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC (Incorporated by reference from Form 8-K filed with the SEC on April 19, 2018) *

10.15	Purchase & Settlement Agreement, dated July 24, 2018, between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation, Founders Oil & Gas, LLC, Founders Oil & Gas Operating, LLC, Wolfbone Investments, LLC and McCabe Petroleum. Corporation (Incorporated by reference from Form 10-Q filed with the SEC on August 9, 2018) *

10.16	16% Series C Unsecured Convertible Promissory Note (form of) dated October 17, 2018 (Incorporated by reference from Form 8-K filed with the SEC on October 18, 2018)*

31.1	Certification of principal executive officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

*	Incorporated by reference from our previous filings with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Torchlight Energy Resources, Inc.

Date: November 8, 2019	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: November 8, 2019	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer