Form 10-K
period 2019-12-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2020-03-16
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019.

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

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $1.42 on the Nasdaq Stock Market, was approximately $103,835,962.

At March 16, 2020, there were 79,968,132 shares of the registrant’s common stock outstanding (the only class of common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with the company’s ability to obtain additional capital in the future to fund planned expansion, the demand for oil and natural gas, general economic factors, competition in the industry, our ability to regain and maintain compliance with the minimum bid price requirement of the Nasdaq Stock Market, and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Since 2010, our primary focus has been the development of interests in oil and gas projects we hold in the Permian Basin in West Texas, including the Orogrande Project in Hudspeth County, Texas, the Hazel Project in the Midland Basin and the project in Winkler County, Texas in the Delaware Basin. We also hold interests in certain other oil and gas projects that we are in the process of divesting, including the Hunton wells project as part of a partnership with Husky Ventures, Inc., or Husky, in Central Oklahoma.

We employ a private equity model within a public platform, with the goal to (i) enter into a play at favorable valuations, (ii) “prove up” and delineate the play through committed capital and exhaustive geologic and engineering review, and (iii) monetize our position through an exit to public and private independents that can continue full-scale development. Rich Masterson, our consulting geologist, has originated several of our current plays, as discussed below, based on his tenure as a geologist since 1974. He is credited with originating the Wolfbone shale play in the Southern Delaware Basin of West Texas and has prepared prospects totaling over 150,000 acres that have been leased, drilled and are currently being developed by Devon Energy Corp., Occidental Petroleum Corporation, Noble Energy, and Samson Oil & Gas Ltd., among others.

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

The Company is also currently marketing the Orogrande project for an outright sale or farm in partner and is taking measures on its own to market the Winkler Project.

These efforts are continuing.

We operate our business through five wholly-owned subsidiaries, Torchlight Energy, Inc., a Nevada corporation, or TEI, Torchlight Energy Operating, LLC, a Texas limited liability company, Hudspeth Oil Corporation, a Texas corporation, or Hudspeth, Torchlight Hazel, LLC, a Texas limited liability company, and Warwink Properties, LLC, a Texas limited liability company, or Warwink Properties. We currently have two full-time employees and we employ consultants for various tasks as needed.

Our principal executive offices are located at 5700 W. Plano Parkway, Suite 3600, Plano, Texas 75093. The telephone number of our principal executive offices is (214) 432-8002.

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

Current Projects

As of December 31, 2019, we had interests in four oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, the Winkler Project in Winkler County, Texas, and the Hunton wells in partnership with Husky in Central Oklahoma

See the description under “Current Projects” below under Note 4, “Oil & Gas Properties,” of the financial statements included with this report for information and disclosure regarding these projects, which description is incorporated herein by reference.

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

ITEM 1. BUSINESS - continued

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

Employees

We currently have two full time employees and no part time employees. We employ consultants and contract help as needed. We anticipate, as needed, we will add additional employees, and we will continue using independent contractors, consultants, attorneys, and accountants as necessary to complement services rendered by our employees. We presently have independent technical professionals under consulting agreements who are available to us on an as needed basis.

Research and Development

We did not spend any funds on research and development activities during the years ended December 31, 2019 or 2018.

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

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We had a net loss of approximately $9.8 million for the year ended December 31, 2019 and an accumulated deficit in aggregate of approximately $99.2 million at year end. We are not generating sufficient operating cash flows to support continuing operations, and expect to incur further losses in the development of our business.

ITEM 1A. RISK FACTORS - continued

In our financial statements for the year ended December 31, 2019, our auditor indicated that certain factors raised substantial doubt about our ability to continue as a going concern. These factors included our accumulated deficit, as well as the fact that we were not generating sufficient cash flows to meet our regular working capital requirements. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The negative covenants contained in our outstanding unsecured promissory notes may limit our activities and make it difficult to run our business.

On April 10, 2017, we sold to investors in a private transaction two 12% unsecured promissory notes with a total of $8,000,000 in principal amount (the “2017 Notes”). In addition, on February 6, 2018, we sold to an investor in a private transaction a 12% unsecured promissory note with a principal amount of $4,500,000, (the “2018 Note”), containing substantially the same terms as the 2017 Notes. We refer to the 2017 Notes and the 2018 Note collectively as “the Notes”. Interest only is due and payable on the Notes each month at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity on April 10, 2020. The holders of the Notes will also receive annual payments of common stock at the rate of 2.5% of principal amount outstanding, based on a volume-weighted average price. We sold the 2017 Notes at an original issue discount of 94.25% and accordingly, we received total proceeds of $7,540,000 from the investors. We sold the 2018 Note at an original issue discount of 96.27% and accordingly, we received total proceeds of $4,332,150 from the investor. On February 19, 2020, one of the holder of the 2017 Notes agreed to an extension of the maturity date on a $4,000,000 promissory note, extending it from April 10, 2020 to April 10, 2021. We paid the noteholder a fee of $80,000 under the terms of the extension. At the date of this filing, an extension of the remaining $8.5 million of 12% unsecured promissory notes that mature in April 2020 is in the process of negotiation.

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

We have a large amount of debt obligations coming due in April and May of 2020 which we may be unable to adequately extend or refinance which could result in defaults

As described above, the 2017 Notes and the 2018 Note have balloon payments of outstanding principal of $8.5 million due and payable at maturity on April 10, 2020—as referenced above, the maturity date of $4 million in 2017 Notes was extended to April 10, 2021. Additionally, certain 14% Series D Unsecured Convertible Promissory Notes with a total of $2 million in principal amount mature on May 11, 2020. The 2017 Notes and 2018 Note are held by affiliates of a high-net-worth estate, and we are in the process of negotiating an extension. We believe we have a strong relationship with the broker of the decedent of the estate and believe an extension will be finalized. We have also begun communication with other lenders to address the maturities of these notes. If we are unable to adequately address the large amount of upcoming debt maturities, there would be a material adverse impact to our financial condition.

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

We may be unable to monetize the Orogrande, Hazel and Warwink Projects at an attractive price, if at all, and the disposition of such assets may involve risks and uncertainties.

We have commenced a process that could result in the monetization of the Orogrande, Hazel and Warwink Projects. Such dispositions may result in proceeds to us in an amount less than we expect or less than our assessment of the value of the assets. We do not know if we will be able to successfully complete such disposition on favorable terms or at all. In addition, the sale of these assets involves risks and uncertainties, including disruption to other parts of our business, potential loss of customers or revenue, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture.

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

ITEM 1A. RISK FACTORS - continued

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

The recent global downturn in the price of oil may materially and adversely affected our results of operations, cash flows and financial condition, and this trend could continue during 2020 and potentially beyond.

In early March of 2020, the market has experienced a precipitous decline in oil prices in response to oil demand concerns due to the economic impacts of the a highly transmissible and pathogenic coronavirus known as COVID-19 and anticipated increases in supply from Russia and OPEC, particularly Saudi Arabia. Generally, demand for oil has declined substantially. These trends materially and adversely affect our results of operations, cash flows and financial condition, and, unless conditions in our industry improve, this trend will continue during 2020 and potentially beyond.

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

The Company recognized an impairment charge of $1,494,769 in 2019 and $139,891 in 2018.

ITEM 1A. RISK FACTORS - continued

During the year ended December 31, 2017 the Company performed assessments of evaluated and unevaluated costs in the cost pool to conform the cumulative value of the Full Cost Pool to the combined amount of Reserve Value of evaluated, producing properties (as determined by independent analysis at December 31, 2017), plus the lesser of cumulative historical cost or estimated realizable value of unevaluated leases and projects expected to commence production in future operating periods. The Company identified impairment of $2,300,626 in 2017 related to its unevaluated properties. Although we had no recognized impairment expense in 2017, the Company has adjusted the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of unevaluated leases in 2017 in the amount of $2,300,626. The impact of this change will be to increase the basis for calculation of future period’s depletion, depreciation and amortization to include $2,300,626 of cost which will effectively recognize the impairment on the Statement of Operations over future periods. The $2,300,626 has also become an evaluated cost for purposes of future period’s Ceiling Tests and which may further recognize the impairment expense recognized in future periods. At December 31, 2019 an additional impairment of unevaluated costs of $756,964 was added to the basis for future period’s depletion.

Because of the inherent dangers involved in oil and gas operations, there is a risk that we may incur liability or damages as we conduct our business operations, which could force us to expend a substantial amount of money in connection with litigation and/or a settlement.

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us. In recent years, there has also been increased scrutiny on the environmental risk associated with hydraulic fracturing, such as underground migration and surface spillage or mishandling of fracturing fluids including chemical additives. This technology has evolved and continues to evolve and become more aggressive. We believe that new techniques can increase estimated ultimate recovery per well to over 1.0 million barrels of oil equivalent, and have increased initial production two or three fold. We believe that recent designs have seen improvement in, among other things, proppant per foot, barrels of water per stage, fracturing stages, and clusters per fracturing stage. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. In addition, we will need to quickly adapt to the evolving technology, which could take time and divert our attention to other business matters. We currently have no insurance to cover such losses and liabilities, and even if insurance is obtained, it may not be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

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

We may not be able to successfully manage growth, which could lead to our inability to implement our business plan.

Any growth of the company may place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have a small number of executive officers, employees and advisors. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth or in the event that the number of our drilling and/or extraction operations increases. Our systems, procedures and/or controls may not be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

The due diligence undertaken by us in connection with all of our acquisitions may not have revealed all relevant considerations or liabilities related to those assets, which could have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

As of the date of this report, our executive officers and directors collectively and beneficially own approximately 26% of our outstanding common stock (see Item 12 of this report for an explanation of how this number is computed). This concentration of voting control gives these affiliates substantial influence over any matters which require a stockholder vote, including without limitation the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders. It could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In performing this evaluation and testing, management concluded that our internal control over financial reporting is effective as of December 31, 2019. Our continued compliance with Section 404, will require that we incur substantial accounting expense and expend significant management efforts. We do not have an internal audit group. We have however, engaged independent professional assistance for the evaluation and testing of internal controls.

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

Our common stock is currently quoted on The NASDAQ Stock Market LLC. There has been and may continue to be volatility in the volume and market price of our common stock moving forward. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations, and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts, or our failure to meet our or their projected financial and operating results, litigation involving us, factors relating to the oil and gas industry, actions by governmental agencies, national economic and stock market considerations, as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

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

ITEM 1A. RISK FACTORS - continued

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

NASDAQ may delist our common stock from trading on its exchange, which could limit shareholders’ ability to trade our common stock; further, we are presently not in compliance with NASDAQ’s minimum bid price rule.

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

Further, on November 21, 2019, we received a letter from the Listing Qualifications Staff (the “Staff”) of NASDAQ advising us that the Staff has determined that for the last 30 consecutive business days, we no longer meet the requirement of Listing Rule 5550(a)(2) which requires us to maintain a minimum bid price of $1 per share. The Listing Rules provide us with a compliance period of 180 calendar days in which to regain compliance. Accordingly, we will regain compliance if at any time during this 180-day period the closing bid price of our common stock is at least $1 for a minimum of ten consecutive business days. In the event we do not regain compliance by the end of the 180-day compliance period on May 19, 2020, we may be eligible for additional time. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, the Staff will inform us that we have been granted an additional 180 calendar days. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, the Staff will provide us notice that our common stock will be subject to delisting. At that time, we may appeal the delisting determination to a Hearings Panel.

We are currently reviewing our options to regain compliance with the NASDAQ Listing Rules, but we have made no decisions at this time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at 5700 W. Plano Parkway, Suite 3600, Plano, Texas 75093. We currently sublease this office space which totals approximately 3,181 square feet. We believe that the condition and size of our offices are adequate for our current needs.

Investments in oil and gas properties during the years ended December 31, 2019 and 2018 are detailed as follows:

	2019	2018
Property acquisition costs	$-	$1,072,047
Development costs	$6,641,467	$9,191,041
Exploratory costs	$-	$-

Totals	$6,641,467	$10,263,088

Property development costs presented above exclude interest capitalized into the full cost pool of $2,858,753 in 2019 and $2,020,019 in 2018.

The development costs for 2019 include work in the Orogrande, Hazel, and Warwink projects in west Texas. No development costs were incurred for Oklahoma properties in 2019.

Oil and Natural Gas Reserves

Reserve Estimates

SEC Case. The following tables sets forth, as of December 31, 2019, our estimated net proved oil and natural gas reserves, the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves and our estimated net probable oil and natural gas reserves, each prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”). All of our reserves are located in the United States.

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

ITEM 2. PROPERTIES - continued

The estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2019. For purposes of determining prices, we used the average of prices received for each month within the 12-month period ended December 31, 2019, adjusted for quality and location differences, which was $52.19 per barrel of oil and $2.58 per MCF of gas. This average historical price is not a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

	December 31, 2019			December 31, 2019
	Reserves			Future Net Revenue (M$)
					Present Value
					Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	14,700	21,100	18,217	$634	$514
Proved Nonproducing	0	0	0	$-	$-
Total Proved	14,700	21,100	18,217	$634	$514

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$539

Probable Undeveloped	0	0	0	$-	$-

	December 31, 2018	December 31, 2018
	Reserves	Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	177,300	51,100	185,817	$4,027	$2,029
Proved Undeveloped	797,500	105,800	815,133	$15,313	$2,895
Total Proved	974,800	156,900	1,000,950	$19,340	$4,924

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$5,341

Probable Undeveloped	0	0	0	$-	$-

The decrease in producing reserves from 2018 to 2019 from 185,817 to 18,217 BOE is related to the shut in of the Hazel Flying B #3 well in May, 2019 and the decline in production in the Oklahoma properties. Neither of these properties were economic under the 2019 Reserve Report.

The upward revisions of previous estimates from 2017 to 2018 of proved reserves of 972,500 BBLS and 113,100 MCF resulted primarily from 2018 reserve report calculations for the Company’s properties which included reserves from producing properties in the Hazel and Warwink Projects for the first time.

Reserve values as of December 31, 2019 are related to a single producing well in the Warwink Project.

BOE equivalents are determined by combining barrels of oil with MCF of gas divided by six.

ITEM 2. PROPERTIES - continued

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Year Ended December 31, 2019

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)	BOE
TOTAL PROVED RESERVES:
Beginning of period	974,780	156,940	1,000,937
Revisions of previous estimates	(944,985)	(121,400)	(965,218)
Extensions, discoveries and other additions	-	-	-
Divestiture of Reserves	-	-	-
Acquisition of Reserves	-	-	-
Production	(15,085)	(14,410)	(17,487)
End of period	14,710	21,130	18,232

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Year Ended December 31, 2018

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)	BOE
TOTAL PROVED RESERVES:
Beginning of period	2,300	43,800	9,600
Revisions of previous estimates	21,257	(7,709)	19,972
Extensions, discoveries and other additions	974,110	138,670	997,222
Divestiture of Reserves	-	-	-
Acquisition of Reserves	-	-	-
Production	(22,887)	(17,821)	(25,857)
End of period	974,780	156,940	1,000,937

ITEM 2. PROPERTIES - continued

Standardized Measure of Oil & Gas Quantities
Year Ended December 31, 2019 & 2018

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

	2019	2018

Future cash inflows	$843,040	$46,335,070
Future production costs	(196,670)	(15,042,900)
Future development costs	-	(11,740,000)
Future income tax expense	-	-
Future net cash flows	646,370	19,552,170
10% annual discount for estimated timing of cash flows	(107,070)	(14,210,840)
Standardized measure of discounted future net cash flows related to proved reserves	$539,300	$5,341,330

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows:

	2019	2018
Balance, beginning of period	$5,341,330	$123,268
Net change in sales and transfer prices and in production (lifting) costs
related to future production	1,176,090	40,762
Changes in estimated future development costs	1,851,760	(8,718,999)
Net change due to revisions in quantity estimates	(5,896,344)	289,740
Accretion of discount	(868,787)	1,036
Other	(1,763,161)	(385,278)

Net change due to extensions and discoveries	-	14,467,005
Net change due to sales of minerals in place	-	-
Sales and transfers of oil and gas produced during the period	(294,912)	(476,204)
Previously estimated development costs incurred during the period	993,324	-
Net change in income taxes	-	-
Balance, end of period	$539,300	$5,341,330

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

PeTech Enterprises, Inc. (“PeTech”), who provided 2019 and 2018 reserve estimates for our properties, is a Texas based family owned oil and gas production and investment company that provides reservoir engineering, economics and valuation support to energy banks, energy companies and law firms as an expert witness. PeTech has been in business since 1982. Amiel David is the President of PeTech and the primary technical person in charge of the estimates of reserves and associated cash flow and economics on behalf of the company for the results presented in its reserves report to us. He has a PhD in Petroleum Engineering from Stanford University. He is a registered Professional Engineer in the state of Texas (PE #50970), granted in 1982, a member of the Society of Petroleum Engineers and a member of the Society of Petroleum Evaluation Engineers.

Proved Nonproducing Reserves

As of December 31, 2019, our proved non producing reserves totaled -0- barrels of oil equivalents (BOE) compared to 815,133 as of December 31, 2018, a decrease of 815,133 BOE.

At the end of 2019 reserve calculations did not include any value for proved undeveloped properties as had been the case for the Hazel and Warwink properties at the end of 2018. This was due to the lack of additional development intentions by the operator of the Warwink property and similar lack of intent to drill additional wells in the Hazel area by the Company which reflects the decision to focus capital and attention to development in the Orogrande area. Provision was made to maintain the Hazel leases in effect through renegotiation of the terms of the mineral leases.

We made investments and development progress during 2019 to further develop proved producing reserves in the Orogrande, Hazel, and Warwink Projects in the Permian Basin in West Texas. As of December 31, 2019 six test wells have been developed in the Orogrande Project and six test wells have been developed in the Hazel Project including the Flying B #3 which was in continuous production from September, 2017 to May, 2019. The Warwink Project which was initiated in 2018 has continuing production from the Warwink # 47H well which began in October, 2018.

Our current drilling plans, subject to sufficient capital resources and the periodic evaluation of interim drilling results and other potential investment opportunities, include drilling additional evaluation wells in the Orogrande and Hazel AMI’s to continue to derisk the prospects and obtain initial production from the development efforts. The next scheduled wells in the Hazel Project are scheduled to spud near the end of May, 2020.

Production, Price, and Production Cost History

During the year ended December 31, 2019, we produced and sold 13,784 barrels of oil net to our interest at an average sale price of $51.95 per bbl. We produced and sold 22,208 MCF of gas net to our interest at an average sales price of $1.36 per MCF. Our average production cost including lease operating expenses and direct production taxes was $25.81 per BOE. Our depreciation, depletion, and amortization expense was $251.25 per BOE.

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

The changes in production, revenue, and operating costs for 2019 as compared to 2018 were impacted by the production from the Flying B #3 well in the Hazel Project which began in late September, 2017 but was suspended in May, 2019 due to the high operating cost driven by lack of infrastructure in the field. Production from the Warwink 47 H began in October, 2018 and continued through 2019.

Our 2019 production was from properties located in central Oklahoma and in west Texas. Reserves at the end of 2019 were 100% from the Warwink properties in west Texas. For 2019, approximately 1,367 BOE was produced in Oklahoma and 16,120 BOE produced in Texas, or 8% from Oklahoma and 92% from wells in west Texas.

ITEM 2. PROPERTIES - continued

Quarterly Revenue and Production by State for 2019 and 2018 are detailed as follows:

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Oklahoma	Q1 - 2019	56	1,072	$2,567	$2,333	$4,900
Hazel (TX)	Q1 - 2019	2,864	0	131,901	-	131,901
MECO (TX)	Q1 - 2019	3,525	2,565	167,677	6,359	174,036
Total Q1-2019		6,445	3,637	$302,145	$8,692	$310,837

Oklahoma	Q2 - 2019	43	1,770	$2,477	$2,450	$4,927
Hazel (TX)	Q2 - 2019	1,123	0	64,302	-	64,302
Meco (TX)	Q2 - 2019	2,585	2,623	156,259	11,587	167,846
Total Q2-2019		3,751	4,393	$223,038	$14,037	$237,075

Oklahoma	Q3 - 2019	0	0	$-	$-	$-
Hazel (TX)	Q3 - 2019	0	0	$-	$-	$-
Meco (TX)	Q3 - 2019	1,320	4,522	$71,064	$78	$71,142
Total Q3-2019		1,320	4,522	$71,064	$78	$71,142

Oklahoma	Q4 - 2019	166	3,766	$8,873	$1,895	$10,768
Hazel (TX)	Q4 - 2019	0	0	$-	$-	$-
Meco (TX)	Q4 - 2019	2,102	5,890	$110,894	$5,547	$116,441
Total Q4-2019		2,268	9,656	119,767	7,442	127,209

2019 Year To Date		13,784	22,208	$716,014	$30,249	$746,263

Oklahoma	Q1 - 2018	72	2,008	$4,463	$5,202	$9,665
Hazel (TX)	Q1 - 2018	7,786	0	471,498	-	471,498
Total Q1-2018		7,858	2,008	$475,961	$5,202	$481,163

Oklahoma	Q2 - 2018	446	1,857	$10,912	$2,690	$13,602
Hazel (TX)	Q2 - 2018	4,368	0	266,506	-	266,506
Meco (TX)	Q2 - 2018	51	0	3,155	-	3,155
Total Q2-2018		4,865	1,857	$280,573	$2,690	$283,263

Oklahoma	Q3 - 2018	41	2,324	$1,264	$3,845	$5,109
Hazel (TX)	Q3 - 2018	2,283	0	123,566	-	123,566
Meco (TX)	Q3 - 2018	0	0	-	-	-
Total Q3-2018		2,324	2,324	$124,830	$3,845	$128,675

Oklahoma	Q4 - 2018	94	986	$4,878	$1,104	$5,982
Hazel (TX)	Q4 - 2018	3,779	0	178,015	-	178,015
Meco (TX)	Q4 - 2018	3,967	10,646	192,916	12,348	205,264
Total Q4-2018		7,840	11,632	$375,809	$13,452	$389,261

2018 Year To Date		22,887	17,821	$1,257,173	$25,189	$1,282,362

ITEM 2. PROPERTIES - continued

Drilling Activity and Productive Wells

Combined Well Status

The following table summarizes development activity and Well Status as of December 31, 2019:

	Cumulative Well Status		Developed		Cumulative Well Status
	at 12/31/2019		2019		at 12/31/2018
Drilling Activity/Well Status	Gross	Net	Gross	Net	Gross	Net

Development Wells:
Productive -Texas (Hazel)	1.00	0.80	-	-	1.00	0.80
Productive -Texas (Warwink)	1.00	0.13	-	-	1.00	0.13
Productive - Okla	2.00	0.40	-	-	2.00	0.40
Test Wells - Orogrande	9.00	5.69	3.00	2.03	6.00	3.66
Test Wells - Hazel	6.00	4.80	2.00	1.60	4.00	3.20

Exploration Wells:
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-

Total Drilled Wells:
Productive -Texas	2.00	0.93	-	-	2.00	0.93
Productive - Okla	2.00	0.40	-	-	2.00	0.40
Test Wells	15.00	10.49	5.00	3.63	10.00	6.86

Acquired Wells:
Productive -Texas	-	-	-	-	-	-
Productive - Okla	-	-	-	-	-	-

Total Wells:
Productive -Texas	2.00	0.93	-	-	2.00	0.93
Productive - Okla	2.00	0.40	-	-	2.00	0.40
Test Wells	15.00	10.49	5.00	3.63	10.00	6.86

Total	19.00	11.82	5.00	3.63	14.00	8.19

Well Type:
Oil	-	-	-	-	-	-
Gas	-	-	-	-	-	-
Combination -Oil and Gas	4.00	1.33	-	-	4.00	1.33
Test Wells	15.00	10.49	5.00	3.63	10.00	6.86

Total	19.00	11.82	5.00	3.63	14.00	8.19

ITEM 2. PROPERTIES - continued

Our acreage positions at December 31, 2019 are summarized as follows:

			TRCH Interest		TRCH Interest
	Total Acres		Developed Acres		Undeveloped Acres
Leasehold Interests - 12/31/2019	Gross	Net	Gross	Net	Gross	Net

Texas -
Orogrande	133,000	96,425	-	-	133,000	96,425
Hazel Project	12,000	9,600	320	256	11,680	9,344
Warwink Properties	1,400	175	1,400	175	-	-

Oklahoma -
Viking	640	192	640	192	-	-

Total	147,040	106,392	2,360	623	144,680	105,769

Current Projects

As of December 31, 2019, we had interests in four oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, the Winkler Project in Winkler County, Texas, and the Hunton wells in partnership with Husky Ventures in central Oklahoma.

See the description under “Current Projects” below under Note 4, “Oil & Gas Properties,” of the financial statements included with this report for information and disclosure regarding these projects, which description is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

On January 31, 2020, Torchlight Energy Resources, Inc. and its wholly owned subsidiaries Torchlight Energy, Inc. and Torchlight Energy Operating, LLC were served with a lawsuit brought by Goldstone Holding Company, LLC (Goldstone Holding Company, LLC v. Torchlight Energy, Inc., et al., in the 160th Judicial District Court of Dallas County, Texas). On February 24, 2020, Torchlight Energy Resources, Inc., Torchlight Energy, Inc., and Torchlight Energy Operating, LLC timely filed their answer, affirmative defenses, and requests for disclosure. The suit, which seeks monetary relief over $1 million, makes unspecified allegations of misrepresentations involving a November 2015 participation agreement and a 2016 amendment to the participation agreement. We have denied the allegations and have asserted several affirmative defenses including but not limited to, that the suit is barred by the applicable statute of limitations, that the claims have been released, and that the claims are barred because of contractual disclaimers between sophisticated parties.

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

Record Holders

As of March 8, 2020, there were approximately 225 stockholders of record of our common stock, and we estimate that there were approximately 4,100 additional beneficial stockholders who hold their shares in “street name” through a brokerage firm or other institution. As of March 15, 2020, we have a total of 71,695,865 shares of common stock issued and outstanding.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Equity Compensation Plan Information

The following table sets forth all equity compensation plans as of December 31, 2019:

Number of
securities
remaining
available
for future
	Number of		issuance
	securities to	Weighted-	under
	be issued	average	equity
	upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by security holders	6,917,768	$1.39	3,082,232

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

During 2019 the Company continued development in the Orogrande Project. Additional test wells were drilled to capture additional science data to support lease value.

The strategy in divesting of projects other than the Orogrande Project was to refocus on the greatest potential future value for the Company while systematically eliminating debt as noncore assets are sold and operations are streamlined.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2019 and 2018 included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management.

Historical Results for the Years Ended December 31, 2019 and 2018

For the year ended December 31, 2019, we had a net loss of $9,839,396 compared to a net loss of $5,806,612 for the year ended December 31, 2018. The difference is primarily due to a decrease in revenues, increased general and administrative and, depreciation, depletion and amortization expenses and impairment loss.

Revenues and Cost of Revenues

For the year ended December 31, 2019, we had production revenue of $746,263 compared to $1,282,362 of production revenue for the year ended December 31, 2018. Refer to the table of production and revenue for 2019 and 2018 included below. Our cost of revenue, consisting of lease operating expenses and production taxes, was $451,325, and $806,158 for the years ended December 31, 2019 and 2018, respectively.

The change in revenue was primarily impacted by the suspension of production from the Flying B #3 well in the Hazel Project in May, 2019.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Production and Revenue are detailed as follows:

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Oklahoma	Q1 - 2019	56	1,072	$2,567	$2,333	$4,900
Hazel (TX)	Q1 - 2019	2,864	0	131,901	-	131,901
MECO (TX)	Q1 - 2019	3,525	2,565	167,677	6,359	174,036
Total Q1-2019		6,445	3,637	$302,145	$8,692	$310,837

Oklahoma	Q2 - 2019	43	1,770	$2,477	$2,450	$4,927
Hazel (TX)	Q2 - 2019	1,123	0	64,302	-	64,302
Meco (TX)	Q2 - 2019	2,585	2,623	156,259	11,587	167,846
Total Q2-2019		3,751	4,393	$223,038	$14,037	$237,075

Oklahoma	Q3 - 2019	0	0	$-	$-	$-
Hazel (TX)	Q3 - 2019	0	0	$-	$-	$-
Meco (TX)	Q3 - 2019	1,320	4,522	$71,064	$78	$71,142
Total Q3-2019		1,320	4,522	$71,064	$78	$71,142

Oklahoma	Q4 - 2019	166	3,766	$8,873	$1,895	$10,768
Hazel (TX)	Q4 - 2019	0	0	$-	$-	$-
Meco (TX)	Q4 - 2019	2,102	5,890	$110,894	$5,547	$116,441
Total Q4-2019		2,268	9,656	119,767	7,442	127,209

2019 Year To Date		13,784	22,208	$716,014	$30,249	$746,263

Oklahoma	Q1 - 2018	72	2,008	$4,463	$5,202	$9,665
Hazel (TX)	Q1 - 2018	7,786	0	471,498	-	471,498
Total Q1-2018		7,858	2,008	$475,961	$5,202	$481,163

Oklahoma	Q2 - 2018	446	1,857	$10,912	$2,690	$13,602
Hazel (TX)	Q2 - 2018	4,368	0	266,506	-	266,506
Meco (TX)	Q2 - 2018	51	0	3,155	-	3,155
Total Q2-2018		4,865	1,857	$280,573	$2,690	$283,263

Oklahoma	Q3 - 2018	41	2,324	$1,264	$3,845	$5,109
Hazel (TX)	Q3 - 2018	2,283	0	123,566	-	123,566
Meco (TX)	Q3 - 2018	0	0	-	-	-
Total Q3-2018		2,324	2,324	$124,830	$3,845	$128,675

Oklahoma	Q4 - 2018	94	986	$4,878	$1,104	$5,982
Hazel (TX)	Q4 - 2018	3,779	0	178,015	-	178,015
Meco (TX)	Q4 - 2018	3,967	10,646	192,916	12,348	205,264
Total Q4-2018		7,840	11,632	$375,809	$13,452	$389,261

2018 Year To Date		22,887	17,821	$1,257,173	$25,189	$1,282,362

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We recorded depreciation, depletion and amortization expense of $4,393,160 for the year ended December 31, 2019 compared to $1,173,752 for 2018. Impairment expense recognized was $1,494,769 in 2019 compared to $139,891 for 2018. Although we had no recognized impairment expense in 2017, the Company has adjusted the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of unevaluated leases in 2017 in the amount of $2,300,626. The impact of this change was to increase the basis for calculation of future period’s depletion, depreciation and amortization to include $2,300,626 of cost which will effectively recognize the impairment on the Statement of Operations over future periods. The $2,300,626 became an evaluated cost for purposes of future period’s Ceiling Tests and which may further recognize the impairment expense recognized in future periods. An additional impairment of unevaluated costs of $756,964 was recorded at December 31, 2019 which has also become an addition to the basis for future depreciation, depletion, and amortization expense.

General and Administrative Expenses

Our general and administrative expenses for the years ended December 31, 2019 and 2018 were $3,273,697 and $4,053,062, respectively, a decrease of $779,365. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which were non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The decrease in general and administrative expenses for the year ended December 31, 2019 compared to 2018 is detailed as follows:

Increase (decrease) in non cash stock and warrant compensation	$(397,853)
Increase (decrease) in consulting expense	27,857
Increase (decrease) in investor relations	(88,847)
Increase (decrease) in travel expense	26,886
Increase (decrease) in salaries and compensation	(192,702)
Increase (decrease) in legal fees	17,070
Increase (decrease) in filing and compliance fees	(94,593)
Increase (decrease) in insurance	(24,990)
Increase (decrease) in rent	(30,233)
Increase (decrease) in audit fees	(72,936)
Increase (decrease) in general corporate expenses	50,976

Total Decrease in General and Administrative Expenses	$(779,365)

The decrease in noncash stock and warrant compensation arises from the combination of a decrease in vested employee stock options expense, an decrease in expense related to warrants issued by the company, and an increase in the value of common stock issued for services. Consulting expense and investor relations expense changes are due to fees related to capital raise activity in 2019. Legal fees increased from prior years due to an increase in transaction activity.

Liquidity and Capital Resources

For the year ended December 31, 2019, we had a net loss of $9,839,396 compared to a net loss of $5,806,612 for the year ended December 31, 2018.

At December 31, 2019, we had current assets of $735,744 and total assets of $40,924,135. As of December 31, 2019, we had current liabilities of $13,962,486. Stockholders’ equity was $15,066,396 at December 31, 2019.

Cash from operating activities for the year ended December 31, 2019, was $(141,933) compared to $(1,168,524) for the year ended December 31, 2018, an increase of $1,026,591. Cash from operating activities during 2019 can be attributed principally to net loss from operations of $9,839,396 adjusted for noncash stock based compensation of $942,470, for $4,393,160 in depreciation, depletion and amortization expense, and 1,494,769 in impairment expense.

Cash used in operating activities during 2018 can be attributed principally to net losses from operations of $5,806,612 adjusted for noncash stock based compensation of $1,340,324, depreciation, depletion and amortization expense of $1,173,752, and an increase in prepayments for development costs of $1,189,230.

Cash used in investing activities for year ended December 31, 2019 was $8,790,222 compared to $12,149,916 for the year ended December 31, 2018. Cash used in investing activities consisted primarily of investments in oil and gas properties during the year ended December 31, 2019 and 2018.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cash from financing activities for the year ended December 31, 2019 was $8,181,722 as compared to $13,106,883 for the year ended December 31, 2018. Cash from financing activities in 2019 and 2018 consisted primarily of proceeds from common stock issuances and debt financing. We expect to continue to have cash provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments. Reference Note 11 to the Financial Statements regarding additional funding closed subsequent to December 31, 2019.

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

Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological, and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. The Company allocates a portion of its acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir. Unevaluated properties are reviewed for impairment at least annually and are determined through an evaluation considering, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, the guidance on such payments to nonemployees is aligned with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, however the Company has opted for early adoption effective July 1, 2018. The amendments in this ASU are to be applied through a cumulative-effect adjustment to retained earnings as of the first reporting period in which the ASU is effective. In evaluating early adoption the Company has determined that the change did not have a material impact on its consolidated financial statements.

The Company values warrant and option awards using the Black-Scholes option pricing model.

Commitments and Contingencies

Leases

The Company had a noncancelable lease for its office premises that expired on November 30, 2019. Effective June 1, 2019 the Company entered into an agreement with a company that had been subleasing a portion of its office space to become the primary obligor on the lease and to assume full responsibility for lease payments after lease expiration on November 30, 2019. The Company continued after November 30, 2019 as a subtenant on a month-to-month basis.

As of December 31, 2019, the Company had interests in four oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, the Warwink Project in Winkler County, Texas, and Hunton wells in Central Oklahoma.

See the description under “Current Projects” below under Note 4, “Oil & Gas Properties,” of the financial statements included with this report for information and disclosure regarding these projects, which description is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Torchlight Energy Resources, Inc.

Plano, Texas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Torchlight Energy Resources, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from its operations, has negative working capital, a significant accumulated deficit, and a number of notes payable maturing over the next 12 months, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

March 16, 2020

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$89,730	$840,163
Accounts receivable	199,462	179,702
Production revenue receivable	100,546	294,715
Subscription receivable	250,000	-
Prepayments - development costs	-	146,422
Prepaid expenses	96,006	60,980
Total current assets	735,744	1,521,982

Oil and gas properties, net	40,182,043	36,565,461
Office equipment, net	6,348	4,076
Other assets	-	6,362

TOTAL ASSETS	$40,924,135	$38,097,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,444,002	$729,806
12% 2020 Unsecured promissory notes, net of $127,170 of discount and financing costs	8,437,127	-
10% 2021 Convertible promissory notes payable	540,000	-
Notes payable	2,000,000	-
Accrued payroll	996,176	816,176
Related party payables	45,000	45,000
Due to working interest owners	54,320	54,320
Accrued interest payable	445,861	553,370
Total current liabilities	13,962,486	2,198,672

12% 2021 Unsecured promissory notes, net of $59,297 of discount and financing costs	3,940,703	11,862,080
8% 2021 Convertible promissory notes payable, net of $1,186,029 of discount and BCF	773,971	-
Notes payable and accrued interest	7,157,260	6,000,000
Asset retirement obligations	23,319	14,353

Total liabilities	25,857,739	20,075,105

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized; -0- issued and outstanding at December 31, 2019 and December 31, 2018	-	-
Common stock, par value $0.001 per share; 150,000,000 shares authorized; 76,222,042 issued and outstanding at December 31, 2019; 70,112,376 issued and outstanding at December 31, 2018	76,225	70,116
Additional paid-in capital	114,143,872	107,266,965
Accumulated deficit	(99,153,701)	(89,314,305)
Total stockholders’ equity	15,066,396	18,022,776

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,924,135	$38,097,881

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2019	2018
Oil and gas sales	$746,263	$1,282,362
Cost of revenues	(451,325)	(806,158)
Gross profit	294,938	476,204

Operating expenses:
General and administrative	3,273,697	4,053,062
Depreciation, depletion and amortization	4,393,160	1,173,752
Loss on settlement	-	369,439
Impairment loss	1,494,769	139,891
Total operating expenses	9,161,626	5,736,144

Other income (expense)
Interest expense and accretion of note discounts	(968,292)	(547,710)
Franchise tax	(4,441)	-
Interest income	25	1,038
Total (expense), net	(972,708)	(546,672)

Loss before income taxes	(9,839,396)	(5,806,612)

Provision for income taxes	-	-

Net loss	$(9,839,396)	$(5,806,612)

Loss per common share:
Basic and Diluted	$(0.14)	$(0.09)
Weighted average number of common shares outstanding:
Basic and Diluted	72,857,079	68,134,745

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common stock shares	Common stock shares	Additional paid-in capital	Accumulated deficit	Total
Balance, December 31, 2017	63,340,034	$63,344	$99,403,654	$(83,507,693)	$15,959,305

Issuance of common stock for services	450,000	450	544,550	-	545,000
Issuance of common stock for cash less Underwriting/Offering Costs	5,750,000	5,750	6,043,984	-	6,049,734
Issuance of common stock for note payment in kind	172,342	172	220,852	-	221,024
Warrant exercise into common stock	400,000	400	199,600	-	200,000
Warrants issued for services	-	-	510,575	-	510,575
Stock options issued for services	-	-	343,750	-	343,750
Net loss	-	-	-	(5,806,612)	(5,806,612)

Balance, December 31, 2018	70,112,376	$70,116	$107,266,965	$(89,314,305)	$18,022,776

Issuance of common stock for services	312,593	312	365,088	-	365,400
Issuance of common stock for cash less Underwriting/Offering Costs	4,696,100	4,696	3,508,221	-	3,512,917
Issuance of common stock for subscription	416,667	417	183,546	-	183,963
Issuance of common stock for interest	167,845	169	183,545	-	183,714
Issuance of common stock for payment in kind on note payable	202,316	202	313,906	-	314,108
Issuance of common stock for oil and gas lease extension	100,000	100	124,900	-	125,000
Beneficial conversion feature on convertible notes	-	-	1,145,546	-	1,145,546
Debt discount from fair value of warrants issued with convertible notes	-	-	240,455	-	240,455
Issuance of common stock for convertible note conversion	45,455	45	49,955	-	50,000
Warrant/Option exercise into common stock	168,690	168	184,675	-	184,843
Warrants issued for services	-	-	340,570	-	340,570
Stock options issued for services	-	-	236,500	-	236,500
Net loss				(9,839,396)	(9,839,396)

Balance, December 31, 2019	76,222,042	$76,225	$114,143,872	$(99,153,701)	$15,066,396

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31, 2019	December 31, 2018
Cash Flows From Operating Activities
Net loss	$(9,839,396)	$(5,806,612)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	942,470	1,340,324
Stock issued for interest payments on notes payable	183,714	228,057
Amortization of debt issuance costs	286,584	268,917
Bad debt expense	34,500	-
Accretion of debt discounts	429,138	216,732
Accrued interest payable in stock	228,057	-
Depreciation, depletion and amortization	4,393,160	1,173,752
Net settlement offset	-	(100,561)
Impairment loss	1,494,769	139,891
Change in:
Accounts receivable	(54,260)	(3,400)
Production revenue receivable	194,169	(151,783)
Prepayments - development costs	146,422	1,189,230
Prepaid expenses	(35,026)	(21,474)
Other assets	6,362	-
Accounts payable and accrued expenses	311,603	14,116
Accrued interest payable	1,135,801	344,287
Net cash from operating activities	(141,933)	(1,168,524)

Cash Flows From Investing Activities
Investment in oil and gas properties	(8,783,658)	(12,149,916)
Purchases of property, plant, and equipment	(6,564)	-
Net cash from investing activities	(8,790,222)	(12,149,916)

Cash Flows From Financing Activities
Issuance of common stock	3,446,880	6,049,734
Proceeds from convertible promissory notes	539,999	4,107,149
Repayment of promissory notes	-	(3,250,000)
Proceeds from notes payable	4,010,000	6,000,000
Proceeds from exercise of warrants into common stock	184,843	200,000
Net cash from financing activities	8,181,722	13,106,883

Net (decrease) in cash	(750,433)	(211,557)

Cash - beginning of year	840,163	1,051,720

Cash - end of year	$89,730	$840,163

Supplemental disclosure of cash flow information: (Non Cash Items)

Common stock issued for oil and gas lease extension	$125,000	$-
Common stock issued for partial payment of unpaid compensation	$-	$59,000
Common stock issued for payment in kind on notes payable	$314,108	$221,024
Common stock issued in conversion of convertible note principal	$50,000	$-
Subscription receivable for sale of common stock	$250,000	$-
(Increase) in accounts payable for property development costs	$(520,094)	$(133,189)
Beneficial conversion feature on convertible notes	$1,145,546	$-
Debt discount from fair value of warrants issued with convertible notes	$240,455	$-
Cash paid for interest	$1,554,510	$1,519,573
Cash paid for state franchise tax	$4,441	$-

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

2. GOING CONCERN

At December 31, 2019, the Company had not yet achieved profitable operations. We had a net loss of $9,839,396 for the year ended December 31, 2019 and had accumulated losses of $99,153,701 since our inception. We expect to incur further losses in the development of our business. The Company had a working capital deficit as of December 31, 2019 of $13,226,742. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

TORCHLIGHT ENERGY RESOURCES, INC

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

Cash and cash equivalents – Cash and cash equivalents include certain investments in highly liquid instruments with original maturities of three months or less.

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of December 31, 2019 and 2018, no valuation allowance was considered necessary.

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

Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological, and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. The Company allocates a portion of its acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir. Unevaluated properties are reviewed for impairment at least annually and are determined through an evaluation considering, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions.

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

TORCHLIGHT ENERGY RESOURCES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the years ended December 31, 2019 and 2018, the Company capitalized $2,858,753 and $2,020,019, respectively, of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related realizable tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The Company recorded an impairment expense of $1,494,769 and $139,891 for the years ended December 31, 2019 and 2018, respectively, to recognize the adjustment required by the ceiling test. At December 31, 2019 an additional impairment of unevaluated costs of $756,964 was added to the basis for future period’s depletion.

The ceiling test calculation uses a commodity price assumption which is based on the unweighted arithmetic average of the price on the first day of each month for each month within the prior 12 month period and excludes future cash outflows related to estimated abandonment costs.

The determination of oil and gas reserves is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In particular, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Subsequent re-evaluation of reserves and cost estimates related to future development of proved oil and gas reserves could result in significant revisions of proved reserves. Other issues, such as changes in regulatory requirements, technological advances, and other factors which are difficult to predict could also affect estimates of proved reserves in the future.

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

Income taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

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

TORCHLIGHT ENERGY RESOURCES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES - continued

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

TORCHLIGHT ENERGY RESOURCES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Revenues from oil and gas sales are detailed as follows:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2019	2018
Revenues

Oil sales	$716,014	$1,257,173

Gas sales	30,249	25,189

Total	$746,263	$1,282,362

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

Producer Gas Imbalances. The Company applies the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on the actual volume of natural gas sold to purchasers.

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The calculation of diluted earnings per share excludes 12,621,528 and 14,814,586 shares, respectively for the years ended December 31, 2019 and 2018, issuable upon the exercise of outstanding warrants and options because their effect would be anti-dilutive.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of December 31, 2019 and 2018.

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

Subsequent events – The Company evaluated subsequent events through March 16, 2020 the date of issuance of these financial statements. Subsequent events, if any, are disclosed in Note 11.

TORCHLIGHT ENERGY RESOURCES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. OIL & GAS PROPERTIES

The following table presents the capitalized costs for oil & gas properties of the Company as of December 31, 2019 and 2018:

	2019	2018
Evaluated costs subject to amortization	$13,243,541	$11,664,586
Unevaluated costs	39,667,740	31,746,477
Total capitalized costs	52,911,281	43,411,063
Less accumulated depreciation, depletion and amortization	(12,729,238)	(6,845,602)
Total oil and gas properties	$40,182,043	$36,565,461

Unevaluated costs as of December 31, 2019 include cumulative costs on developing projects including the Orogrande, Hazel, and Winkler projects in West Texas.

The Company identified impairment of $2,300,626 in 2017 related to its unevaluated properties. The Company adjusted the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of unevaluated leases in 2017 in the amount of $2,300,626. The impact of this change was to increase the basis for calculation of future period’s depletion, depreciation and amortization to include $2,300,626 of cost which will effectively recognize the impairment on the consolidated statement of operations over future periods. The $2,300,626 has also become an evaluated cost for purposes of ceiling tests and which may further recognize the impairment expense recognized in future periods. The impact of this cost reclassification at March 31, 2018 was a recognized impairment expense of $139,891. Impairment expense was recognized for the year ended December 31, 2019 of $1,494,769. At December 31, 2019 an additional impairment of unevaluated costs of $756,964 was added to the basis for future period’s depletion.

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

Current Projects

As of December 31, 2019, we had interests in four oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, the Winkler Project in Winkler County, Texas and the Hunton wells in partnership with Husky Ventures in central Oklahoma.

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Gregory McCabe, our Chairman. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which holds certain oil and gas assets, including a 100% working interest in approximately 172,000 mostly contiguous acres in the Orogrande Basin in West Texas. As of December 31, 2017, leases covering approximately 134,000 acres remain in effect. As consideration, at closing we issued 868,750 restricted shares of our common stock to Mr. McCabe and paid a total of $100,000 in geologic origination fees to third parties. Additionally, Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. Mr. McCabe also holds a 4.5% overriding royalty interest in the Orogrande acreage, which he obtained prior to, and was not a part of, the August 2014 transaction. We believe all drilling obligations through December 31, 2019 have been met.

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

TORCHLIGHT ENERGY RESOURCES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. OIL & GAS PROPERTIES - continued

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

The DDU Agreement allows for all 192 existing leases covering approximately 133,000 net acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2023, and the time to drill on the drilling and development unit continues through December 2023. The DDU Agreement also grants the right to extend the DDU Agreement through December 2028 if compliance with the DDU Agreement is met and the extension fee associated with the additional time is paid. Our drilling obligations began with one well to be spudded and drilled on or before September 1, 2017, and increased to two wells in year 2018, three wells in year 2019, four wells in year 2020 and five wells per year in years 2021, 2022 and 2023. The drilling obligations are minimum yearly requirements and may be exceeded if acceleration is desired. The DDU Agreement replaces all prior agreements, and will govern future drilling obligations on the drilling and development unit if the DDU Agreement is extended. The Company drilled three wells during fourth quarter of 2019.

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

During the fourth quarter of 2017, the Company took back operational control from Founders on the Orogrande Project. We were joined by Wolfbone Investments, LLC, (“Wolfbone”), a company owned by Mr. McCabe. We, along with Hudspeth, Wolfbone and, for the limited purposes set forth therein, Pandora, entered into an Assignment of Farmout Agreement with Founders, (the “Assignment of Farmout Agreement”), pursuant to which we and Wolfbone will share the remaining commitments under the Farmout Agreement. All original provisions of our carried interest were to remain in place including reimbursement to us on each wellbore. Founders was to remain a 9.5% working interest owner in the Orogrande Project for the $9.5 million it had spent as of the date of the Assignment of Farmout Agreement, and such interests were to be carried until $40.5 million is spent by Wolfbone and us, with each contributing 50% of such capital spend, under the existing agreement. The Company estimates that there is still approximately $27.1 million remaining to be spent on the project until such time as the capital expenditures revert back to the percentages of the working interest owners.

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

On July 25, 2018, the Company and Hudspeth entered into a Settlement & Purchase Agreement (the “Settlement Agreement”) with Founders (and Founders Oil & Gas Operating, LLC), Wolfbone and MPC, which agreement provides for Hudspeth and Wolfbone to each immediately pay $625,000 and for Hudspeth or the Company and Wolfbone or MPC to each pay another $625,000 on July 20, 2019, as consideration for Founders assigning all of its working interest in the oil and gas leases of the Orogrande Project to Hudspeth and Wolfbone equally. The final payments were made on July 18, 2019. The assignments to Hudspeth and Wolfbone were made in July when the first payments were made. Future well capital spending obligations will require the same 50% contribution from Hudspeth and 50% from Wolfbone until such time as the $40.5 million to be spent on the project (as per our Assignment of Farmout Agreement with Founders) is completed. The Company estimates that there is still approximately $27.1 million remaining to be spent on the project until such time as the capital expenditures revert back to the percentages of the working interest owners.

After the assignment by Founders (for which Hudspeth’s total consideration was $1,250,000), Hudspeth’s working interest increased to 72.5%.

TORCHLIGHT ENERGY RESOURCES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. OIL & GAS PROPERTIES - continued

The Orogrande Project ownership as of December 31, 2019 is detailed as follows:

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

Reference Note 11 – Subsequent Events for the reduction of 6% in the Company’s working interest as a result of the conversion of notes payable and accrued interest into working interest in the Orogrande.

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

During the fourth quarter, 2018, the Company drilled three additional test wells in the Orogrande in order to stay in compliance with University Lands D&D Unit Agreement, as well as, to test for potential shallow pay zones and deeper pay zones that may be present on structural plays. Development of these wells continued into the nine months ended September 30, 2019 to further capture and document the scientific base in support of demonstrating the production potential of the property. The Company is currently marketing the project for an outright sale or farm in partner. This marketing process has been long and arduous as the overall market is quite soft. In addition, due to the size and scope of the project, we are dealing with very large companies that have multitudes of people reviewing our material, which in itself is extensive. During the marketing process, the Company and Wolfbone will endeavor to complete the University Maverick A24 #1 as a potential producer in the Atoka formation. In addition, should a farm out partner or sale not occur, the Company and Wolfbone will proceed to drill two additional wells in the play prior to year-end, in order to fulfill the obligations under the DDU Agreement. We drilled to test the two obligation wells described above. The first well, the A35 1H, has been drilled and cased in the Penn Section and tested with positive results of oil and gas production to the surface. This first well is a short horizontal in the proven Penn Section where we will be looking to break through the dual porosity system in place with a larger frac designed to open up the oil bearing pores. We are also drilled and cased the A25 #2 which targeted an identified structure. This well is designed to test both conventional zones and potentially the unconventional Barnett and Woodford Zones ultimately drilling down to the cellar around 7600 feet. Testing is ongoing.

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

In October 2016, the holders of all of our then-outstanding shares of Series C Preferred Stock (which were issued in July 2016) elected to convert into a total 33.33% working interest in our Hazel Project, reducing our ownership from 66.66% to a 33.33% working interest. As of December 31, 2019, no shares of our Series C Preferred Stock were outstanding.

TORCHLIGHT ENERGY RESOURCES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. OIL & GAS PROPERTIES - continued

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

We commenced planning to drill the Flying B Ranch #3 horizontal well in the Hazel Project in June 2017 in compliance with the continuous drilling obligation. The well was spudded on June 10, 2017. The well was completed and began production in late September 2017. As of December 31, 2019 the well is shut in due to high lease operating expenses as a result of lack of three phase electricity to the property which forced the use of diesel generation equipment to power the production facilities.

Acquisition of Additional Interests in Hazel Project

On January 30, 2017, we and our then wholly-owned subsidiary, Torchlight Acquisition Corporation, a Texas corporation (“TAC”), entered into and closed an Agreement and Plan of Reorganization and a Plan of Merger with Line Drive Energy, LLC, a Texas limited liability company (“Line Drive”), and Mr. McCabe, under which agreements TAC merged with and into Line Drive and the separate existence of TAC ceased, with Line Drive being the surviving entity and becoming our wholly-owned subsidiary. Line Drive, which was wholly-owned by Mr. McCabe, owned certain assets and securities, including approximately 40.66% of 12,000 gross acres, 9,600 net acres, in the Hazel Project and 521,739 warrants to purchase shares of our common stock (which warrants had been assigned by Mr. McCabe to Line Drive). Upon the closing of the merger, all of the issued and outstanding shares of common stock of TAC automatically converted into a membership interest in Line Drive, constituting all of the issued and outstanding membership interests in Line Drive immediately following the closing of the merger, the membership interest in Line Drive held by Mr. McCabe and outstanding immediately prior to the closing of the merger ceased to exist, and we issued Mr. McCabe 3,301,739 restricted shares of our common stock as consideration therefor. Immediately after closing, the 521,739 warrants held by Line Drive were cancelled, which warrants had an exercise price of $1.40 per share and an expiration date of June 9, 2020. A Certificate of Merger for the merger transaction was filed with the Secretary of State of Texas on January 31, 2017. Subsequent to the closing the name of Line Drive Energy, LLC was changed to Torchlight Hazel, LLC. We are required to drill one well every six months to hold the entire 12,000 acre block for eighteen months, and thereafter two wells every six months starting June 2018. During the year ended December 31, 2019 modifications were made to mineral owner leases as described below.

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

TORCHLIGHT ENERGY RESOURCES, INC

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

During the year ended December 31, 2019 the Company deepened the Flying B #4 and took whole cores through all of the Wolfcamp A and the upper portion of the Wolfcamp B. In addition, in May, 2019 we entered into agreements with two of the three mineral owners on the northern section of the leases to keep the entire acreage block as one lease with a one year extension. We issued each of them 50,000 shares of our common stock as consideration for this extension. At December 31, 2019 we were structuring the extension agreement with the third mineral owner for cash consideration. Due to this extension, our obligation in November reduces to one obligation well. We have finished that obligation well and are awaiting results. This well is targeting a shallow zone that is showing oil potential.

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

TORCHLIGHT ENERGY RESOURCES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. OIL & GAS PROPERTIES - continued

In December 2018, the Company began to take measures on its own to market the Winkler Project in an effort to focus on the Orogrande. This process is ongoing.

Hunton Play, Central Oklahoma

Presently, we are producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

Assets Held for Sale

With respect to marketing oil and natural gas properties, the Company has evaluated the properties being marketed to determine whether any should be reclassified as held-for-sale at December 31, 2019. The held-for-sale criteria include: management commits to a plan to sell; the asset is available for immediate sale; an active program to locate a buyer exists; the sale of the asset is probable and expected to be completed within one year; the asset is being actively marketed for sale; and it is unlikely that significant changes to the plan will be made. If each of these criteria is met, the property would be reclassified as held-for-sale on the Company’s consolidated balance sheets and measured at the lower of their carrying amount or estimated fair value less costs to sell. Fair values are estimated using accepted valuation techniques, such as a discounted cash flow model, valuations performed by third parties, earnings multiples, or indicative bids, when available. Management considers historical experience and all available information at the time the estimates are made; however, the fair value that is ultimately realized upon the sale of the assets to be divested may differ from the estimated fair values reflected in the consolidated financial statements. If each of these criteria is met, DD&A expense would not be recorded on assets to be divested once they are classified as held for sale. Based on management’s assessment, these criteria have not been met and no assets are classified as held for sale as of December 31, 2019.

5. RELATED PARTY PAYABLES

As of December 31, 2019 and 2018, related party payables of $45,000, and accrued payroll was $996,176 and $816,176, respectively, consisting of accrued and unpaid compensation due to our executive officers.

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company had a noncancelable lease for its office premises that expired on November 30, 2019 and which required the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Effective June 1, 2019 the Company entered into an agreement with a company that had been subleasing a portion of its office space to become the primary obligor on the lease and to assume full responsibility for lease payments after lease expiration on November 30, 2019. The Company continued after November 30, 2019 as a subtenant on a month to month basis.

Legal Matters

On January 31, 2020, Torchlight Energy Resources, Inc. and its wholly owned subsidiaries Torchlight Energy, Inc. and Torchlight Energy Operating, LLC were served with a lawsuit brought by Goldstone Holding Company, LLC (Goldstone Holding Company, LLC v. Torchlight Energy, Inc., et al., in the 160th Judicial District Court of Dallas County, Texas). On February 24, 2020, Torchlight Energy Resources, Inc., Torchlight Energy, Inc., and Torchlight Energy Operating, LLC timely filed their answer, affirmative defenses, and requests for disclosure. The suit, which seeks monetary relief over $1 million, makes unspecified allegations of misrepresentations involving a November 2015 participation agreement and a 2016 amendment to the participation agreement. We have denied the allegations and have asserted several affirmative defenses including but not limited to, that the suit is barred by the applicable statute of limitations, that the claims have been released, and that the claims are barred because of contractual disclaimers between sophisticated parties.

Environmental matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of December 31, 2019 and 2018, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

7. STOCKHOLDERS’ EQUITY

Common Stock

During the years ended December 31, 2019 and 2018, the Company issued 4,686,100 and 5,750,000 shares of common stock, respectively, for cash of $3,512,917 and $6,049,734.

During the years ended December 31, 2019 and 2018, the Company issued 416,667 and -0- shares of common stock, respectively, for a subscription of $183,963 and $-0-.

During the years ended December 31, 2019 and 2018, the Company issued 312,593 and 450,000 shares of common stock, respectively, with total fair values of $365,400 and $545,000 as compensation for services.

During the years ended December 31, 2019 and 2018, the Company issued 167,845 and -0- shares of common stock respectively, for lease interests with total fair values of $183,714 and $-0-.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS’ EQUITY - continued

During the years ended December 31, 2019 and 2018, the Company issued 100,000 and -0- shares of common stock respectively, for lease extensions with total fair values of $125,000 and $-0-.

During the years ended December 31, 2019 and 2018, the Company issued 45,455 and -0- shares of common stock respectively, in conversions of notes payable valued at $50,000 and $-0-.

During the years ended December 31, 2019 and 2018, the Company issued 202,316 and 172,342 shares of common stock respectively, in payment in kind on notes payable valued at $314,108 and $221,024.

During the years ended December 31, 2019 and 2018, the Company issued 168,690 and 400,000 shares of common stock, respectively, resulting from warrant and option exercises for consideration totaling $184,843 and $200,000.

Warrants and Options

During the years ended December 31, 2019 and 2018, the Company issued and vested 100,000 and 1,220,000 warrants, respectively, with total fair values of $99,000 and $510,575, respectively, as compensation for services and 2,032,122 warrants in connection with financings in 2019.

During the years ended December 31, 2019 and 2018, the Company issued 700,000 and 600,000 stock options, respectively. The Company vested 700,000 and 700.000 stock options, respectively, with total fair values of $236,500 and $343,750 respectively, as compensation for services.

A summary of warrants outstanding as of December 31, 2019 and 2018 by exercise price and year of expiration is presented below:

Exercise	Expiration Date In
Price	2020	2021	2022	2023	2024	2025	12/31/2019

$0.70	420,000	-	-	-	-	-	420,000
$0.80	-	-	-	-	-	1,666,667	1,666,667
$1.03	-	120,000	-	-	-	-	120,000
$1.14	-	-	-	600,000	-	-	600,000
$1.21	-	-	-	120,000	-	-	120,000
$1.35	-	-	365,455	-	-	-	365,455
$1.40	321,737	-	-	-	-	-	321,737
$1.63	-	-	-	-	100,000	-	100,000
$1.64	-	200,000	-	-	-	-	200,000
$1.80	1,250,000	-	-	-	-	-	1,250,000
$2.00	-	200,000	-	-	-	-	200,000
$2.23	339,901	-	-	-	-	-	339,901
	2,331,638	520,000	365,455	720,000	100,000	1,666,667	5,703,760

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS’ EQUITY - continued

Exercise	Expiration Date In
Price	2019	2020	2021	2022	2023	12/31/2018

$0.70	-	420,000	-	-	-	420,000
$0.77	100,000	-	-	-	-	100,000
$1.00	25,116	-	-	-	-	25,116
$1.03	-	-	120,000	-	-	120,000
$1.08	37,500	-	-	-	-	37,500
$1.14	-	-	-	-	600,000	600,000
$1.21	-	-	-	-	120,000	120,000
$1.40	-	1,121,736		-	-	1,121,736
$1.50	-		100,000	-	-	100,000
$1.64	-	-	200,000	-	-	200,000
$1.80	-	1,250,000	-	-	-	1,250,000
$2.00	-	-	400,000	-	-	400,000
$2.23	-	832,512		-	-	832,512
$2.50	35,211	-	-	-	-	35,211
$3.50	15,000	-	-	-	-	15,000
$4.50	700,000	-	-	-	-	700,000
$6.00	22,580	-	-	-	-	22,580
$7.00	700,000	-	-	-	-	700,000
	1,635,407	3,624,248	820,000	-	720,000	6,799,655

A summary of stock options outstanding as of December 31, 2019 and 2018 by exercise price and year of expiration is presented below:

Exercise	Expiration Date In
Price	2020	2021	2022	2023	2024	12/31/2019

$0.85	-	-	-	-	600,000	600,000
$0.97	-	259,742	-	-	-	259,742
$1.10	-	-	800,000	-	-	800,000
$1.19	-	-	-	700,000	-	700,000
$1.57	4,500,000	-	-	-	-	4,500,000
$1.63	-	-	58,026	-	-	58,026
	4,500,000	259,742	858,026	700,000	600,000	6,917,768

Exercise	Expiration Date In
Price	2019	2020	2021	2022	2023	12/31/2018

$0.97	-	-	259,742	-	-	259,742
$1.10	-	-	-	800,000	-	800,000
$1.19	-	-	-	-	600,000	600,000
$1.57	1,497,163	4,500,000	-	-	-	5,997,163
$1.63	-	-	-	58,026	-	58,026
$1.79	-	300,000	-	-	-	300,000
	1,497,163	4,800,000	259,742	858,026	600,000	8,014,931

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS’ EQUITY - continued

At December 31, 2019 and 2018, the Company had reserved 12,621,528 and 14,814,586 common shares for future exercise of warrants and options.

Warrants and options granted were valued using the Black-Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants and options issued were as follows:

2019

Risk-free interest rate	1.65% - 2.46%
Expected volatility of common stock	77% - 107%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	Three to Five Years

2018

Risk-free interest rate	2.15% - 2.83%
Expected volatility of common stock	114% - 119%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	2.75 to Five Years

8. INCOME TAXES

The Company recorded no income tax provision for 2019 and 2018 because of losses incurred. The Company has placed a full valuation allowance against net deferred tax assets because future realization of these assets is not assured.

There are no uncertain tax positions accounted for in this tax provision.

The following is a reconciliation between the federal income tax benefit computed at statutory federal income tax rates and actual income tax provision for the years ended December 31, 2019 and 2018:

	Year ended	Year ended
	December 31, 2019	December 31, 2018
Federal income tax benefit at statutory rate	$(2,066,273)	$(1,221,483)
Permanent Differences	1,336	505
Annual reconciling adjustment	10,949	1,449,429
Change in valuation allowance	2,053,988	(228,451)
Provision for income taxes	$-	$-

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES - continued

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforward	$14,066,645	$11,968,500
Stock based compensation	4,688,694	4,490,775
Disallowed interest expense	285,205	69,505
Other	288,030	302,131
Deferred tax liabilities:
Investment in oil and gas properties	(3,322,760)	(2,879,086)
Net deferred tax assets and liabilities	16,005,814	13,951,825
Less valuation allowance	(16,005,814)	(13,951,825)
Total deferred tax assets and liabilities	$-	$-

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $66,984,025 and $63,070,504 at December 31, 2019 and 2018, respectively. The federal net operating loss carryforward will begin to expire in 2034. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

9. PROMISSORY NOTES

On April 10, 2017, the Company sold to investors in a private transaction two 12% unsecured promissory notes with a total amount of $8,000,000 in principal amount. Interest only is due and payable on these notes each month at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity on April 10, 2020. The holders of these notes will also receive annual payments of common stock at the rate of 2.5% of principal amount outstanding, based on a volume-weighted average price. Both notes were sold at an original issue discount of 5.75% and accordingly, we received total proceeds of $7,540,000 from the investors. We used the proceeds for working capital and general corporate purposes, which includes, without limitation, drilling capital, lease acquisition capital and repayment of prior debt.

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

On February 6, 2018, we sold to an investor in a private transaction a 12% unsecured promissory note with a principal amount of $4,500,000. Interest only is due and payable on the note each month at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity on April 10, 2020. The holder of the note will also receive annual payments of common stock at the rate of 2.5% of principal amount outstanding, based on a volume-weighted average price. We sold the note at an original issue discount of 3.73% and accordingly, we received total proceeds of $4,332,150 from the investor. We used the proceeds for working capital and general corporate purposes, which includes, without limitation, drilling capital, lease acquisition capital and repayment of prior debt.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. PROMISSORY NOTES - continued

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

Unsecured promissory note transactions through December 31, 2019 are summarized as follows:

Unsecured promissory note balance - December 31, 2018	$11,862,080

Accretion of discount and amortization of debt issuance costs	515,750

Unsecured promissory note balance - December 31, 2019	$12,377,830

$8,564,297 of the 2017 and 2018 Note have balloon payments of outstanding principal due and payable at maturity on April 10, 2020.

The maturity date of the remaining $4 million in 2017 Notes was extended to April 10, 2021  and is classified as a long term liability in our consolidated balance sheet.

On October 17, 2018, we sold to certain investors in a private transaction 16% Series C Unsecured Convertible Promissory Notes with a total principal amount of $6,000,000. Interest and principal were due and payable on the notes in one balloon payment at maturity on April 17, 2020. The notes were convertible, at the election of the holders, into an aggregate 6% working interest in certain oil and gas leases in Hudspeth County, Texas, known as our “Orogrande Project.” After an analysis of the transaction and a review of applicable accounting pronouncements, management concluded that the notes issued on October 17, 2018 which contain a conversion right for holders to convert into a working interest in the Orogrande Project of the Company, meet a specific scope exception to the provisions requiring derivative accounting.

The notes allowed us to redeem them early only upon the event of a fundamental transaction, such as a merger or sale of substantially all our assets. The notes provided that the noteholders may accelerate and declare any and all of the obligations under the notes to be immediately due and payable in the event of default, such as nonpayment, failure to perform required conversions, failure to perform any covenant or agreement under the notes, an insolvency event, or certain defaults or judgments. As part of the sale of the of the notes, the noteholders required that McCabe Petroleum Corporation, a Texas corporation owned by our Chairman Gregory McCabe (“MPC”), provide them a put option whereby they had the right to have MPC purchase from them any unpaid principal amount due on the notes. Additionally, the notes provided that if there was a fundamental transaction, Mr. McCabe would be required to pay a fee to each noteholder that elects not to convert or require MPC to purchase the principal amount under the note, which fee would be equal to such noteholder’s pro-rata share of a total fee amount of $1,500,000.

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

See “Note 11 – Subsequent Events” below for disclosure of the conversion of the notes which occurred on March 9, 2020.

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

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. PROMISSORY NOTES - continued

In July 2019, the Company issued 8% Unsecured Convertible Promissory notes in the amount of $2,010,000 together with warrants to purchase our common stock. The principal and accrued interest on the notes are convertible into shares of common stock at $1.10 per common share at any time after the original issue date. Along with the notes, the three year warrants equal to 20% of the number of shares of common stock issuable upon the conversion of the notes were issued to note holders. The warrants are exercisable at $1.35 per share.

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

The allocated fair values of the BCF and the warrants was recorded as a debt discount from the face amount of the notes and such discount is being accreted over the expected term of the notes and is charged to interest expense. The Company recognized interest expense for 2019 of $199,972 from the amortization of debt discount from these notes.

Effective October 31, 2019, the Company issued 10% Unsecured Convertible Promissory notes in the amount of $540.000. Principal and interest are due at maturity on December 3, 2020. The principal and accrued interest on the notes are convertible into shares of common stock at $.75 per common share at any time after the original issue date

The Company evaluated the July, 2019 and the October, 2019 notes for beneficial conversion features and derivative accounting criteria and concluded that derivative accounting treatment was not applicable.

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through December 31, 2019:

Asset retirement obligations – December 31, 2018	$14,353

Accretion expense	569
Estimated liabilities recorded	8,397

Asset retirement obligations – December 31, 2019	$23,319

11. SUBSEQUENT EVENTS

On October 17, 2018, we sold to certain investors in a private transaction 16% Series C Unsecured Convertible Promissory Notes with a total principal amount of $6,000,000, with interest and principal due and payable on the notes in one balloon payment at maturity on April 17, 2020 (at maturity a total of $1,500,000 in interest would be due and payable on the notes). On March 9, 2020, each of the noteholders entered into a Conversion Agreement with us and our subsidiary Hudspeth Oil Corporation (“Hudspeth”), under which the noteholders elected to convert the notes, in accordance with their terms, into an aggregate 6% working interest (of all such holders) in certain oil and gas leases in Hudspeth County, Texas, known as our “Orogrande Project.” Principal of $6,000,000 and approximately $1,339,000 of accrued interest were converted at March 9, 2020.

The principal amount converted on March 9, 2020 of $6,000,000 plus interest accrued to December 31, 2019 of $1,157,260 is classified as a long term liability in the accompanying consolidated balance sheet .

The Conversion Agreements also provided additional consideration to the noteholders including a limited carry, a top-off obligation of us and Hudspeth, and warrants to purchase a total of 750,000 restricted shares of our common stock, which warrants will have a term of five years and an exercise price of $0.70 per share. The limited carry provides that for the remainder of the 2020 calendar year, Hudspeth will pay all costs and expenses attributable to the assigned working interests, except where prohibited by law or regulation. The top-off obligation provides that, subject to the terms and conditions of the Conversion Agreements, if (a) we sell our entire working interest in the Orogrande Project, (b) as part of such sale, the holder’s entire working interests are sold, and (c) the gross proceeds received by all the holders in such transaction are equal to less than $9,000,000; then we must pay the holders an amount equal to $9,000,000, (i) less gross proceeds the holders received in the transaction, (ii) less the amount of the carry the holders received under the Conversion Agreements, and (iii) less any gross proceeds the holders received in any farmouts occurring prior to the transaction.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SUBSEQUENT EVENTS - continued

On February 20, 2020, the Company extended the maturity on $4 million of the 12% unsecured promissory notes previously due in April, 2020. The maturity date of the subject promissory note has been extended for one year, from April 10, 2020 to April 10, 2021 and is classified as a long term liability in the accompanying consolidated balance sheet.

As part of the terms of the referenced extension agreement, the Company paid the noteholder a fee of $80,000. The promissory note was originally issued in April 2017, and provides for monthly payments of interest only at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity. The noteholder also receives annual payments of common stock at the rate of 2.5% of the principal amount outstanding, based on a volume-weighted average price.

On January 16, 2020, the Company announced the closing of its underwritten public offering of 3,285,715 shares of its common stock at a public offering price of $0.70 per share, for total gross proceeds of approximately $2.3 million, before deducting underwriting discounts and other offering expenses payable by the Company.

A shelf registration statement relating to the shares of common stock issued in the offering was filed with the Securities and Exchange Commission (the “SEC”).

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

Investment in oil and gas properties during the years ended December 31, 2019 and 2018 is detailed as follows:

	2019	2018
Property acquisition costs	$-	$1,072,047
Development costs	$6,641,467	$9,191,041
Exploratory costs	$-	$-

Totals	$9,415,551	$10,263,088

Property acquisition costs presented above exclude interest capitalized into the full cost pool of $2,858,753 in 2019 and $2,084,026 in 2018.

Property acquisition cost relates to the Company’s acquisition of additional working interests in the Orogrande Project in west Texas and the acquisition of the Warwink Project, also in west Texas. The development costs include work in the Orogrande, Hazel, and Warwink projects in west Texas. No development costs were incurred for Oklahoma properties in 2019.

Oil and Natural Gas Reserves

Reserve Estimates

SEC Case. The following tables sets forth, as of December 31, 2019, our estimated net proved oil and natural gas reserves, the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves and our estimated net probable oil and natural gas reserves, each prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”). All of our reserves are located in the United States.

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

The estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2019. For purposes of determining prices, we used the average of prices received for each month within the 12-month period ended December 31, 2019, adjusted for quality and location differences, which was $62.04 per barrel of oil and $3.10 per MCF of gas. This average historical price is not a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

	December 31, 2019			December 31, 2019
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	14,700	21,100	18,217	$634	$514
Proved Nonproducing	0	0	0	$-	$-
Total Proved	14,700	21,100	18,217	$634	$514

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$539

Probable Undeveloped	0	0	0	$-	$-

	December 31, 2018			December 31, 2018
	Reserves			Future Net Revenue (M$)
					Present Value
					Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	177,300	51,100	185,817	$4,027	$2,029
Proved Undeveloped	797,500	105,800	815,133	$15,313	$2,895
Total Proved	974,800	156,900	1,000,950	$19,340	$4,924

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$5,341

Probable Undeveloped	0	0	0	$-	$-

The upward revisions of previous estimates from 2017 to 2018 of proved reserves of 972,500 BBLS and 113,100 MCF resulted primarily from 2018 reserve report calculations for the Company’s properties which included reserves from producing properties in the Hazel and Warwink Projects for the first time. The decrease in producing reserves from 2018 to 2019 from 185,817 to 18,217 BOE is related to the shut in of the Hazel Flying B #3 well in May, 2019 and the decline in production in the Oklahoma properties. Neither of these properties were economic under the 2019 Reserve Report.

Reserve values as of December 31, 2019 are related to a single producing well in the Warwink Project.

BOE equivalents are determined by combining barrels of oil with MCF of gas divided by six.

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Year Ended December 31, 2019

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)	BOE
TOTAL PROVED RESERVES:
Beginning of period	974,780	156,940	1,000,937
Revisions of previous estimates	(944,985)	(121,400)	(965,218)
Extensions, discoveries and other additions	-	-	-
Divestiture of Reserves	-	-	-
Acquisition of Reserves	-	-	-
Production	(15,085)	(14,410)	(17,487)
End of period	14,710	21,130	18,233

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Year Ended December 31, 2018

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)	BOE
TOTAL PROVED RESERVES:
Beginning of period	2,300	43,800	9,600
Revisions of previous estimates	21,257	(7,709)	19,972
Extensions, discoveries and other additions	974,110	138,670	997,222
Divestiture of Reserves	-	-	-
Acquisition of Reserves	-	-	-
Production	(22,887)	(17,821)	(25,857)
End of period	974,780	156,940	1,000,937

Standardized Measure of Oil & Gas Quantities
Year Ended December 31, 2019 & 2018

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

	2019	2018
Future cash inflows	$843,040	$46,335,070
Future production costs	(196,670)	(15,042,900)
Future development costs	-	(11,740,000)
Future income tax expense	-	-
Future net cash flows	646,370	19,552,170
10% annual discount for estimated timing of cash flows	(107,070)	(14,210,840)
Standardized measure of discounted future net cash flows related to proved reserves	$539,300	$5,341,330

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows:

	2019	2018
Balance, beginning of period	$5,341,330	$123,268
Net change in sales and transfer prices and in production (lifting) costs related to future production	1,176,090	40,762
Changes in estimated future development costs	1,851,760	(8,718,999)
Net change due to revisions in quantity estimates	(5,896,344)	289,740
Accretion of discount	(868,787)	1,036
Other	(1,763,161)	(385,278)

Net change due to extensions and discoveries	-	14,467,005
Net change due to sales of minerals in place	-	-
Sales and transfers of oil and gas produced during the period	(294,912)	(476,204)
Previously estimated development costs incurred during the period	993,324	-
Net change in income taxes	-	-
Balance, end of period	$539,300	$5,341,330

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

Results of Operations for Oil and Gas Producing Activities
For the Year Ended December 31, 2019	Total	Texas	Oklahoma

Oil and Gas revenue	$746,263	$725,668	$20,595

Production costs	$451,325	$426,096	$25,229
Depreciation, depletion, and amortization	$4,388,868	$3,814,938	$573,930
Exploration expenses	$-	$-	$-
	4,840,193	$4,241,034	$599,159

Income tax expense	$-	$-	$-

Results of Operations (excluding corporate overhead and interest costs)	$(4,093,930)	$(3,515,366)	$(578,564)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has also evaluated the effectiveness of its internal control over financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework (2013). Based on the results of this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2019. The independent registered public accounting firm of Briggs & Veselka Co, the auditors of the Company’s financial statements included in the Annual Report, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position(s) and Office(s)
John A. Brda	55	Chief Executive Officer, Secretary and Director
Roger N. Wurtele	73	Chief Financial Officer
Greg McCabe, Sr.	59	Director
Alexandre Zyngier	50	Director
Robert Lance Cook	63	Director
Michael Graves	52	Director

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

Alexandre Zyngier – Mr. Zyngier has served on our Board of Directors since June 2016. He has been the Managing Director of Batuta Advisors since founding it in August 2013. The firm pursues high return investment and advisory opportunities in the distressed and turnaround sectors. Mr. Zyngier has over 20 years of investment, strategy, and operating experience. He is currently a director of Atari SA, AudioEye Inc. and Applied Minerals, Inc. and certain other private entities. Before starting Batuta Advisors, Mr. Zyngier was a portfolio manager at Alden Global Capital from February 2009 until August 2013, investing in public and private opportunities. He has also worked as a portfolio manager at Goldman Sachs & Co. and Deutsche Bank Co. Additionally, he was a strategy consultant at McKinsey & Company and a technical brand manager at Procter & Gamble. Mr. Zyngier holds an MBA in Finance and Accounting from the University of Chicago and a BS in Chemical Engineering from UNICAMP in Brazil.

We believe that Mr. Zyngier’s investment experience and his experience in overseeing a broad range of companies will greatly benefit the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2019, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2019, except for the late filings of a Form 4 by our directors Alexandre Zyngier, Michael Graves and Robert Lance Cook in November 2019 and the late filings of a Form 3 and Form 4 by Mr. Cook in February 2019.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years of 2019 and 2018 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers.

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
John A. Brda	2019	$375,000	-	-	$-	-	-	-	$375,000
CEO/Secretary/Director	2018	$375,000	-	-	$-	-	-	-	$375,000

Roger Wurtele	2019	$225,000	-	-	$-	-	-	-	$225,000
CFO	2018	$225,000	-	-	$-	-	-	-	$225,000

(A)	Stock/Option Value as applicable is determined using the Black Scholes Method.

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

ITEM 11. EXECUTIVE COMPENSATION - continued

Outstanding Equity Awards at Fiscal Year End

The following table details all outstanding equity awards held by our named executive officers at December 31, 2019:

	Option Awards			Equity Incentive
	Number of		Number of	Plan Awards:
	Securities		Securities	Number of
	Underlying		Underlying	Securities
	Unexercised		Unexercised	Underlying	Option
	Options		Options	Unexercised	Exercise	Option
	(#)		(#)	Unearned Options	Price	Expiration
Name	Exercisable		Unexercisable	(#)	($)	Date

John A. Brda	3,000,000	(1)	-	-	$1.57	6/11/2020

Roger Wurtele	1,500,000	(1)	-	-	$1.57	6/11/2020

(1)	The options were awarded on June 11, 2015. The options were granted under our 2015 Stock Option Plan which plan was approved by stockholders on September 9, 2015. Presently, the options are all fully vested.

Compensation of Directors

We have no standard arrangement pursuant to which directors are compensated for any services they provide or for committee participation or special assignments. We anticipate, however, implementing more standardized director compensation arrangements in the near future.

Summary Director Compensation Table

Compensation to directors during the year ended December 31, 2019 was as follows:

	Fees Earned					Nonqualified
	Paid		Option Awards		Non-Equity	Deferred	All
	in	Stock	Option		Incentive Plan	Compensation	Other
	Cash	Awards	Awards		Compensation	Earnings	Compensation	Total
Name	($)	($)	($)(A)		($)	($)	($)	($)

Alexandre Zyngier	-	-	$60,500	(1)	-	-	-	$60,500
Robert Lance Cook	-	-	$84,250	(1)(2)	-	-	-	$84,250
Michael Graves	-	-	$60,500	(1)	-	-	-	$60,500

(A)	Stock Value as applicable is determined using the Black Scholes Method.

(1)	On November 13, 2019, this director was granted 200,000 stock options under the 2015 Stock Option Plan as director compensation. 100,000 of the stock options vested immediately, and the remaining 100,000 stock options vest on November 13, 2020.

(2)	On February 7, 2019, this director was granted 100,000 stock options under the 2015 Stock Option Plan as director compensation. All 100,000 of the stock options vested immediately.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 11, 2020, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. The table includes these persons' beneficial ownership of common stock. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Torchlight Energy Resources, Inc., 5700 W. Plano Parkway, Suite 3600, Plano, Texas 75093. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 79,706,131 shares of common stock outstanding at March 11, 2020 (which amount excludes the 262,001 restricted shares of common stock held by our director Alexandre Zyngier). In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days after March 11, 2020 and shares of common stock issuable upon conversion of other securities held by that person that are currently convertible or convertible within 60 days after March 11, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Shares Beneficially Owned

	Common Stock
Name of beneficial owner	Shares		% of Class

John A. Brda	5,318,322	(1)	6.43
President, CEO, Secretary and Director

Gregory McCabe	13,648,390	(2)	17.10
Director (Chairman of the Board)

Roger N. Wurtele	1,510,000	(3)	1.86
Chief Financial Officer

Robert Lance Cook	200,000	(4)	*
Director

Michael J. Graves	645,000	(5)	*
Director

Alexandre Zyngier	500,000	(6)	*
Director

All directors and executive officers as a group (6 persons)	21,821,712		25.52

Robert Kenneth Dulin (7)	4,351,381	(7)	5.34

(1)	Includes 2,318,322 shares of common stock held by the John A. Brda Trust (the “Trust”). Mr. Brda is the settlor of the Trust and reserves the right to revoke the Trust without the consent of another person. Further, he is the trustee of the Trust and exercises investment control over the securities held by the Trust. Also includes stock options that are exercisable into 3,000,000 shares of common stock, held individually by Mr. Brda.

(2)	Includes (a) 10,264,335 shares of common stock held individually by Mr. McCabe; (b) securities held by G Mc Exploration, LLC (“GME”), including (i) 797,099 shares of common stock and (ii) 86,956 shares issuable upon exercise of warrants; and (c) 2,500,000 shares of common stock beneficially owned by McCabe Petroleum Corporation (“MPC”). Mr. McCabe may be deemed to hold beneficial ownership of securities held by GME as a result of his ownership of 50% of the outstanding membership interests of GME. Mr. McCabe may be deemed to hold beneficial ownership of securities held by MPC as a result of his ownership of 100% of the outstanding shares of capital stock of MPC.

(3)	Includes 10,000 shares of common stock and stock options that are exercisable into 1,500,000 shares of common stock held by Mr. Wurtele.

(4)	Includes stock options that are exercisable into 200,000 shares of common stock held by Mr. Cook. Excludes stock options that are exercisable into 100,000 shares of common stock held by Mr. Cook that are not scheduled to vest within 60 days after March 11, 2020.

(5)	Includes 145,000 shares of common stock and stock options that are exercisable into 500,000 shares of common stock held by Mr. Graves. Excludes stock options that are exercisable into 100,000 shares of common stock held by Mr. Graves that are not scheduled to vest within 60 days after March 11, 2020.

(6)	Includes stock options that are exercisable into 500,000 shares of common stock held by Mr. Zyngier. Excludes stock options that are exercisable into 100,000 shares of common stock held by Mr. Zyngier that are not scheduled to vest within 60 days after March 11, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - continued

(7)	Includes (a) securities held individually by Robert Kenneth Dulin, including (i) 27,000 shares of common stock and (ii) warrants that are exercisable into 150,000 shares of common stock; (b) 243,360 shares of common stock held in trust for the benefit of immediate family members of Mr. Dulin; (c) securities held by Sawtooth Properties, LLLP (“Sawtooth”), including (i) 892,258 shares of common stock and (ii) warrants that are exercisable into 234,745 shares of common stock; (d) securities held by Black Hills Properties, LLLP (“Black Hills”), including (i) 612,099 shares of common stock, and (ii) warrants that are exercisable into 189,956 shares of common stock; (e) securities held by Pine River Ranch, LLC (“Pine River”), including (i) 801,939 shares of common stock and (ii) warrants that are exercisable into 450,024 shares of common stock; and (f) securities held by Pandora Energy, LP (“Pandora”), including warrants that are exercisable into 750,000 shares of common stock. Mr. Dulin is trustee/custodian of each of the trusts and/or accounts referenced in “(b)” above and has voting and investment authority over the shares held by them. Mr. Dulin is the Managing Partner of Sawtooth Properties, LLLP, the Managing Partner of Black Hills, the Managing Member of Pine River, and the General Partner of Pandora, and he has voting and investment authority over the shares held by each entity. Mr. Dulin’s address is 8449 Greenwood Drive, Niwot, Colorado, 80503. The information herein is based in part on information provided to us by Mr. Dulin, and accordingly, we are unable to verify the accuracy this information.

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

On October 17, 2018, we sold to certain investors in a private transaction 16% Series C Unsecured Convertible Promissory Notes with a total principal amount of $6,000,000. Interest and principal were due and payable on the notes in one balloon payment at maturity on April 17, 2020. The notes were convertible, at the election of the holders, into an aggregate 6% working interest in certain oil and gas leases in Hudspeth County, Texas, known as our “Orogrande Project.” The notes allowed us to redeem them early only upon the event of a fundamental transaction, such as a merger or sale of substantially all our assets. The notes provided that the noteholders may accelerate and declare any and all of the obligations under the notes to be immediately due and payable in the event of default, such as nonpayment, failure to perform required conversions, failure to perform any covenant or agreement under the notes, an insolvency event, or certain defaults or judgments. As part of the sale of the of the notes, the noteholders required that McCabe Petroleum Corporation, a Texas corporation owned by our Chairman Gregory McCabe (“MPC”), provide them a put option whereby they had the right to have MPC purchase from them any unpaid principal amount due on the notes. Additionally, the notes provided that if there was a fundamental transaction, Mr. McCabe would be required to pay a fee to each noteholder that elects not to convert or require MPC to purchase the principal amount under the note, which fee would be equal to such noteholder’s pro-rata share of a total fee amount of $1,500,000. We received total proceeds of $6,000,000 from the sale of the notes, of which $3,000,000 was used to pay back the promissory note issued to MPC on December 1, 2017, which note was due on December 31, 2020. We used the remaining proceeds for working capital and general corporate purposes, which included, without limitation, drilling and lease acquisition capital. Prior to entering into the above transactions, our Board of Directors formed a special committee composed of independent directors to analyze and authorize the transactions on behalf of Torchlight Energy Resources, Inc. and determine whether the transactions are fair to the company. In this role, the special committee engaged an independent financial consulting firm which rendered a fairness opinion deeming that the transactions were fair to the company, from a financial point of view, and contained terms no less favorable to the company than those that could be obtained in arm’s length transactions On March 9, 2020, each of the noteholders entered into a Conversion Agreement with us and our subsidiary Hudspeth Oil Corporation (“Hudspeth”), under which the noteholders elected to convert the notes, in accordance with their terms, into an aggregate 6% working interest (of all such holders) in the Orogrande Project. Upon the conversion, MPC’s put option obligation along with Mr. McCabe’s obligation in connection with a fundamental transaction were both effectively eliminated.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided by our auditor, Briggs & Veselka Co. and our independent consultant during the years ended December 31, 2019 and 2018.

	2019	2018
Audit Fees(1)	$162,309	$159,253
Audit Related Fees(2)	46,473	107,186
Tax Fees(3)	47,000	20,400
All Other Fees	438	41,959

Total Fees	$256,220	$328,798

(1)	Audit Fees: This category represents the aggregate fees billed for professional services rendered by the principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years.

(2)	Audit Related Fees: This category consists of the aggregate fees billed for SOX 404 Internal Control compliance services and assurance and related services by our independent consultant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent consultant for tax compliance, tax advice, and tax planning.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description

2.1	Share Exchange Agreement dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010.) *

3.1	Articles of Incorporation. (Incorporated by reference from Form 10-K filed with the SEC on March 18, 2019.) *

3.2	Certificate of Amendment to Articles of Incorporation dated December 10, 2014. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2015.) *

3.3	Certificate of Amendment to Articles of Incorporation dated September 15, 2015. (Incorporated by reference from Form 10-Q filed with the SEC on November 12, 2015.) *

3.4	Certificate of Amendment to Articles of Incorporation dated August 18, 2017. (Incorporated by reference from Form 10-Q filed with the SEC on November 9, 2018.) *

3.5	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on October 26, 2016.) *

10.1	Employment Agreement (with John A. Brda) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.2	Employment Agreement (with Roger Wurtele) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.3	Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and certain other parties (Incorporated by reference from Form 8-K filed with the SEC on September 29, 2015) *

10.4	Purchase and Sale Agreement with Husky Ventures, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 12, 2015) *

10.5	Purchase Agreement with McCabe Petroleum Corporation for acquisition of “Hazel Project” (Incorporated by reference from Form 10-Q filed with the SEC on August 15, 2016) *

10.6	Agreement and Plan of Reorganization and Plan of Merger with Line Drive Energy, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.7	Purchase and Sale Agreement with Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.8	12% 2020 Senior Unsecured Promissory Note (form of) (Incorporated by reference from Form 10-Q filed with the SEC on May 12, 2017) *

10.9	Agreement and Plan of Reorganization and Plan of Merger with McCabe Petroleum Corporation and Warwink Properties, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

ITEM 15. EXHIBITS - continued

10.10	Purchase Agreement with Torchlight Energy, Inc. and McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.11	Promissory Note for $3,250,000 by Torchlight Energy, Inc. to McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.12	Assignment of Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.13	12% 2020 Senior Unsecured Promissory Note for $4,500,000 with David A. Straz, Jr Revocable Trust of 1986 (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.14	Underwriting Agreement, dated April 19, 2018, between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC (Incorporated by reference from Form 8-K filed with the SEC on April 19, 2018) *

10.15	Purchase & Settlement Agreement, dated July 24, 2018, between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation, Founders Oil & Gas, LLC, Founders Oil & Gas Operating, LLC, Wolfbone Investments, LLC and McCabe Petroleum. Corporation (Incorporated by reference from Form 10-Q filed with the SEC on August 9, 2018) *

10.16	16% Series C Unsecured Convertible Promissory Note (form of) dated October 17, 2018 (Incorporated by reference from Form 8-K filed with the SEC on October 18, 2018)*

10.17	Underwriting Agreement, dated January 14, 2020, between Torchlight Energy Resources, Inc. and Aegis Capital Corp. (Incorporated by reference from Form 8-K filed with the SEC on January 14, 2020) *

10.18	Conversion Agreement (form of) dated March 9, 2020 between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation and the previous holders of 16% Series C Unsecured Convertible Promissory Notes

14.1	Code of Ethics (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

21.1	Subsidiaries

23.1	Consent of Briggs & Veselka Co.

23.2	Consent of PeTech Enterprises, Inc.

31.1	Certification of principal executive officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

99.1	Report of PeTech Enterprises, Inc.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definitions Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torchlight Energy Resources, Inc.

/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: March 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Brda
John A. Brda	Director, Chief Executive Officer, President and Secretary	March 16, 2020

/s/ Gregory McCabe
Gregory McCabe	Director (Chairman of the Board)	March 16, 2020

/s/ Roger N. Wurtele
Roger N. Wurtele	Chief Financial Officer and Principal Accounting Officer	March 16, 2020

/s/ Robert Lance Cook
Robert Lance Cook	Director	March 16, 2020

/s/ Alexandre Zyngier
Alexandre Zyngier	Director	March 16, 2020

/s/ Michael J. Graves
Michael J. Graves	Director	March 16, 2020