Form 10-Q
period 2020-03-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2020-06-05
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2020

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

As of June 5, 2020, there were 86,216,424 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019 and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with our ability to extend or restructure existing debt, to obtain additional capital in the future to repay outstanding debt and fund planned expansion, the demand for oil and natural gas which demand could be materially affected by the economic impacts of COVID-19 and possible increases in supply from Russia and OPEC, general economic factors, competition in the industry, our ability to regain and maintain compliance with the minimum bid price requirement of the Nasdaq Stock Market and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “Torchlight,” “we,” “our,” and similar terms include Torchlight Energy Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$82,654	$89,730
Accounts receivable	222,509	199,462
Production revenue receivable	71,106	100,546
Subscription receivable	0	250,000
Prepaid expenses	61,671	96,006
Total current assets	437,940	735,744

Oil and gas properties, net	33,947,468	40,182,043
Office equipment, net	5,867	6,348

TOTAL ASSETS	$34,391,275	$40,924,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,423,626	$1,444,002
12% 2020 Unsecured promissory notes, net of $825 and $127,170 of discount and financing costs, respectively	64,297	8,437,127
10% 2020 Convertible promissory notes payable	540,000	540,000
14% 2020 Convertible promissory notes payable	-	2,000,000
Due to working interest owners	54,320	54,320
Accrued interest payable	599,742	445,861
Total current liabilities	3,681,985	12,921,310

12% 2021 Secured promissory notes, net of $136,704 and $59,297 of discount and financing costs, respectively	12,362,471	3,940,703
8% 2021 Convertible promissory notes payable, net of $1,065,619 and $1,186,029 of discount and BCF, respectively	894,381	773,971
14% 2021 Convertible promissory notes payable	2,000,000	-
Convertible notes payable and accrued interest	-	7,157,260
Accrued payroll	1,041,176	996,176
Related party payables	45,000	45,000
Asset retirement obligations	23,461	23,319

Total liabilities	20,048,474	25,857,739

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized; -0- issued and outstanding at March 31,2020 and December 31, 2019	-	-
Common stock, par value $0.001; 150,000,000 shares authorized; 80,272,757 issued and outstanding at March 31, 2020; 76,222,042 issued and outstanding at December 31, 2019	80,276	76,225
Additional paid-in capital	117,110,089	114,143,872
Accumulated deficit	(102,847,564)	(99,153,701)
Total stockholders’ equity	14,342,801	15,066,396

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,391,275	$40,924,135

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Oil and gas sales	$84,620	$310,837

Cost of revenues	(67,858)	(127,622)

Gross profit	16,762	183,215

Operating expenses:
General and administrative	1,047,624	1,042,757
Depreciation, depletion and amortization	447,405	185,426
Loss on extinguishment of debt	1,829,651	-
Impairment loss	-	474,357
Total operating expenses	3,324,680	1,702,540

Other income (expense)
Interest expense and accretion of note discounts	(385,945)	(158,599)
Interest income	-	50
Total (expense), net	(385,945)	(158,549)

Loss before income taxes	(3,693,863)	(1,677,874)

Provision for income taxes	-	-

Net loss	$(3,693,863)	$(1,677,874)

Loss per common share:
Basic and Diluted	$(0.05)	$(0.02)
Weighted average number of common shares outstanding:
Basic and Diluted	79,595,394	70,771,643

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Cash Flows From Operating Activities
Net loss	$(3,693,863)	$(1,677,874)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	230,650	397,250
Stock issued for interest payments on notes payable	-	14,628
Amortization of debt issuance costs	71,647	71,647
Accretion of note discounts	57,291	57,291
Amortization of beneficial conversion on CV notes	120,410	-
Accrued interest payable in stock	305,202	76,284
Depreciation, depletion and amortization	447,405	185,426
Loss on extinguishment of debt	1,829,651	-
Impairment loss	-	474,357
Change in:
Accounts receivable	(23,047)	(54,700)
Production revenue receivable	29,440	136,981
Prepayments - development costs	-	144,062
Prepaid expenses	34,335	31,605
Accounts payable and accrued expenses	247,269	(299,965)
Accrued interest payable	22,268	252,055
Net cash from operating activities	(321,342)	(190,953)

Cash Flows From Investing Activities
Investment in oil and gas properties	(2,212,852)	(2,404,783)

Net cash from investing activities	(2,212,852)	(2,404,783)

Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	2,357,118	1,274,080
Proceeds from stock subscription receivable	250,000	-
Proceeds from notes payable	-	2,000,000
Payment of extension fee on note payable	(80,000)	-
Proceeds from exercise of warrants into common stock	-	77,000
Net cash from financing activities	2,527,118	3,351,080

Net (decrease) in cash	(7,076)	755,344

Cash - beginning of period	89,730	840,163

Cash - end of period	$82,654	$1,595,507

Supplemental disclosure of cash flow information:
Cash paid for interest	$399,677	$371,765

Cash paid for state franchise tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt converted by transfer of working interest	$7,330,849	$-
Interest in accounts payable for property development costs	$839,855	$709,006

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total
Balance, December 31, 2019	76,222,042	$76,225	$114,143,872	$(99,153,701)	$15,066,396

Issuance of common stock for services	125,000	125	86,125	-	86,250
Issuance of common stock to a vendor for delay in payment	40,000	40	25,960	-	26,000
Issuance of common stock for cash, less underwriting/offering costs	3,885,715	3,886	2,353,232	-	2,357,118
Warrants issued in conversion of notes payable	-	-	382,500	-	382,500
Warrants issued for services	-	-	98,900	-	98,900
Stock options issued for services	-	-	19,500	-	19,500
Net loss	-	-	-	(3,693,863)	(3,693,863)

Balance, March 31, 2020	80,272,757	$80,276	$117,110,089	$(102,847,564)	$14,342,801

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total
Balance, December 31, 2018	70,112,376	$70,116	$107,266,965	$(89,314,305)	$18,022,776

Issuance of common stock for services	92,593	92	99,908		100,000
Issuance of common stock for cash	1,592,600	1,593	1,272,487		1,274,080
Issuance of common stock for interest	13,546	13	14,615		14,628
Issuance of common stock for warrant exercise	100,000	100	76,900		77,000
Warrants issued for services			186,000		186,000
Stock options issued for services			111,250		111,250
Net loss				(1,677,874)	(1,677,874)

Balance, March 31, 2019	71,911,115	$71,914	$109,028,125	$(90,992,179)	$18,107,860

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

2. GOING CONCERN

At March 31, 2020, the Company had not yet achieved profitable operations. We had a net loss of $3,693,863 for the three months ended March 31, 2020 and had accumulated losses of $102,847,564 since our inception. We expect to incur further losses in the development of our business. The Company had a working capital deficit as of March 31, 2020 of $3,244,045. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of March 31, 2020 and December 31, 2019, no valuation allowance was considered necessary.

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

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the three months ended March 31, 2020 and 2019, the Company capitalized $614,479 and $670,963, respectively, of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related realizable tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The Company recorded an impairment expense of $-0- and $474,357 for the three months ended March 31, 2020 and 2019, respectively, to recognize the adjustment required by the ceiling test.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statements of operation. The Company has not recorded any interest or penalties associated with unrecognized tax benefits for any periods covered by these financial statements.

Share-based compensation – Compensation cost for equity awards is based on the fair value of the equity instrument on the date of grant and is recognized over the period during which an employee is required to provide service in exchange for the award.

TORCHLIGHT ENERGY RESOURCES, INC.
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

Revenues from oil and gas sales are detailed as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Revenues

Oil sales	$82,113	$302,145

Gas sales	2,507	8,692

Total	$84,620	$310,837

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

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES - continued

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The calculation of diluted earnings per share excludes 13,766,528 shares issuable upon the exercise of outstanding warrants and options because their effect would be anti-dilutive.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of March 31, 2020 and December 31, 2019.

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

Subsequent events – The Company evaluated subsequent events through June 5, 2020, the date of issuance of these financial statements. Subsequent events are disclosed in Note 11.

4. OIL & GAS PROPERTIES

The following table presents the capitalized costs for oil & gas properties of the Company as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Evaluated costs subject to amortization	$13,253,523	$13,243,541
Unevaluated costs	33,870,107	39,667,740
Total capitalized costs	47,123,630	52,911,281
Less accumulated depreciation, depletion and amortization	(13,176,162)	(12,729,238)
Total oil and gas properties	$33,947,468	$40,182,043

Unevaluated costs as of March 31, 2020 include cumulative costs on developing projects including the Orogrande, Hazel, and Winkler projects in West Texas.

The Company identified impairment of $2,300,626 in 2017 related to its unevaluated properties. The Company adjusted the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of unevaluated leases in 2017 in the amount of $2,300,626. The impact of this change was to increase the basis for calculation of future period’s depletion, depreciation and amortization to include $2,300,626 of cost which will effectively recognize the impairment on the consolidated statement of operations over future periods. The $2,300,626 has also become an evaluated cost for purposes of ceiling tests and which may cause recognition of increased impairment expense in future periods. An impairment of unevaluated costs in 2019 of $756,964 has also been added to the basis for calculation of depletion, depreciation, and amortization.

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

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. OIL & GAS PROPERTIES - continued

Current Projects

As of March 31, 2020, we had interests in four oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, the Winkler Project in Winkler County, Texas and the Hunton wells in partnership with Husky Ventures in central Oklahoma.

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Gregory McCabe, our Chairman. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, at closing, we purchased 100% of the capital stock of Hudspeth which holds certain oil and gas assets, including a 100% working interest in approximately 172,000 mostly contiguous acres in the Orogrande Basin in West Texas. As of December 31, 2017, leases covering approximately 134,000 acres remain in effect. As consideration, at closing we issued 868,750 restricted shares of our common stock to Mr. McCabe and paid a total of $100,000 in geologic origination fees to third parties. Additionally, Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. Mr. McCabe also holds a 4.5% overriding royalty interest in the Orogrande acreage, which he obtained prior to, and was not a part of, the August 2014 transaction. We believe all drilling obligations through March 31, 2020 have been met. We have received a waiver of the requirement to develop four wells in 2020.

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

The DDU Agreement allows for all 192 existing leases covering approximately 134,000 net acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2023, and the time to drill on the drilling and development unit continues through December 2023. The DDU Agreement also grants the right to extend the DDU Agreement through December 2028 if compliance with the DDU Agreement is met and the extension fee associated with the additional time is paid. Our drilling obligations began with one well to be spudded and drilled on or before September 1, 2017, and increased to two wells in year 2018, three wells in year 2019, four wells in year 2020 and five wells per year in years 2021, 2022 and 2023. We have received a waiver of the requirement to develop four wells in 2020. The obligation for 2021 and years following will return to the schedule in the DDU Agreement. The drilling obligations are minimum yearly requirements and may be exceeded if acceleration is desired. The DDU Agreement replaces all prior agreements, and will govern future drilling obligations on the drilling and development unit if the DDU Agreement is extended. The Company drilled three wells during fourth quarter, 2019.

The Company has developed vertical tests wells in the Orogrande Project. The Orogrande Rich A-11 test well was spudded on March 31, 2015, drilled in the second quarter of 2015 and was evaluated and numerous scientific tests were performed to provide key data for the field development thesis. We believe that future utility of this well may be conversion to a salt water disposal well in the course of further development of the Orogrande acreage. The University Founders B-19 #1 was spudded on April 24, 2016 and drilled in the second quarter of 2016. The well successfully pumped down completion fluid in the third quarter of 2016 and indications of hydrocarbons were seen at the surface on this second Orogrande Project test well. We believe that future utility of this well may be conversion to a salt water disposal well in the course of further development of the Orogrande acreage.

TORCHLIGHT ENERGY RESOURCES, INC.
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

On July 25, 2018, we and Hudspeth entered into a Settlement & Purchase Agreement (the “Settlement Agreement”) with Founders (and Founders Oil & Gas Operating, LLC), Wolfbone and MPC, which agreement provides for Hudspeth and Wolfbone to each immediately pay $625,000 and for Hudspeth or the Company and Wolfbone or MPC to each pay another $625,000 on July 20, 2019, as consideration for Founders assigning all of its working interest in the oil and gas leases of the Orogrande Project to Hudspeth and Wolfbone equally. The final payments were made on July 18, 2019. The assignments to Hudspeth and Wolfbone were made in July when the first payments were made. Future well capital spending obligations will require the same 50% contribution from Hudspeth and 50% from Wolfbone until such time as the $40.5 million to be spent on the project (as per our Assignment of Farmout Agreement with Founders) is completed. The Company estimates that there is still approximately $24.8 million remaining to be spent on the project until such time as the capital expenditures revert back to the percentages of the working interest owners. Additionally, the Settlement Agreement provides that the Founders parties will assign to the Company, Hudspeth, Wolfbone and MPC their claims against certain vendors for damages, if any, against such vendors for negligent services or defective equipment. Further, the Settlement Agreement has a mutual release and waivers among the parties.

After the assignment by Founders (for which Hudspeth’s total consideration was $1,250,000), Hudspeth’s working interest increased to 72.5%.

During the fourth quarter, 2019, the Company drilled three additional test wells in the Orogrande in order to stay in compliance with University Lands D&D Unit Agreement, as well as, to test for potential shallow pay zones and deeper pay zones that may be present on structural plays. Development of these wells continued into the three months ended March 31, 2020 to further capture and document the scientific base in support of demonstrating the production potential of the property. The Company is currently marketing the project for an outright sale or farm in partner. This marketing process has been long and arduous as the overall market is quite soft. Due to the size and scope of the project, we are dealing with very large companies that have multitudes of people reviewing our material, which in itself is extensive. During the marketing process, the Company and Wolfbone will endeavor to complete the University Maverick A24 #1 as a potential producer in the Atoka formation. Should a farm out partner or sale not occur, the Company and Wolfbone will continue to drill additional wells in the play in order to fulfill the obligations under the DDU Agreement.. We drilled to test the two obligation wells described above. The first well, the A35 1H, was drilled and cased in the Penn Section and tested with positive results of oil and gas production to the surface. This first well is a short horizontal in the proven Penn Section where we will be looking to break through the dual porosity system in place with a larger frac designed to open up the oil bearing pores. We also drilled the A25 #2 which was being drilled on an identified structure. This well is designed to test both conventional zones and potentially the unconventional Barnett and Woodford Zones ultimately drilling down to the cellar around 8,000 feet.

On March 9, 2020, holders of notes payable by the Company entered into a Conversion Agreement under which the noteholders elected to convert principal of $6,000,000 and approximately $1,331,000 of accrued interest on the notes, in accordance with their terms, into an aggregate 6% working interest (of all such holders) in the Orogrande Project.

The Orogrande Project ownership as of March 31, 2020 is detailed as follows:

	Revenue	Working
	Interest	Interest
University Lands - Mineral Owner	20.000%	n/a

ORRI - Magdalena Royalties, LLC, an entity controlled by Gregory McCabe, Chairman	4.500%	n/a

ORRI - Unrelated Party	0.500%	n/a

Hudspeth Oil Corporation, a subsidiary of Torchlight Energy Resources Inc.	49.875%	66.500%

Wolfbone Investments LLC, an entity controlled controlled by Gregory McCabe, Chairman	18.750%	25.000%

Conversion by Note Holders in March, 2020	4.500%	6.000%

Unrelated Party	1.875%	2.500%

	100.000%	100.000%

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

TORCHLIGHT ENERGY RESOURCES, INC.
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

We commenced planning to drill the Flying B Ranch #3 horizontal well in the Hazel Project in June 2017 in compliance with the continuous drilling obligation. The well was spudded on June 10, 2017. The well was completed and began production in late September 2017. As of March 31, 2020 the well is shut in due to high lease operating expenses as a result of lack of three phase electricity to the property which forced the use of diesel generation equipment to power the production facilities.

During the three months ended March 31, 2019 the Company deepened the Flying B #4 and took whole cores through all of the Wolfcamp A and the upper portion of the Wolfcamp B.

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

We were required to drill one well every six months to hold the entire 12,000 acre block for eighteen months until to November 22, 2018, and thereafter two wells every six months. During 2019 and the three months ended March 31, 2020 modifications were completed to mineral owner leases as described below.

Lease Modifications

In May 2019 we entered into agreements with two of the three mineral owners on the northern section of the leases to keep the entire acreage block as one lease with a one year extension. We issued each of them 50,000 shares of our common stock as consideration for this extension. As of March 31, 2020 we have structured the extension agreement retroactively with the third mineral owner for cash consideration. Due to this extension, our obligation for 2019 reduced to one obligation well. We finished that obligation well targeting a shallow zone that showed oil potential. For the remainder of 2020 the Company must drill one well in June and two wells by the December 31, 2020.

TORCHLIGHT ENERGY RESOURCES, INC.
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

TORCHLIGHT ENERGY RESOURCES, INC.
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

The operator has informed us that there will be no planned additional wells in the acreage in 2020. All acreage is presently held by production.

In December 2018, the Company began to take measures on its own to market the Winkler Project in an effort to focus on the Orogrande. This process is ongoing.

Hunton Play, Central Oklahoma

Presently, we are producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

With respect to marketing oil and natural gas properties, the Company has evaluated the properties being marketed to determine whether any should be reclassified as held-for-sale at March 31, 2020. The held-for-sale criteria include: management commits to a plan to sell; the asset is available for immediate sale; an active program to locate a buyer exists; the sale of the asset is probable and expected to be completed within one year; the asset is being actively marketed for sale; and it is unlikely that significant changes to the plan will be made. If each of these criteria is met, the property would be reclassified as held-for-sale on the Company’s consolidated balance sheets and measured at the lower of their carrying amount or estimated fair value less costs to sell. Fair values are estimated using accepted valuation techniques, such as a discounted cash flow model, valuations performed by third parties, earnings multiples, or indicative bids, when available. Management considers historical experience and all available information at the time the estimates are made; however, the fair value that is ultimately realized upon the sale of the assets to be divested may differ from the estimated fair values reflected in the consolidated financial statements. If each of these criteria is met, DD&A expense would not be recorded on assets to be divested once they are classified as held for sale. Based on management’s assessment, these criteria have not been met and no assets are classified as held for sale as of March 31, 2020.

5. RELATED PARTY PAYABLES

As of March 31, 2020 and December 31, 2019, related party payables of $45,000, and accrued payroll was $1,041,176 and $996,176, respectively, consisting of accrued and unpaid compensation due to our executive officers.

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company had a noncancelable lease for its office premises that expired on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Effective June 1, 2019 the Company entered into an agreement with a company that had been subleasing a portion of its office space to become the primary obligor on the lease and to assume full responsibility for lease payments after lease expiration on November 30, 2019. The Company has continued after November 30, 2019 as a subtenant on a month to month basis.

Legal Matters

On January 31, 2020, Torchlight Energy Resources, Inc. and its wholly owned subsidiaries Torchlight Energy, Inc. and Torchlight Energy Operating, LLC were served with a lawsuit brought by Goldstone Holding Company, LLC (Goldstone Holding Company, LLC v. Torchlight Energy, Inc., et al., in the 160th Judicial District Court of Dallas County, Texas). On February 24, 2020, Torchlight Energy Resources, Inc., Torchlight Energy, Inc., and Torchlight Energy Operating, LLC timely filed their answer, affirmative defenses, and requests for disclosure. The suit, which seeks monetary relief over $1 million, makes unspecified allegations of misrepresentations involving a November 2015 participation agreement and a 2016 amendment to the participation agreement. The Company has denied the allegations and has asserted several affirmative defenses including but not limited to, that the suit is barred by the applicable statute of limitations, that the claims have been released, and that the claims are barred because of contractual disclaimers between sophisticated parties.

On April 30, 2020, our wholly owned subsidiary, Hudspeth Oil Corporation, filed suit against Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies. The suit seeks the recovery of approximately $1.4 million in costs incurred as a result of a tool failure during drilling activities on the University Founders A25 #2 well that is located in the Orogrande Field.  Working interest owner Wolfbone Investments, LLC, a company owned by our Chairman Gregory Mccabe, is a co-plaintiff in that action. The defendant has been served, and its deadline to respond to the lawsuit is Monday, June 8, 2020. The suit, Hudspeth Oil Corporation and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies, was filed in the 189th Judicial District Court of Harris County, Texas.

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of March 31, 2020 and December 31, 2019, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY

Common Stock

On January 16, 2020, the Company announced the closing of its underwritten public offering of 3,285,715 shares of its common stock at a public offering price of $0.70 per share, for total proceeds of $1,997,118 after deducting underwriting discounts and other offering expenses payable by the Company.

The Company sold 600,000 shares of common stock for cash at $0.60 per share for total proceeds of $360,000 in a private placement.

During the three months ended March 31, 2020, the Company issued 125,000 shares of common stock with a fair value of $86,250 as compensation for services.

During the three months ended March 31, 2020, the Company issued 40,000 shares of common stock to a vendor with a fair value of $26,000 for delay in payment on outstanding account payable.

Warrants and Options

During the three months ended March 31, 2020, the Company issued 215,000 warrants with total fair value of $98,900 as compensation for services and recorded expense of $19,500 related to options issued in prior periods.

During the three months ended March 31, 2020, the Company issued 750,000 warrants valued at $382,500 in connection with the conversion of convertible notes payable into working interest in the Company’s Orogrande Project.

During the three months ended March 31, 2020, the Company issued 600,000 warrants in connection with the sale of 600,000 shares of common stock in a private placement.

A summary of warrants outstanding as of March 31, 2020 by exercise price and year of expiration is presented below:

Exercise	Expiration date In
Price	2020	2021	2022	2023	2024	2025	Total
$0.70	-	-	-	-	-	965,000	965,000
$0.80	-	-	-	-	-	2,266,667	2,266,667
$1.03	-	120,000	-	-	-	-	120,000
$1.14	-	-	-	600,000	-	-	600,000
$1.21	-	-	-	120,000	-	-	120,000
$1.35	-	-	365,455	-	-	-	365,455
$1.40	321,737	-	-	-	-	-	321,737
$1.63	-	-	-	-	100,000	-	100,000
$1.64	-	200,000	-	-	-	-	200,000
$1.80	1,250,000	-	-	-	-	-	1,250,000
$2.00	-	200,000	-	-	-	-	200,000
$2.23	339,901	-	-	-	-	-	339,901
	1,911,638	520,000	365,455	720,000	100,000	3,231,667	6,848,760

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY - continued

A summary of stock options outstanding as of March 31, 2020 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2020	2021	2022	2023	2024	Total
$0.85	-	-	-	-	600,000	600,000
$0.97	-	259,742	-	-	-	259,742
$1.10	-	-	800,000	-	-	800,000
$1.19	-	-	-	700,000	-	700,000
$1.57	4,500,000	-	-	-	-	4,500,000
$1.63	-	-	58,026	-	-	58,026
	4,500,000	259,742	858,026	700,000	600,000	6,917,768

At March 31, 2020, the Company had reserved 13,766,528 common shares for future exercise of warrants and options.

Warrants and options granted were valued using the Black-Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants and options issued were as follows:

2020
Risk-free interest rate	.58% - 1.21%
Expected volatility of common stock	204% - 205%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	Five Years

2019
Risk-free interest rate	2.40% - 2.46%
Expected volatility of common stock	105% - 107%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	Five Years

8. INCOME TAXES

The Company recorded no income tax provision at March 31, 2020 and 2019 because of losses incurred.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the three months ended March 31, 2020 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the three months ended March 31, 2019.

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $70,061,148 and $66,984,024 at March 31, 2020 and December 31, 2019, respectively. The federal net operating loss carryforward will begin to expire in 2033. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. PROMISSORY NOTES

Promissory Notes Issued in 2017

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

On February 20, 2020, the Company extended the maturity on $4 million of the 12% unsecured promissory notes previously due in April, 2020. The maturity date of the subject promissory note has been extended for one year, from April 10, 2020 to April 10, 2021.

As part of the terms of this extension agreement, the Company paid the noteholder a fee of $80,000. The promissory note was originally issued in April 2017, and provides for monthly payments of interest only at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity.

Promissory Notes Issued in 2018

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

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. PROMISSORY NOTES - continued

The effective interest rate is 15.88%.

On April 24, 2020, the Company entered into a Note Amendment Agreement with the David A. Straz, Jr. Foundation, as a lender (the “Straz Foundation”), the David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986, as a lender and collateral agent (the “Straz Trust”), and The Northern Trust Company and Christopher M. Straz, as co-trustees of the Straz Trust. Under the Note Amendment Agreement, the parties agreed to amend and restate the two promissory notes issued to the Straz Trust on April 10, 2017 and February 6, 2018 that have total principal outstanding of $8,500,000. Under the Note Amendment Agreement, the maturity dates of the two promissory notes held by the Straz Trust and the Note held by the Foundation were extended to April 10, 2021.

Under the Note Amendment Agreements, we and our subsidiaries provided a first priority lien on certain collateral in favor of the collateral agent for the benefit of the lenders. The collateral includes all assets and property held by Hudspeth Oil Corporation and Torchlight Hazel, LLC, which includes without limitation our working interest in certain oil and gas leases in Hudspeth County, Texas, known as the “Orogrande Project” and our working interest in certain oil and gas leases in the Midland Basin in West Texas, known as the “Hazel Project.” Further, these subsidiaries, along with Torchlight Energy, Inc., provided guaranty with respect to payment of the three promissory notes. The Note Amendment Agreements also provide that (a) upon any disposition of less than 100% of Borrower’s right, title and interest in and to the Orogrande Project or the Hazel Project, we must prepay an amount equal to 75% of the proceeds thereof (up to the outstanding amount due under the notes), unless such disposition results in us owning less than a 45% working interest (on an 8/8ths basis) in the Orogrande Project or the Hazel Project, in which case the prepayment amount is to be equal to 100% of such proceeds (up to the outstanding amount due under the notes); and (b) upon any disposition of 100% of our right, title and interest in and to the Orogrande Project or the Hazel Project, we must prepay an amount equal to 100% of the proceeds thereof (up to the outstanding amount due under the notes).

Additionally, the promissory notes, as amended, now provide conversion rights whereby the lenders will have the right, at each such lender’s option, to convert any portion of principal and interest into shares of common stock of Torchlight Energy Resources, Inc. at a conversion price of $1.50 per share.

The Note Amendment Agreements (as further amended) provided that no later than May 25, 2020, we were obligated to pay: (a) to the lenders all past due interest that has accrued on the existing promissory notes, and (b) to the Straz Trust a fee of $170,000 which payments were made. Further, the agreements have certain negative covenants regarding related party transactions, dividends, stock repurchases, grants of liens on other assets, and payment of accrued executive compensation. There are also typical affirmative covenants regarding legal compliance and payment of taxes. The agreements also provide certain notice and disclosure requirements, including notice of material events, such as defaults under other obligations and litigation.

All other terms and conditions of the three original promissory notes remain substantially unchanged, including without limitation, monthly payments of interest only at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity, and annual payments of common stock at the rate of 2.5% of the principal amount outstanding, based on a volume-weighted average price.

Since the extension of the notes was completed before the date of filing this report, the debt is presented on the balance sheet as noncurrent debt. Reference Note 11 – Subsequent Events.

In April 2019 and 2018, respectively, the holders of the notes described above received 202,316 and 172,342 shares of common stock as a payment in kind representing the annual payments of common stock due at the rate of 2.5% of principal amount outstanding as of April 10 based on a volume-weighted average price calculation. In April, 2020 the note holders’ payment in kind required the issuance of 680,377 shares of our common stock.

The 12% promissory note transactions through March 31, 2020 are summarized as follows:

12% 2020 Unsecured promissory note balance - December 31, 2019	$12,377,830

Accretion of discount and amortization of debt issuance costs	128,938
Debt extension fee paid	(80,000)

12% 2020 and 2021 Promissory note balance - March 31, 2020	$12,426,768

As reported on our Balance Sheet:
Current liabilities - 12% 2020 Unsecured promissory note	64,297
Other liabilities - 12% 2021 Secured promissory notes	12,362,471

$12,426,768

The 12% unsecured notes payable at December 31, 2019 included $64,297 due to a holder unrelated to the Straz entities. As of March 31, 2020 the amount payable to that holder remains unsecured. The note was due on April 10, 2020. The holder has agreed to extend the repayment date.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. PROMISSORY NOTES - continued

Convertible Notes Issued in October, 2018

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

On March 9, 2020, each of the noteholders entered into a Conversion Agreement with us and our subsidiary Hudspeth Oil Corporation (“Hudspeth”), under which the noteholders elected to convert the notes, in accordance with their terms, into an aggregate 6% working interest (of all such holders) in certain oil and gas leases in Hudspeth County, Texas, known as our “Orogrande Project.” Principal of $6,000,000 and approximately $1,331,000 of accrued interest were converted at March 9, 2020.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. PROMISSORY NOTES - continued

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

The transaction was treated as an extinguishment of debt. The fair value of the working interest transferred in the conversion of the debt was $8,778,000 and the value of warrants issued to the holders was $382,500. The Company recognized a Loss on extinguishment of debt in the amount of $1,829,651.

Convertible Notes Issued in First Quarter 2019

In February 2019 the Company raised a total of $2,000,000 from investors through the sale of two 14% Series D Unsecured Convertible Promissory Notes. Principal was payable in a lump sum at maturity on May 11, 2020 with payments of interest payable monthly at the rate of 14% per annum. Holders of the notes have the right to convert principal and interest at any time into common stock at a conversion price of $1.08 per share. The Company has the right to redeem the notes at any time, provided that the redemption amount must include all interest that would have been earned through maturity. The Company evaluated the notes for beneficial conversion features and derivative accounting criteria and concluded that derivative accounting treatment is not applicable.

On April 21, 2020, Torchlight Energy Resources, Inc. entered into agreements to amend the two 14% Series D Unsecured Convertible Promissory Notes that were originally issued on February 11, 2019 and have a total of $2,000,000 in principal outstanding. Under the amendment agreements, (a) the maturity dates were extended from May 11, 2020 to November 11, 2021, (b) the conversion price under which the noteholders may convert into our common stock was changed from $1.08 to $0.43, and (c) the noteholders were provided the right, at each noteholder’s election, to convert their notes into either (i) a working interest in the Orogrande Project at the rate of one acre per $1,100 of principal and unpaid interest converted, or (ii) a working interest in the Hazel Project at the rate of one acre per $1,300 of principal and unpaid interest converted; provided, that the noteholders’ right to convert into either such working interest is subject to approval of the collateral agent of the Note Amendment Agreement with the Straz parties.

Under the note amendments, the noteholders agreed to forebear demand or collection on all interest payments due and payable under the Note, including any past due interest payments, for 20 days after the execution of the Note Amendment Agreement. Further, we agreed to (a) issue each holder 20,000 restricted shares of common stock immediately and (b) pay each holder a fee of $10,000, at the same time as the payment of past due interest is paid. The past due interest was paid.

These two promissory notes will continue to provide for monthly payments of interest only at the rate of 14% per annum, with a balloon payment of the outstanding principal due and payable at maturity. Since the extension of the notes was completed before the date of filing this report, the debt is presented on the balance sheet as noncurrent debt. Reference Note 11 – Subsequent Events.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. PROMISSORY NOTES - continued

Convertible Notes Issued in Third Quarter 2019

In July 2019, the Company issued 8% Unsecured Convertible Promissory notes in the amount of $2,010,000 together with warrants to purchase our common stock. Principal and 8% interest are due at maturity on May 21, 2021. The principal and accrued interest on the notes are convertible into shares of common stock at $1.10 per common share at any time after the original issue date. Along with the notes, the three year warrants equal to 20% of the number of shares of common stock issuable upon the conversion of the notes were issued to note holders. The warrants are exercisable at $1.35 per share.

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

The allocated fair values of the BCF and the warrants was recorded as a debt discount from the face amount of the notes and such discount is being accreted over the expected term of the notes and is charged to interest expense. The Company recognized interest expense of $120,410 from the amortization of debt discount from notes for the three months ended March 31, 2020.

The Company evaluated the July, 2019 notes for derivative accounting criteria and concluded that derivative accounting treatment was not applicable.

Convertible Notes Issued in Fourth Quarter 2019

Effective October 31, 2019, the Company issued 10% Unsecured Convertible Promissory notes in the amount of $540,000. Principal and interest are due at maturity on December 3, 2020. The principal and accrued interest on the notes are convertible into shares of common stock at $0.75 per common share at any time after the original issue date. The notes are convertible, at the election of the holders, into an aggregate 0.367% working interest in our Orogrande Project.

The Company evaluated the October 2019 notes for BCF and derivative accounting criteria and concluded that there was no BCF or derivative accounting treatment applicable.

10. ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through March 31, 2020:

Asset retirement obligations – December 31, 2019	$23,319
Accretion expense	142
Estimated liabilities recorded	-

Asset retirement obligations – March 31, 2020	$23,461

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. SUBSEQUENT EVENTS

Extension of Promissory Notes

On April 24, 2020, Torchlight Energy Resources, Inc., along with its subsidiaries Hudspeth Oil Corporation, Torchlight  Hazel, LLC and Torchlight Energy, Inc., entered into a Note Amendment Agreement with each of the David A. Straz, Jr. Foundation, as a lender (the “Straz Foundation”), and a Note Amendment Agreement with the David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986, as a lender and collateral agent (the “Straz Trust”), and The Northern Trust Company and Christopher M. Straz, as co-trustees of the Straz Trust. Under the Note Amendment Agreements, the parties agreed to amend and restate the two promissory notes issued to the Straz Trust on April 10, 2017 and February 6, 2018 that have a total outstanding principal amount of $8,500,000, along with the promissory note issued to the Straz Foundation on April 10, 2017 which has an outstanding principal amount of $4,000,000. Under the Note Amendment Agreements, the maturity dates of the two promissory notes held by the Straz Trust and the Note held by the Foundation were extended to April 10, 2021. We had previously extended the maturity date of the promissory note held by the Straz Foundation to April 10, 2021.

Under the Note Amendment Agreements, we and our subsidiaries provided a first priority lien on certain collateral in favor of the collateral agent for the benefit of the lenders. The collateral includes all assets and property held by Hudspeth Oil Corporation and Torchlight Hazel, LLC, which includes without limitation our working interest in certain oil and gas leases in Hudspeth County, Texas, known as the “Orogrande Project” and our working interest in certain oil and gas leases in the Midland Basin in West Texas, known as the “Hazel Project.” Further, these subsidiaries, along with Torchlight Energy, Inc., provided guaranty with respect to payment of the three promissory notes. The Note Amendment Agreements also provide that (a) upon any disposition of less than 100% of Borrower’s right, title and interest in and to the Orogrande Project or the Hazel Project, we must prepay an amount equal to 75% of the proceeds thereof (up to the outstanding amount due under the notes), unless such disposition results in us owning less than a 45% working interest (on an 8/8ths basis) in the Orogrande Project or the Hazel Project, in which case the prepayment amount is to be equal to 100% of such proceeds (up to the outstanding amount due under the notes); and (b) upon any disposition of 100% of our right, title and interest in and to the Orogrande Project or the Hazel Project, we must prepay an amount equal to 100% of the proceeds thereof (up to the outstanding amount due under the notes).

Additionally, the promissory notes, as amended, now provide conversion rights whereby the lenders will have the right, at each such lender’s option, to convert any portion of principal and interest into shares of common stock of Torchlight Energy Resources, Inc. at a conversion price of $1.50 per share.

The Note Amendment Agreements (as further amended) provided that no later than May 25, 2020, we were obligated to pay: (a) to the lenders all past due interest that has accrued on the existing promissory notes, and (b) to the Straz Trust a fee of $170,000 which payments were made. Further, the agreements have certain negative covenants regarding related party transactions, dividends, stock repurchases, grants of liens on other assets, and payment of accrued executive compensation. There are also typical affirmative covenants regarding legal compliance and payment of taxes. The agreements also provide certain notice and disclosure requirements, including notice of material events, such as defaults under other obligations and litigation.

All other terms and conditions of the three original promissory notes remain substantially unchanged, including without limitation, monthly payments of interest only at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity, and annual payments of common stock at the rate of 2.5% of the principal amount outstanding, based on a volume-weighted average price.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. SUBSEQUENT EVENTS - continued

Extension of Convertible Promissory Notes

On April 21, 2020, Torchlight Energy Resources, Inc. entered into agreements to amend two convertible promissory notes that were originally issued on February 11, 2019, which notes presently have a total of $2,000,000 in principal outstanding. Under the amendment agreements, (a) the maturity dates were extended from May 11, 2020 to November 11, 2021, (b) the conversion price under which the noteholders may convert into our common stock was changed from $1.08 to $0.43, and (c) the noteholders were provided the right, at each noteholder’s election, to convert their notes into either (i) a working interest in the Orogrande Project at the rate of one acre per $1,100 of principal and unpaid interest converted, or (ii) a working interest in the Hazel Project at the rate of one acre per $1,300 of principal and unpaid interest converted; provided, that the noteholders’ right to convert into either such working interest is subject to approval of the collateral agent of the Note Amendment Agreement with the Straz parties.

Under the note amendments, the noteholders agreed to forebear demand or collection on all interest payments due and payable under the Note, including any past due interest payments, for 20 days after the execution of the Note Amendment Agreement. Further, we agreed to (a) issue each holder 20,000 restricted shares of common stock immediately and (b) pay each holder a fee of $10,000, at the same time as the payment of past due interest is paid. The past due interest was paid.

These two promissory notes will continue to provide for monthly payments of interest only at the rate of 14% per annum, with a balloon payment of the outstanding principal due and payable at maturity. Since the extension of the notes was completed before the date of filing this report, the debt is presented on the balance sheet as noncurrent debt.

Common Stock Offering

On May 18, 2020, Torchlight Energy Resources, Inc. entered into an Underwriting Agreement with ThinkEquity, a division of Fordham Financial Management, Inc., as underwriter, relating to the issuance and sale in an underwritten public offering of 3,000,000 shares of our common stock, par value $0.001 per share, plus an additional 450,000 shares through the over-allotment option which the underwriter exercised on that same date. The public offering price for each share of common stock was $0.34.

The Underwriting Agreement contains customary representations, warranties and agreements by us, customary conditions to closing, indemnification obligations of us and the underwriter, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties.

Pursuant to the Underwriting Agreement, and subject to certain exceptions, for a period of 15 trading days we agreed (i) not to sell capital stock or any securities convertible into or exercisable or exchangeable for shares of capital stock in a public offering, (ii) not to sell capital stock or any securities convertible into or exercisable or exchangeable for shares of capital stock in a non-public offering for consideration less than the public offering price set forth in the Underwriting Agreement, (iii) file a registration statement relating to the offering of any capital stock or securities convertible into or exercisable or exchangeable for shares of capital stock, (iv) complete any offering of debt securities, or (v) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock, whether any such transaction described in clause (i), (ii), (iii), (iv) or (v) above is to be settled by delivery of shares of capital stock or such other securities, in cash or otherwise. Our directors and executive officers agreed to a lock-up period of 90 days.

The common stock was offered and sold pursuant to our effective shelf registration statement on Form S-3 (Registration Statement No. 333-220181) filed with the Securities and Exchange Commission (the “SEC”) on August 25, 2017 and declared effective by the SEC on September 28, 2017, the accompanying prospectus contained therein, and preliminary and final prospectus supplements filed with the SEC in connection with our takedown relating to the offering.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. SUBSEQUENT EVENTS - continued

The net proceeds to us from the sale of the shares of common stock were approximately $890,000, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us, which includes the underwriter’s exercise of the full amount of the 45-day over-allotment option granted under the terms of the Underwriting Agreement to purchase up to an additional 450,000 shares of common stock to cover over-allotments. The offering closed May 20, 2020.

Also under the terms of the Underwriting Agreement, we issued to the underwriter warrants (the “Representative’s Warrants”) to purchase an aggregate of 172,500 shares of common stock (5% of the total shares issued in in the public offering including exercise by the underwriter of the full amount of the over-allotment option). The Representative’s Warrants are exercisable at a per share exercise price of $0.425. The warrants are exercisable for a term of four and one-half years commencing 180 days from May 18, 2020. The warrants also provide for “piggyback” registration rights with respect to the registration of the shares of common stock underlying the warrants, cashless exercise if there is no effective registration statement registering such shares and customary anti-dilution provisions.

Shares issued for Payment in Kind

In April 2020, the Company issued 680,377 shares of common stock in satisfaction of the payment in kind valued at $314,107 due on April 10, 2020 under the terms of the promissory notes held by the Straz Foundation and the Straz Trust.

Other Stock Issued

On May 6, 2020, we issued 1,630,434 restricted shares of common stock to an investor for the purchase price of $750,000. The investor, Maverick Oil & Gas Corporation, is the operator for our Orogrande Project. Our subsidiary Hudspeth Oil Corporation owed the investor in excess of $750,000 on unpaid balances and cost overruns on work performed on the Orogrande Project, which amount is due and payable now. The investor agreed to exchange $750,000 in accounts receivable owed to it by Hudspeth Oil as consideration for the purchase of the common stock. Under the terms of the sale, we provided registration rights to the investor .

On April 29, 2020, we issued 142,857 restricted shared of common stock to a consultant as consideration for $60,000 in investor relations services.

Paycheck Protection Program Loan

In response to the COVID-19 pandemic, the U.S. Small Business Administration (the “SBA”) made available low-interest rate loans to qualified small businesses, including under its Paycheck Protection Program (the “PPP”). On April 10, 2020, in order to supplement its cash balance, the Company submitted an application for a loan (“SBA loan”) in the amount of approximately $77,477. On May 1, 2020, Company’s SBA loan application was approved and the Company received the loan proceeds. The SBA loan has an interest rate of 0.98% and matures in April 2022.

Section 1106 of the CARES Act provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the PPP. The PPP and loan forgiveness are intended to provide economic relief to small businesses, such as the Company, that are adversely impacted under the COVID-19 Emergency Declaration issued by President Trump on March 13, 2020. The Company will apply for loan forgiveness when the SBA site for that purpose is available.

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

In April 2018, we announced that we have commenced a process that could result in the monetization of the Hazel Project. Pursuant to our corporate strategy, in our opinion the development activity at the Hazel Project, coupled with nearby activities of other oil and gas operators, is indicative of this project having achieved a level of value that suggests monetization. We believe that the liquidity that would be provided from selling the Hazel Project could be redeployed into the Orogrande Project.

We are also currently marketing the Orogrande Project for an outright sale or farm in partner and are taking measures on our own to market the Winkler Project. These efforts are continuing.

We operate our business through five wholly-owned subsidiaries, Torchlight Energy, Inc., a Nevada corporation, Torchlight Energy Operating, LLC, a Texas limited liability company, Hudspeth Oil Corporation, a Texas corporation, Torchlight Hazel, LLC, a Texas limited liability company, and Warwink Properties, LLC, a Texas limited liability company. We currently have two full-time employees and we employ consultants for various tasks as needed.

Our principal executive offices are located at 5700 W. Plano Parkway, Suite 3600, Plano, Texas 75093. The telephone number of our principal executive offices is (214) 432-8002.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements included herewith and our audited financial statements for the year ended December 31, 2019. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Historical Results for the three months ended March 31, 2020 and 2019:

Revenues and Cost of Revenues

For the three months ended March 31, 2020, we had production revenue of $84,620 compared to $310,837 for the three months ended March 31, 2019. Refer to the table of production and revenue included below for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $67,858 and $127,622 for the three months ended March 31, 2020 and 2019, respectively.

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue
Oklahoma	Q1 - 2020	181	468	$583	$1,000	$1,583
Hazel (TX)	Q1 - 2020	0	0	$-	$-	$-
MECO (TX)	Q1 - 2020	1,863	1,559	$81,530	$1,507	$83,037
Total Q1-2020		2,044	2,027	$82,113	$2,507	$84,620

Oklahoma	Q1 - 2019	56	1,072	$2,567	$2,333	$4,900
Hazel (TX)	Q1 - 2019	2,864	0	$131,901	$-	$131,901
MECO (TX)	Q1 - 2019	3,525	2,565	$167,677	$6,359	$174,036
Total Q1-2019		6,445	3,637	$302,145	$8,692	$310,837

Oklahoma	Q2 - 2019	43	1,770	$2,477	$2,450	$4,927
Hazel (TX)	Q2 - 2019	1,123	0	$64,302	$-	$64,302
Meco (TX)	Q2 - 2019	2,585	2,623	$156,259	$11,587	$167,846
Total Q2-2019		3,751	4,393	$223,038	$14,037	$237,075

Oklahoma	Q3 - 2019	0	0	$-	$-	$-
Hazel (TX)	Q3 - 2019	0	0	$-	$-	$-
Meco (TX)	Q3 - 2019	1,320	4,522	$71,064	$78	$71,142
Total Q3-2019		1,320	4,522	$71,064	$78	$71,142

Oklahoma	Q4 - 2019	166	3,766	$8,873	$1,895	$10,768
Hazel (TX)	Q4 - 2019	0	0	$-	$-	$-
Meco (TX)	Q4 - 2019	2,102	5,890	$110,894	$5,547	$116,441
Total Q4-2019		2,268	9,656	119,767	7,442	127,209

2019 Year To Date		13,784	22,208	$716,014	$30,249	$746,263

During the three months ended March 31, 2020, oil production decreased due to down time associated with equipment repair and typical decline in production from the MECO property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We recorded depreciation, depletion, and amortization expense of $447,405 for the three months ended March 31, 2020 compared to $185,426 for the three months ended March 31, 2019.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2020 and 2019 were $1,047,624 and $1,042,757, respectively, an increase of $4,867. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the three months ended March 31, 2020 compared to 2019 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$(181,230)
Increase(decrease) in consulting expense	53,449
Increase(decrease) in investor relations	90,693
Increase(decrease) in travel expense	6,934
Increase(decrease) in salaries and compensation	(12,141)
Increase(decrease) in legal fees	3,549
Increase(decrease) in contract labor	20,625
Increase(decrease) in insurance	11,731
Increase(decrease) in rent	(5,929)
Increase(decrease) in accounting and audit fees	43,373
Increase(decrease) in general corporate expenses	(26,187)

Total Increase in General and Administrative Expenses	$4,867

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

At March 31, 2020, we had working capital deficit of $3,244,045 and total assets of $34,391,275. Stockholders’ equity was $14,342,801. The negative working capital is principally due to accumulated accounts payable balances at March 31, 2020 and notes payable.

Cash flows from operating activities for the three months ended March 31, 2020 was $(321,342) compared to $(190,953) for the three months ended March 31, 2019, a decrease of $130,389. Cash flows from operating activities for the three months ended March 31, 2020 can be primarily attributed to net loss from operations of $3,693,863, stock based compensation of $230,650, a loss on extinguishment of debt $1,829,651, and other noncash expense adjustments. Cash flows from operating activities for the three months ended March 31, 2019 can be primarily attributed to net loss from operations of $1,677,874 and $397,250, in stock compensation expense, an impairment expense of $474,357 and changes in other noncash expense adjustments. Reference the Consolidated Statements of Cash Flows for additional detail of the components that comprise the net use of cash in operations. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flows from investing activities for the three months ended March 31, 2020 was $(2,212,852) compared to $(2,404,783) for the three months ended March 31, 2019. Cash flows from investing activities principally consists of investment in oil and gas properties in Texas.

Cash flows from financing activities for the three months ended March 31, 2020 was $2,527,118 as compared to $3,351,080 for the three months ended March 31, 2019. Cash flows from financing activities consists of proceeds from issuance of our common stock, proceeds from a subscription receivable, and additional borrowings under notes payable. We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

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

Commitments and Contingencies-

Operating Leases

The Company had a noncancelable lease for its office premises that expired on November 30, 2019 and which requires the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Effective June 1, 2019 the Company entered into an agreement with a company that had been subleasing a portion of its office space to become the primary obligor on the lease and to assume full responsibility for lease payments after lease expiration on November 30, 2019. The Company has continued after November 30, 2019 as a subtenant on a month-to- month basis.

Environmental matters

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time. As of March 31, 2020 and December 31, 2019, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 30, 2020, our wholly owned subsidiary, Hudspeth Oil Corporation, filed suit against Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies. The suit seeks the recovery of approximately $1.4 million in costs incurred as a result of a tool failure during drilling activities on the University Founders A25 #2 well that is located in the Orogrande Field.  Working interest owner Wolfbone Investments, LLC, a company owned by our Chairman Gregory Mccabe, is a co-plaintiff in that action. The defendant has been served, and its deadline to respond to the lawsuit is Monday, June 8, 2020. The suit, Hudspeth Oil Corporation and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies, was filed in the 189th Judicial District Court of Harris County, Texas.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for such risks and uncertainties associated with the COVID-19 pandemic, as disclosed below. The risks described in the Annual Report on Form 10-K and in this Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we deem to be immaterial, also may have a material adverse impact on our business, financial condition or results of operations.

An occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect, and has to date negatively affected, our operations.

The occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to, and has already, negatively affected our operations. A pandemic typically results in social distancing, travel bans and quarantine, and the effects of, and response to, the COVID-19 pandemic has limited access to our facilities, properties, management, support staff and professional advisors. These, in turn, have not only negatively impacted our operations and financial condition, but our overall ability to react timely to mitigate the impact of this event. Further, the COVID-19 pandemic has resulted in declines in the demand for, and the price of, oil and gas, and it is unclear how long this decline will last. The full effect on our business and operation is currently unknown. In the event that the effects of COVID-19 continue in the future and/or the economy continues to deteriorate, we may be forced to curtail our operations and may be unable to pay our debt obligations as they come due.

The coronavirus/COVID-19 pandemic has had a negative effect on oil and gas prices, and depending on the severity and longevity of the pandemic, it may result in a major economic recession which will continue to depress oil and gas prices and cause our business and results of operations to suffer.

The inability and/or unwillingness of individuals to congregate in large groups, travel and/or visit retail businesses or travel outside of their homes will, and has to date, had a negative effect on the demand for, and the current prices of, oil and gas. Additionally, the demand for oil and gas is based partially on global economic conditions. If the COVID-19 pandemic results in a global economic recession, there will be a continued negative effect on the demand for oil and gas and this will have a negative effect on our operating results. All of the above may be exacerbated in the future as the COVID-19 outbreak and the governmental responses thereto continue. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could further diminish, which will impact the price at which we can sell our oil and gas, impact the value of our working interests and other oil and gas assets, affect the ability of our vendors, suppliers and customers to continue operations, affect our operations and ultimately adversely impact our results of operations, liquidity and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2020, we sold 600,000 restricted shares of common stock to an investor for a total purchase price of $360,000. As part of the sale, we also issued the investor 600,000 five-year warrants to purchase shares of common stock at an exercise price of $0.80 per share.

In February 2020, we issued a total of 125,000 restricted shares of common stock at consideration for consulting services.

In March 2020, we issued the operator of our Orogrande Project 40,000 restricted shares of common stock for services.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Share Exchange Agreement dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010.) *

3.1	Articles of Incorporation. (Incorporated by reference from Form 10-K filed with the SEC on March 18, 2019.) *

3.2	Certificate of Amendment to Articles of Incorporation dated December 10, 2014. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2015.) *

3.3	Certificate of Amendment to Articles of Incorporation dated September 15, 2015. (Incorporated by reference from Form 10-Q filed with the SEC on November 12, 2015.) *

3.4	Certificate of Amendment to Articles of Incorporation dated August 18, 2017 (Incorporated by reference from Form 10-Q filed with the SEC on November 9, 2018.) *

3.5	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on October 26, 2016.) *

10.1	Employment Agreement (with John A. Brda) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.2	Employment Agreement (with Roger Wurtele) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.3	Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and certain other parties (Incorporated by reference from Form 8-K filed with the SEC on September 29, 2015) *

10.4	Purchase and Sale Agreement with Husky Ventures, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 12, 2015) *

10.5	Purchase Agreement with McCabe Petroleum Corporation for acquisition of “Hazel Project” (Incorporated by reference from Form 10-Q filed with the SEC on August 15, 2016) *

10.6	Agreement and Plan of Reorganization and Plan of Merger with Line Drive Energy, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.7	Purchase and Sale Agreement with Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.8	Agreement and Plan of Reorganization and Plan of Merger with McCabe Petroleum Corporation and Warwink Properties, LLC(Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.9	Purchase Agreement with Torchlight Energy, Inc. and McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.10	Promissory Note for $3,250,000 by Torchlight Energy, Inc. to McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.11	Assignment of Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.12	Underwriting Agreement, dated April 19, 2018, between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC (Incorporated by reference from Form 8-K filed with the SEC on April 19, 2018) *

10.13	Purchase & Settlement Agreement, dated July 24, 2018, between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation, Founders Oil & Gas, LLC, Founders Oil & Gas Operating, LLC, Wolfbone Investments, LLC and McCabe Petroleum. Corporation (Incorporated by reference from Form 10-Q filed with the SEC on August 9, 2018) *

10.14	16% Series C Unsecured Convertible Promissory Note (form of) dated October 17, 2018 (Incorporated by reference from Form 8-K filed with the SEC on October 18, 2018)*

10.15	Underwriting Agreement, dated January 14, 2020, between Torchlight Energy Resources, Inc. and Aegis Capital Corp. (Incorporated by reference from Form 8-K filed with the SEC on January 14, 2020) *

10.16	Conversion Agreement (form of) dated March 9, 2020 between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation and the previous holders of 16% Series C Unsecured Convertible Promissory Notes (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2020) *

10.17	Underwriting Agreement, dated May 18, 2020, between Torchlight Energy Resources, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc. (Incorporated by reference from Form 8-K filed with the SEC on May 18, 2020) *

10.18	Foundation Note Amendment Agreement dated April 24, 2020 with the David A. Straz, Jr Foundation

10.19	Amendment to Foundation Note Amendment Agreement dated May 12, 2020 with David A. Straz, Jr. Foundation

10.20	Trust Note Amendment Agreement dated April 24, 2020 with The David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986

10.21	Amendment to Trust Note Amendment Agreement dated May 12, 2020 with the David A. Straz Jr. Irrevocable Trust DTD 11/11/1986

10.22	Amended and Restated Note dated April 24, 2020 in the amount of $4,000,000 with The David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986

10.23	Amended and Restated Note dated April 24, 2020 in the amount of $4,500,000 with THE David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986

10.24	Amended and Restated Note dated April 24, 2020 in the amount of $4,000,000 with David A. Straz, Jr. Foundation

31.1	Certification of principal executive officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

*	Incorporated by reference from our previous filings with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Torchlight Energy Resources, Inc.

Date: June 5, 2020	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: June 5, 2020	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer