Form 10-Q/A
period 2020-03-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2020-06-17
CIK 1431959

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

EXPLANATORY NOTE ON AMENDMENT

Torchlight Energy Resources, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on June 6, 2020 (the “Original Report”).

This Amendment is being filed to add the “Special Note Regarding Reliance on Relief Order” below, that was inadvertently not included in the Original Report.

This Amendment No. 1 speaks as of the filing date of the Original Report, does not update information in the Original Report to reflect events that have occurred subsequent to the filing date of the Original Report, and does not modify or update in any way disclosures made in the Original Report. Except as described above (and adjustments made to the exhibit table), no other amendments are being made to the Original Report.

SPECIAL NOTE REGARDING RELIANCE ON RELIEF ORDER

On April 29, 2020, we filed a Current Report on Form 8-K in compliance with and in reliance on SEC Release No. 34-88465, dated March 25, 2020 (the “Relief Order”). By way of filing the Form 8-K, we extended the time of filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, until no later than June 25, 2020, in reliance on the Relief Order. The Form 8-K disclosed the reasons that the Form 10-Q could not be filed timely.

As required by the Relief Order, we hereby disclose that we were unable to timely file the Form 10-Q and had to avail ourselves of the Relief Order because of the following issues posed by the COVID-19 pandemic:

We were unable to meet the filing deadline for our Form 10-Q for the quarter ended March 31, 2020 due to circumstances related to COVID-19. Our operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic, which resulted in limited availability of key personnel required to assist in the preparation of the Form 10-Q due to suggested and mandated social quarantining and work from home orders and the need to look after family members including small children who are no longer in school and day care. We have also had to modify our business practices, including employee work locations and cancellation of physical participation in meetings.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Share Exchange Agreement dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010.) *

3.1	Articles of Incorporation. (Incorporated by reference from Form 10-K filed with the SEC on March 18, 2019.) *

3.2	Certificate of Amendment to Articles of Incorporation dated December 10, 2014. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2015.) *

3.3	Certificate of Amendment to Articles of Incorporation dated September 15, 2015. (Incorporated by reference from Form 10-Q filed with the SEC on November 12, 2015.) *

3.4	Certificate of Amendment to Articles of Incorporation dated August 18, 2017 (Incorporated by reference from Form 10-Q filed with the SEC on August 9, 2018.) *

3.5	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on October 26, 2016.) *

10.1	Employment Agreement (with John A. Brda) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.2	Employment Agreement (with Roger Wurtele) (Incorporated by reference from Form 8-K filed with the SEC on June 16, 2015.) *

10.3	Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and certain other parties (Incorporated by reference from Form 8-K filed with the SEC on September 29, 2015) *

10.4	Purchase and Sale Agreement with Husky Ventures, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 12, 2015) *

10.5	Purchase Agreement with McCabe Petroleum Corporation for acquisition of “Hazel Project” (Incorporated by reference from Form 10-Q filed with the SEC on August 15, 2016) *

10.6	Agreement and Plan of Reorganization and Plan of Merger with Line Drive Energy, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.7	Purchase and Sale Agreement with Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.8	Agreement and Plan of Reorganization and Plan of Merger with McCabe Petroleum Corporation and Warwink Properties, LLC(Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.9	Purchase Agreement with Torchlight Energy, Inc. and McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.10	Promissory Note for $3,250,000 by Torchlight Energy, Inc. to McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.11	Assignment of Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.12	Underwriting Agreement, dated April 19, 2018, between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC (Incorporated by reference from Form 8-K filed with the SEC on April 19, 2018) *

10.13	Purchase & Settlement Agreement, dated July 24, 2018, between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation, Founders Oil & Gas, LLC, Founders Oil & Gas Operating, LLC, Wolfbone Investments, LLC and McCabe Petroleum. Corporation (Incorporated by reference from Form 10-Q filed with the SEC on August 9, 2018) *

10.14	16% Series C Unsecured Convertible Promissory Note (form of) dated October 17, 2018 (Incorporated by reference from Form 8-K filed with the SEC on October 18, 2018)*

10.15	Underwriting Agreement, dated January 14, 2020, between Torchlight Energy Resources, Inc. and Aegis Capital Corp. (Incorporated by reference from Form 8-K filed with the SEC on January 14, 2020) *

10.16	Conversion Agreement (form of) dated March 9, 2020 between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation and the previous holders of 16% Series C Unsecured Convertible Promissory Notes (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2020) *

10.17	Underwriting Agreement, dated May 18, 2020, between Torchlight Energy Resources, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc. (Incorporated by reference from Form 8-K filed with the SEC on May 18, 2020) *

10.18	Foundation Note Amendment Agreement dated April 24, 2020 with the David A. Straz, Jr Foundation (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020) *

10.19	Amendment to Foundation Note Amendment Agreement dated May 12, 2020 with David A. Straz, Jr. Foundation (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020) *

10.20	Trust Note Amendment Agreement dated April 24, 2020 with The David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986 (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020) *

10.21	Amendment to Trust Note Amendment Agreement dated May 12, 2020 with the David A. Straz Jr. Irrevocable Trust DTD 11/11/1986 (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020) *

10.22	Amended and Restated Note dated April 24, 2020 in the amount of $4,000,000 with The David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986 (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020) *

10.23	Amended and Restated Note dated April 24, 2020 in the amount of $4,500,000 with THE David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986 (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020) *

10.24	Amended and Restated Note dated April 24, 2020 in the amount of $4,000,000 with David A. Straz, Jr. Foundation (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020) *

31.1	Certification of principal executive officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

*	Incorporated by reference from our previous filings with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Torchlight Energy Resources, Inc.

Date: June 17, 2020	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: June 17, 2020	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer