Form 10-Q
period 2020-06-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2020-08-10
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2020

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

As of August 6, 2020, there were 98,278,127 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$281,576	$89,730
Accounts receivable	227,020	199,462
Production revenue receivable	36,613	100,546
Subscription receivable	-	250,000
Prepayments - development costs	750,000	-
Prepaid expenses	202,451	96,006
Total current assets	1,497,660	735,744

Oil and gas properties, net	32,743,529	40,182,043
Office equipment, net	5,386	6,348

TOTAL ASSETS	$34,246,575	$40,924,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$674,650	$1,444,002
12% 2021 Secured promissory notes, net of $195,206 and $-0- of discount and financing costs, respectively	12,369,091	-
12% 2020 Unsecured promissory notes, net of $-0- and $127,170 of discount and financing costs, respectively	-	8,437,127
8% 2021 Convertible promissory notes payable, net of $916,968 of discount and BCF	1,043,032	-
10% 2020 Convertible promissory notes payable	540,000	540,000
14% 2020 Convertible promissory notes payable	-	2,000,000
PPP note payable	77,477	-
Accrued payroll	1,086,176	996,176
Related party payables	45,000	45,000
Due to working interest owners	54,320	54,320
Accrued interest payable	356,863	445,861
Total current liabilities	16,246,609	13,962,486

12% 2021 Unsecured promissory notes, net of $-0- and $59,297 of discount and financing costs, respectively	-	3,940,703
8% 2021 Convertible promissory notes payable, net of $1,186,029 of discount and BCF	-	773,971
14% 2021 Convertible promissory notes payable, net of $32,106 of financing costs	1,967,894	-
Convertible notes payable and accrued interest	-	7,157,260
Asset retirement obligations	23,603	23,319
Total liabilities	18,193,106	25,812,739

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized; -0- issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock, par value $0.001; 150,000,000 shares authorized; 94,468,304 issued and outstanding at June 30, 2020; 76,222,042 issued and outstanding at December 31, 2019	94,471	76,225
Additional paid-in capital	122,060,814	114,143,872
Accumulated deficit	(106,146,816)	(99,153,701)
Total stockholders’ equity	16,008,469	15,066,396

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,246,575	$40,924,135

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Oil and gas sales	$45,477	$237,075	$130,097	$547,912

Cost of revenues	(80,162)	(113,698)	(148,020)	(241,320)

Gross profit	(34,685)	123,377	(17,923)	306,592

Operating expenses:
General and administrative	606,811	665,160	1,654,435	1,707,918
Depreciation, depletion and amortization	277,793	142,269	725,198	327,695
Loss on extinguishment of debt	-	-	1,829,651	-
Impairment loss	2,108,301	-	2,108,301	474,357
Total operating expenses	2,992,905	807,429	6,317,585	2,509,970

Other income (expense)
Interest expense and accretion of note discounts	(271,662)	(206,582)	(657,607)	(365,182)
Interest income	-	-	-	52
Total (expense), net	(271,662)	(206,582)	(657,607)	(365,130)

Loss before income taxes	(3,299,252)	(890,634)	(6,993,115)	(2,568,508)

Provision for income taxes	-	-	-	-

Net loss	$(3,299,252)	$(890,634)	$(6,993,115)	$(2,568,508)

Loss per common share:
Basic and Diluted	$(0.04)	$(0.01)	$(0.08)	$(0.04)
Weighted average number of common shares outstanding:
Basic and Diluted	84,860,937	72,313,297	82,682,465	71,546,728

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2020	June 30, 2019
Cash Flows From Operating Activities
Net loss	$(6,993,115)	$(2,568,508)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	310,150	658,250
Stock issued for interest payments on notes payable	-	379,275
Amortization of debt issuance costs	162,550	143,292
Accretion of note discounts	82,605	114,583
Amortization of beneficial conversion on convertible notes	269,061	-
Accrued interest payable in stock	60,801	254,377
Depreciation, depletion and amortization	725,198	327,695
Loss on extinguishment of debt	1,829,651	-
Impairment loss	2,108,301	474,357
Change in:
Accounts receivable	(27,558)	(14,242)
Production revenue receivable	63,933	188,478
Prepayments - development costs	-	144,641
Prepaid expenses	(106,445)	(76,158)
Accounts payable and accrued expenses	213,131	157,707
Accrued interest payable	337,897	92,646
Net cash from operating activities	(963,840)	276,393

Cash Flows From Investing Activities
Investment in oil and gas properties	(4,949,222)	(4,552,930)
Purchase of property, plant, and equipment	-	(6,564)
Net cash from investing activities	(4,949,222)	(4,559,494)

Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	6,027,431	1,674,080
Proceeds from stock subscription receivable	250,000	-
Proceeds from notes payable	77,477	2,000,000
Payment for extension of debt maturity	(250,000)	-
Proceeds from exercise of warrants into common stock	-	184,843
Net cash from financing activities	6,104,908	3,858,923

Net increase (decrease) in cash	191,846	(424,178)

Cash - beginning of period	89,730	840,163

Cash - end of period	$281,576	$415,985

Supplemental disclosure of cash flow information:
Increase (Decrease) in accounts payable for property development costs	$714,983	$(111,798)

Supplemental disclosure of non-cash investing and financing activities:
Debt converted by transfer of working interest	$7,330,849	$-
Common stock issued for prepayment of development costs	$750,000	$-
Common stock issued for payment in kind on notes payable	$314,107	$314,108
Common stock issued for note extension	$16,000	$-
Common stock issued in payment of accounts payable	$135,000	$-
Common stock issued for lease interests	$-	$125,000
Subscription receivable for sale of common stock	$-	$156,000
Cash paid for interest	$896,415	$751,792
Cash paid for state franchise tax	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total
Balance, December 31, 2019	76,222,042	$76,225	$114,143,872	$(99,153,701)	$15,066,396

Issuance of common stock for services	125,000	125	86,125	-	86,250
Issuance of common stock to a vendor for delay in payment	40,000	40	25,960	-	26,000
Issuance of common stock for cash, less underwriting/offering costs	3,885,715	3,886	2,353,232	-	2,357,118
Warrants issued in conversion of notes payable	-	-	382,500	-	382,500
Warrants issued for services	-	-	98,900	-	98,900
Stock options issued for services	-	-	19,500	-	19,500
Net loss	-	-	-	(3,693,863)	(3,693,863)

Balance, March 31, 2020	80,272,757	$80,276	$117,110,089	$(102,847,564)	$14,342,801

Issuance of common stock for services	142,857	143	59,857	-	60,000
Issuance of common stock for cash, less underwriting/offering costs	11,344,737	11,345	2,767,856	-	2,779,201
Warrants issued in connection with common stock offerings	-	-	891,112	-	891,112
Issuance of common stock for promissory note extension	40,000	40	15,960	-	16,000
Common stock issued in payment of accounts payable	357,143	357	134,643	-	135,000
Issuance of common stock for payment in kind on notes payable	680,376	680	313,427	-	314,107
Issuance of common stock for prepayment of development costs	1,630,434	1,630	748,370	-	750,000
Stock options issued for services	-	-	19,500	-	19,500
Net loss	-	-	-	(3,299,252)	(3,299,252)

Balance, June 30, 2020	94,468,304	$94,471	$122,060,814	$(106,146,816)	$16,008,469

Balance, December 31, 2018	70,112,376	$70,116	$107,266,965	$(89,314,305)	$18,022,776

Issuance of common stock for services	92,593	92	99,908	-	100,000
Issuance of common stock for cash	1,592,600	1,593	1,272,487	-	1,274,080
Issuance of common stock for interest	13,546	13	14,615	-	14,628
Issuance of common stock for warrant exercise	100,000	100	76,900	-	77,000
Warrants issued for services	-	-	186,000	-	186,000
Stock options issued for services	-	-	111,250	-	111,250
Net loss	-	-	-	(1,677,874)	(1,677,874)

Balance, March 31, 2019	71,911,115	$71,914	$109,028,125	$(90,992,179)	$18,107,860

Issuance of common stock for services	100,000	100	148,900	-	149,000
Issuance of common stock for cash	695,000	695	555,305	-	556,000
Issuance of common stock for oil and gas lease extension	100,000	100	124,900	-	125,000
Issuance of common stock for interest	46,796	48	50,492	-	50,540
Issuance of common stock for Note PIK	202,316	202	313,906	-	314,108
Issuance of common stock for option/warrant exercise	68,690	68	107,775	-	107,843
Warrants issued for services	-	-	87,000	-	87,000
Stock options issued for services	-	-	25,000	-	25,000
Net loss	-	-	-	(890,634)	(890,634)

Balance, June 30, 2019	73,123,917	$73,127	$110,441,403	$(91,882,813)	$18,631,717

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF BUSINESS

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

At June 30, 2020, the Company had not yet achieved profitable operations. We had a net loss of $6,993,115 for the six months ended June 30, 2020 and had accumulated losses of $106,146,816 since our inception. We expect to incur further losses in the development of our business. The Company had a working capital deficit as of June 30, 2020 of $14,748,949. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement, institutional, or public sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of June 30, 2020 and December 31, 2019, no valuation allowance was considered necessary.

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

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the six months ended June 30, 2020 and 2019, the Company capitalized $1,182,445 and $1,362,244, respectively, of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related realizable tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The Company recorded an impairment expense of $2,108,301 and $474,357 for the six months ended June 30, 2020 and 2019, respectively, to recognize the adjustment required by the ceiling test.

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

Revenues from oil and gas sales are detailed as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues

Oil sales	$44,997	$223,038	$127,110	$525,183

Gas sales	480	14,037	2,987	22,729

Total	$45,477	$237,075	$130,097	$547,912

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The calculation of diluted earnings per share excludes 11,025,186 shares issuable upon the exercise of outstanding warrants and options because their effect would be anti-dilutive.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of June 30, 2020 and December 31, 2019.

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

Subsequent events – The Company evaluated subsequent events through August 10, 2020, the date of issuance of these financial statements. Subsequent events are disclosed in Note 11.

4.	OIL & GAS PROPERTIES

The following table presents the capitalized costs for oil & gas properties of the Company as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Evaluated costs subject to amortization	$16,076,076	$13,243,541
Unevaluated costs	32,229,226	39,667,740
Total capitalized costs	48,305,302	52,911,281
Less accumulated depreciation, depletion and amortization	(15,561,773)	(12,729,238)
Total oil and gas properties	$32,743,529	$40,182,043

Unevaluated costs as of June 30, 2020 include cumulative costs on developing projects including the Orogrande, Hazel, and Winkler projects in West Texas.

The Company periodically adjusts for the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of, or changes in market value, of unevaluated leases. The impact of reclassifications as they become necessary is to increase the basis for calculation of future period’s depletion, depreciation and amortization which effectively recognizes the impairment on the consolidated statement of operations over future periods. Reclassified costs also become evaluated costs for purposes of ceiling tests and which may cause recognition of increased impairment expense in future periods. The cumulative unevaluated costs which have been reclassified within our full cost pool totals $5,881,635 as of June 30, 2020.

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

Since 2010, our primary focus has been the development of interests in oil and gas projects we hold in the Permian Basin in West Texas. We also hold minor interests in certain other oil and gas projects in Central Oklahoma that we are in the process of divesting.

As of June 30, 2020, we had interests in four oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, the Winkler Project in Winkler County, Texas and the wells in Central Oklahoma.

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Gregory McCabe, our Chairman. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, we purchased 100% of the capital stock of Hudspeth which held certain oil and gas assets, including a 100% working interest in approximately 172,000 predominately contiguous acres in the Orogrande Basin in West Texas. Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. Mr. McCabe also holds a 4.5% overriding royalty interest in the Orogrande acreage,- which he obtained prior to, and was not a part of the August 2014 transaction. As of June 30, 2020, leases covering approximately 134,000 acres remain in effect.

We believe all drilling obligations through June 30, 2020 have been met.

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

Effective March 27, 2017 the property became subject to a DDU Agreement which allows for all 192 existing leases covering approximately 134,000 net acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2023, and the time to drill on the drilling and development unit continues through December 2023. The DDU Agreement also grants the right to extend the DDU Agreement through December 2028 if compliance with the DDU Agreement is met and the extension fee associated with the additional time is paid.

Our drilling obligations include four wells in year 2020 and five wells per year in years 2021, 2022 and 2023. We have received a waiver of the requirement to develop four wells in 2020. The drilling obligations are minimum yearly requirements and may be exceeded if acceleration is desired.

During 2017, we assumed operational control from Founders Oil and Gas Operating LLC on the Orogrande Project. We were joined by Wolfbone Investments, LLC, (“Wolfbone”), a company owned by Mr. McCabe. We, along with Hudspeth, Wolfbone and, for the limited purposes set forth therein, Pandora, entered into an Assignment of Farmout Agreement with Founders, (the “Assignment of Farmout Agreement”), pursuant to which we and Wolfbone will share the remaining commitments under the Farmout Agreement. All original provisions of our carried interest were to remain in place including reimbursement to us on each wellbore. Founders was to remain a 9.5% working interest owner in the Orogrande Project for the $9.5 million it had spent as of the date of the Assignment of Farmout Agreement, and such interests were to be carried until $40.5 million is spent by Wolfbone and us, with each contributing 50% of such capital spend, under the existing agreement.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	OIL & GAS PROPERTIES - continued

Our working interest in the Orogrande Project thereby increased by 20.25% to a total of 67.75% and Wolfbone then owned 20.25%.

On July 25, 2018, we and Hudspeth entered into a Settlement & Purchase Agreement (the “Settlement Agreement”) with Founders (and Founders Oil & Gas Operating, LLC), Wolfbone and MPC, which agreement provides for Founders assigning all of its working interest in the oil and gas leases of the Orogrande Project to Hudspeth and Wolfbone equally. Future well capital spending obligations remained the same 50% contribution from Hudspeth and 50% from Wolfbone until such time as the $40.5 million to be spent on the project. The Company estimates that there is still approximately $9.0 million remaining to be spent on the project until such time as the capital expenditures revert back to the percentages of the working interest owners.

After the assignment by Founders, Hudspeth’s working interest increased to 72.5%.

The Company has drilled eight test wells in the Orogrande in order to stay in compliance with University Lands D&D Unit Agreement, as well as, to test for potential shallow pay zones and deeper pay zones that may be present on structural plays. Development of the wells continued into the six months ended June 30, 2020 to further capture and document the scientific base in support of demonstrating the production potential of the property. The Company is currently marketing the project for an outright sale or farm in partner. This marketing process has been long and arduous as the overall market is quite soft. Due to the size and scope of the project, we are dealing with very large companies that have multitudes of people reviewing our material, which in itself is extensive. During the marketing process, the Company and Wolfbone will endeavor to complete the University Maverick A24 #1 as a potential producer in the Atoka formation. Should a farm out partner or sale not occur, the Company and Wolfbone will continue to drill additional wells in the play in order to fulfill the obligations under the DDU Agreement

Rich Masterson, our consulting geologist, is credited with originating the Orogrande Project in Hudspeth County in the Orogrande Basin. With Mr. Masterson’s assistance and based on all the science we have gathered to date, we have identified multiple unconventional and conventional target pay zones with depths between 3,000’ and 8,000’ with primary pay, described as the Penn formation, located at depths of 5,300 to 5,900’. Based on our geologic analysis to date, this basin has stacked pay with zones including the Wolfcamp, Penn, Barnett, Woodford, Atoka and more. These potential zones are prospective for oil and gas with a GOR of 1100 expected based on our gathered scientific information and analysis from independent third parties.

On March 9, 2020, holders of notes payable by the Company entered into a Conversion Agreement under which the noteholders elected to convert principal of $6,000,000 and approximately $1,331,000 of accrued interest on the notes, in accordance with their terms, into an aggregate 6% working interest (of all such holders) in the Orogrande Project.

The Orogrande Project ownership as of June 30, 2020 is detailed as follows:

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

Hazel Project in the Midland Basin in West Texas

Effective April 4, 2016, TEI acquired from MPC a 66.66% working interest in approximately 12,000 acres in the Midland Basin. A back-in after payout of a 25% working interest was retained by MPC and another unrelated working interest owner.

In October 2016, the holders of all of our then-outstanding shares of Series C Preferred Stock (which were issued in July 2016) elected to convert into a total 33.33% working interest in our Hazel Project, reducing our ownership from 66.66% to a 33.33% working interest.

The Company has drilled six test wells on the Hazel Project to capture and document the scientific base in support of demonstrating the production potential of the property.

Acquisition of Additional Interests in Hazel Project

On January 30, 2017, we entered into and closed an Agreement and Plan of Reorganization and a Plan of Merger with an entity which was wholly-owned by Mr. McCabe, which resulted in the acquisition of approximately 40.66% working interest in the 12,000 gross acres, 9,600 net acres, in the Hazel Project.

Also on January 30, 2017, TEI entered into and closed a Purchase and Sale Agreement with Wolfbone. Under the agreement, TEI acquired certain of Wolfbone’s Hazel Project assets, including its interest in the Flying B Ranch #1 well and the 40 acre unit surrounding the well.

Upon the closing of the transactions, our working interest in the Hazel Project increased by 40.66% to a total ownership of 74%.

Effective June 1, 2017, we acquired an additional 6% working interest from unrelated working interest owners increasing our working interest in the Hazel project to 80%, and an overall net revenue interest of 74-75%.

Mr. Masterson, who assisted with development in our Orogrande project, is also credited with originating the Hazel Project in the Midland Basin.

We were required to drill one well every six months to hold the entire 12,000 acre block for eighteen months until to November 22, 2018, and thereafter two wells every six months. During 2019 and the six months ended June 30, 2020 modifications were completed to mineral owner leases as described below.

Lease Modifications

In May 2019 we entered into agreements with two of the three mineral owners on the northern section of the leases to keep the entire acreage block as one lease with a one year extension. We issued each of them 50,000 shares of our common stock as consideration for this extension. As of June 30, 2020 we have structured the extension agreement retroactively with the third mineral owner for cash consideration. Due to this extension, our obligation for 2019 reduced to one obligation well. We finished that obligation well targeting a shallow zone that showed oil potential. For the remainder of 2020 the Company must drill one well in June and two wells by the December 31, 2020. Development of the June well was initiated during June, 2020.

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

Winkler Project, Winkler County, Texas

On December 1, 2017, an Agreement and Plan of Reorganization was entered into with MPC and Warwink Properties, LLC (“Warwink Properties”) to acquire certain assets, including a 10.71875% working interest in approximately 640 acres in Winkler County, Texas. Also on December 1, 2017, MPC closed its transaction with MECO IV, LLC (” MECO”), for the purchase and sale of certain assets. Warwink Properties received a carry from MECO (through the tanks) of up to $1,179,076 in the next well drilled on the Winkler County leases.

Also on December 1, 2017, the transactions contemplated by the Purchase Agreement that TEI entered into with MPC closed. Under the Purchase Agreement TEI acquired beneficial ownership of certain of MPC’s assets, including acreage and wellbores located in Ward County, Texas (the “Ward County Assets”).

Addition to the Winkler Project

As of May 7, 2018 our Winkler project in the Delaware Basin had begun the drilling phase of the first Winkler Project well, the UL 21 War-Wink 47 #2H. Additional acreage was leased by our operating partner under the Area of Mutual Interest Agreement (AMI) and we exercised its right to participate for its 12.5% in the additional 1,080 gross acres. Our carried interest in the first well was applied to this new well and allowed MECO to drill and produce potential revenues sooner than originally planned. The primary leasehold is a 320-acre block and allows for 5,000-foot lateral wells to be drilled. The first well was completed and began production in October, 2018 and is producing currently.

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

Assessment for Assets Held for Sale Classification

With respect to marketing oil and natural gas properties, the Company has evaluated the properties being marketed to determine whether any should be reclassified as held-for-sale at June 30, 2020. The held-for-sale criteria include: management commits to a plan to sell; the asset is available for immediate sale; an active program to locate a buyer exists; the sale of the asset is probable and expected to be completed within one year; the asset is being actively marketed for sale; and it is unlikely that significant changes to the plan will be made. If each of these criteria is met, the property would be reclassified as held-for-sale on the Company’s consolidated balance sheets and measured at the lower of their carrying amount or estimated fair value less costs to sell. Fair values are estimated using accepted valuation techniques, such as a discounted cash flow model, valuations performed by third parties, earnings multiples, or indicative bids, when available. Management considers historical experience and all available information at the time the estimates are made; however, the fair value that is ultimately realized upon the sale of the assets to be divested may differ from the estimated fair values reflected in the consolidated financial statements. If each of these criteria is met, DD&A expense would not be recorded on assets to be divested once they are classified as held for sale. Based on management’s assessment, certain criteria have not been met and no assets are classified as held for sale as of June 30, 2020.

5.	RELATED PARTY PAYABLES

As of June 30, 2020 and December 31, 2019, related party payables of $45,000, and accrued payroll was $1,086,176 and $996,176, respectively, consisting of accrued and unpaid compensation due to our executive officers.

6.	COMMITMENTS AND CONTINGENCIES

Leases

The Company is a subtenant on a month to month basis for the occupancy of its office premises.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	COMMITMENTS AND CONTINGENCIES - continued

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

On April 30, 2020, our wholly owned subsidiary, Hudspeth Oil Corporation, filed suit against Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies. The suit seeks the recovery of approximately $1.4 million in costs incurred as a result of a tool failure during drilling activities on the University Founders A25 #2 well that is located in the Orogrande Field.  Working interest owner Wolfbone Investments, LLC, a company owned by our Chairman Gregory Mccabe, is a co-plaintiff in that action. After the suit was filed, Cordax filed a mineral lien in the amount of $104,500.01 against the Orogrande Field and has sued the operator and counterclaimed against Hudpspeth for breach of contract, seeking the same amount as the lien.  We are contesting the lien in good faith.  The suit, Hudspeth Oil Corporation and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies, was filed in the 189th Judicial District Court of Harris County, Texas.

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of June 30, 2020 and December 31, 2019, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

7.	STOCKHOLDERS’ EQUITY

Common Stock

On January 10, 2020, the Company sold 600,000 shares of common stock for cash at $0.60 per share for total proceeds of $360,000 in a private placement.

On January 16, 2020, the Company announced the closing of its underwritten public offering of 3,285,715 shares of its common stock at a public offering price of $0.70 per share, for total proceeds of $1,997,118 after deducting underwriting discounts and other offering expenses payable by the Company.

In May 2020, the Company issued 680,376 shares of common stock in satisfaction of the payment in kind valued at $314,107 due on April 10, 2020 under the terms of the promissory notes held by the Straz Foundation and the Straz Trust.

In May 2020, we issued 1,630,434 restricted shares of common stock to an investor for the purchase price of $750,000. The investor, Maverick Oil & Gas Corporation, is the operator for our Orogrande Project. Our subsidiary Hudspeth Oil Corporation owed the investor in excess of $750,000 on unpaid balances and cost overruns on work performed on the Orogrande Project, which amount is due and payable now. The investor agreed to a future credit of $750,000 in the balance of accounts receivable owed to it by Hudspeth Oil as consideration for the purchase of the common stock. Under the terms of the sale, we provided registration rights to the investor.

On May 20, 2020, the Company announced the closing of its underwritten public offering of 3,450,000 shares of its common stock at a public offering price of $0.34 per share, for total proceeds of $886,622 after deducting underwriting discounts and other offering expenses payable by the Company. In connection with the offering the Company issued 172,500 warrants valued at $36,225 using the Black Scholes method.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	STOCKHOLDERS’ EQUITY - continued

On June 16, 2020, the Company announced the closing of its registered direct offering of 7,894,737 shares of its common stock at a public offering price of $0.38 per share, for total proceeds of $2,783,691 after deducting underwriting discounts and other offering expenses payable by the Company. In connection with the offering the Company issued 3,157,895 warrants. The warrants were exercised on July 9, 2020 under the cashless provisions in the agreement resulting in the Company issuing 3,157,895 shares of common stock for which no cash was received. Of the total consideration received from the offering, $854,887 was allocated to the warrants using the pro rata percentage of the number of warrants to the total shares ultimately issued under the offering terms.

During the six months ended June 30, 2020, the Company issued 267,857 shares of common stock with a fair value of $146,250 as compensation for services.

During the six months ended June 30, 2020, the Company issued 40,000 shares of common stock to a vendor with a fair value of $26,000 for delay in payment on outstanding account payable.

During the six months ended June 30, 2020, the Company issued 40,000 shares of common stock to note holders as compensation for extension of the maturity date of the notes. The fair value of the shares was $16,000.

During the six months ended June 30, 2020, the Company issued 257,143 shares of common stock to a vendor with a fair value of $90,000 in payment of an outstanding account payable.

During the six months ended June 30, 2020, the Company issued 100,000 shares of common stock to the former CEO of the Company with a fair value of $45,000 in payment of an accrued liability from prior years.

Warrants and Options

During the six months ended June 30, 2020, the Company issued 215,000 warrants with total fair value of $98,900 as compensation for services and recorded expense of $39,000 related to options issued in prior periods.

During the six months ended June 30, 2020, the Company issued 750,000 warrants valued at $382,500 in connection with the conversion of convertible notes payable into working interest in the Company’s Orogrande Project.

During the six months ended June 30, 2020, the Company issued 600,000 warrants in connection with the sale of 600,000 shares of common stock valued at $360,000 in a private placement.

During the six months ended June 30, 2020, the Company issued 172,500 warrants valued at $36,225 in connection with the offering of common stock on May 20, 2020 as referred to above.

In connection with the registered direct offering closed June 16, 2020, as referred above, the Company issued 3,157,895 warrants. The warrants were exercised on July 9, 2020 under the cashless provisions in the agreement resulting in the Company issuing 3,157,895 shares of common stock for which no cash was received. Of the total consideration received from the offering of $854,887 was allocated to the warrants using the pro rata percentage of the number of warrants to the total shares ultimately issued under the offering terms.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	STOCKHOLDERS’ EQUITY - continued

A summary of warrants outstanding as of June 30, 2020 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2020	2021	2022	2023	2024	2025	Total
$-	-	-	-	-	-	3,157,895	3,157,895
$0.425	-	-	-	-	-	172,500	172,500
$0.70	-	-	-	-	-	965,000	965,000
$0.80	-	-	-	-	-	2,266,667	2,266,667
$1.03	-	120,000	-	-	-	-	120,000
$1.14	-	-	-	600,000	-	-	600,000
$1.21	-	-	-	120,000	-	-	120,000
$1.35	-	-	365,455	-	-	-	365,455
$1.63	-	-	-	-	100,000	-	100,000
$1.64	-	200,000	-	-	-	-	200,000
$2.00	-	200,000	-	-	-	-	200,000
$2.23	339,901	-	-	-	-	-	339,901
	339,901	520,000	365,455	720,000	100,000	6,562,062	8,607,418

On June 11, 2020, 4,500,000 stock options previously granted to officers of the Company in 2015 expired. Reference subsequent events in Note 11 regarding the issuance of stock options at July 15, 2020, the date of the renewal of Employment Agreements which had also expired in June, 2020.

A summary of stock options outstanding as of June 30, 2020 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2021	2022	2023	2024	Total
$0.85	-	-	-	600,000	600,000
$0.97	259,742	-	-	-	259,742
$1.10	-	800,000	-	-	800,000
$1.19	-	-	700,000	-	700,000
$1.57	-	-	-	-	-
$1.63	-	58,026	-	-	58,026
	259,742	858,026	700,000	600,000	2,417,768

At June 30, 2020, the Company had reserved 11,025,186 common shares for future exercise of warrants and options.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	STOCKHOLDERS’ EQUITY - continued

Warrants and options granted were valued using the Black-Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants and options issued were as follows:

2020
Risk-free interest rate	.38% - 1.21%
Expected volatility of common stock	102% - 205%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	Five Years

2019
Risk-free interest rate	2.40% - 2.46%
Expected volatility of common stock	105% - 107%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	Five Years

8.	INCOME TAXES

The Company recorded no income tax provision at June 30, 2020 and December 31, 2019 because of losses incurred.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the six months ended June 30, 2020 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the six months ended June 30, 2019.

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $70,899,608 and $66,984,025 at June 30, 2020 and December 31, 2019, respectively. The federal net operating loss carryforward will begin to expire in 2033. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

9.	PROMISSORY NOTES

Promissory Notes Issued in 2017

On April 10, 2017, we sold two 12% unsecured promissory notes with a total of $8,000,000 in principal amount to David A. Straz, Jr. Foundation (the “Straz Foundation”) and the David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986 (the “Straz Trust”) in a private transaction. Interest only is due and payable on the notes each month at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity on April 10, 2020. The holders of the notes will also receive annual payments of common stock at the rate of 2.5% of principal amount outstanding, based on a volume-weighted average price. Both notes were sold at an original issue discount of 94.25% and accordingly, we received total proceeds of $7,540,000 from the investors. We used the proceeds for working capital and general corporate purposes, which includes, without limitation, drilling capital, lease acquisition capital and repayment of prior debt.

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

As part of the terms of this extension agreement, the Company paid the noteholder a fee of $80,000 on February 20, 2020. The promissory note was originally issued in April 2017, and provides for monthly payments of interest only at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity.

Promissory Notes Issued in 2018

On February 6, 2018, we sold to the Straz Trust in a private transaction a 12% unsecured promissory note with a principal amount of $4,500,000. Interest only was due and payable on the note each month at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity on April 10, 2020. The holder of the note will also receive annual payments of common stock at the rate of 2.5% of principal amount outstanding, based on a volume-weighted average price. We sold the note at an original issue discount of 96.27% and accordingly, we received total proceeds of $4,332,150 from the investor. We used the proceeds for working capital and general corporate purposes, which includes, without limitation, drilling capital, lease acquisition capital and repayment of prior debt.

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

The effective interest rate is 15.88%.

Extension of Promissory Notes

On April 24, 2020, the Company entered into a Note Amendment Agreement with each of the Straz Foundation, as a lender , the Straz Trust , as a lender and collateral agent , and The Northern Trust Company and Christopher M. Straz, as co-trustees of the Straz Trust. Under the Note Amendment Agreement, the parties agreed to amend and restate the two promissory notes issued to the Straz Trust on April 10, 2017 and February 6, 2018 that have total principal outstanding of $8,500,000, along with the promissory note issued to the Straz Foundation on April 10, 2017 which had an outstanding principal amount of $4,000,000. Under the Note Amendment Agreement, the maturity dates of the two promissory notes held by the Straz Trust and the Note held by the Foundation were extended to April 10, 2021. We had previously extended the maturity date of the promissory note held by the Straz Foundation to April 10, 2021.

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

The Note Amendment Agreements (as further amended) provided that no later than May 25, 2020, we were obligated to pay: (a) to the lenders all past due interest that has accrued on the existing promissory notes, and (b) to the Straz Trust a fee of $170,000, which payments were made. Further, the agreements have certain negative covenants regarding related party transactions, dividends, stock repurchases, grants of liens on other assets, and payment of accrued executive compensation. There are also typical affirmative covenants regarding legal compliance and payment of taxes. The agreements also provide certain notice and disclosure requirements, including notice of material events, such as defaults under other obligations and litigation. The $170,000 extension fee was paid on May 22 and the interest payments were made on June 17, 2020 within the terms of a forbearance agreement which provided an extension of the due date of the interest payments.

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

In May 2020 and April 2019, respectively, the holders of the notes described above received 680,376 and 202,316 shares of common stock as a payment in kind representing the annual payments of common stock due at the rate of 2.5% of principal amount outstanding as of April 10 based on a volume-weighted average price calculation.

The 12% promissory note transactions through June 30, 2020 are summarized as follows:

12% 2020 Unsecured promissory note balance - December 31, 2019	$12,377,830

Accretion of discount and amortization of debt issuance costs	241,261
Debt extension fee paid	(250,000)

12% 2021 Secured promissory note balance - June 30, 2020	$12,369,091

The 12% unsecured notes payable at December 31, 2019 included $64,297 due to a holder unrelated to the Straz entities. As of June 30, 2020 the amount payable to that holder remains unsecured. The note was due on April 10, 2020. The holder agreed to convert the note and accrued interest into common stock. On July 14, 2020 198,926 shares were issued valued at $65,646.

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

The transaction was treated as an extinguishment of debt. The fair value of the working interest transferred in the conversion of the debt was $8,778,000 and the value of warrants issued to the holders was $382,500. The Company recognized a loss on extinguishment of debt in the amount of $1,829,651 during the six months ended June 30, 2020.

Convertible Notes Issued in First Quarter 2019

On February 11, 2019 the Company raised a total of $2,000,000 from investors through the sale of two 14% Series D Unsecured Convertible Promissory Notes. Principal was payable in a lump sum at maturity on May 11, 2020 with payments of interest payable monthly at the rate of 14% per annum. Holders of the notes have the right to convert principal and interest at any time into common stock at a conversion price of $1.08 per share. The Company has the right to redeem the notes at any time, provided that the redemption amount must include all interest that would have been earned through maturity. The Company evaluated the notes for beneficial conversion features and derivative accounting criteria and concluded that derivative accounting treatment is not applicable.

On April 21, 2020, Torchlight Energy Resources, Inc. entered into agreements to amend the two 14% Series D Unsecured Convertible Promissory Notes that were originally issued on February 11, 2019. Under the amendment agreements, (a) the maturity dates were extended from May 11, 2020 to November 11, 2021, (b) the conversion price under which the noteholders may convert into our common stock was changed from $1.08 to $0.43, and (c) the noteholders were provided the right, at each noteholder’s election, to convert their notes into either (i) a working interest in the Orogrande Project at the rate of one acre per $1,100 of principal and unpaid interest converted, or (ii) a working interest in the Hazel Project at the rate of one acre per $1,300 of principal and unpaid interest converted; provided, that the noteholders’ right to convert into either such working interest is subject to approval of the collateral agent of the Note Amendment Agreement with the Straz parties.

Under the note amendments, the noteholders agreed to forebear demand or collection on all interest payments due and payable under the Note, including any past due interest payments, for 20 days after the execution of the Note Amendment Agreement. Further, we agreed to (a) issue each holder 20,000 restricted shares of common stock immediately and (b) pay each holder a fee of $10,000, at the same time as the payment of past due interest is paid. The past due interest and fee was paid.

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

The allocated fair values of the BCF and the warrants was recorded as a debt discount from the face amount of the notes and such discount is being accreted over the expected term of the notes and is charged to interest expense. The Company recognized interest expense of $269,061 from the amortization of debt discount from notes for the six months ended June 30, 2020.

The Company evaluated the July 2019 notes for derivative accounting criteria and concluded that derivative accounting treatment was not applicable.

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

Paycheck Protection Program Loan

In response to the COVID-19 pandemic, the U.S. Small Business Administration (the “SBA”) made available low-interest rate loans to qualified small businesses, including under its Paycheck Protection Program (the “PPP”). On April 10, 2020, in order to supplement its cash balance, the Company submitted an application for a loan (“SBA loan”) in the amount of $77,477. On May 1, 2020, Company’s SBA loan application was approved and the Company received the loan proceeds. The SBA loan has an interest rate of 0.98% and matures in April 2022.

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

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through June 30, 2020:

Asset retirement obligations – December 31, 2019	$23,319

Accretion expense	142
Estimated liabilities recorded	-

Asset retirement obligations – March 31, 2020	$23,461

Accretion expense	142
Estimated liabilities recorded	-

Asset retirement obligations – June 30, 2020	$23,603

11.	SUBSEQUENT EVENTS

At-the-Market Equity Offering Program

On July 20, 2020, Torchlight Energy Resources, Inc. (the “Company”) entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”) to conduct an “at-the-market” equity offering program pursuant to which the Company may issue and sell, from time to time at its sole discretion, shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $7,000,000 (the “Shares”), through or to the Agent, as the Company’s sales agent. Subject to the terms and conditions of the Sales Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares, and may, at any time, suspend the sale of the Shares under the Sales Agreement upon proper notice to the other party. The Sales Agreement will terminate upon the issuance and sale of all of the Shares through or to the Agent, unless earlier terminated in accordance with its terms.

The Company has provided the Agent with customary indemnification rights, and the Agent will be entitled to an aggregate fixed commission of 3.0% of the gross proceeds from Shares sold through the Agent under the Sales Agreement. Sales of the Shares under the Sales Agreement will be made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on The Nasdaq Capital Market, at market prices or as otherwise agreed to with the Agent. The Shares have been registered under the Securities Act of 1933, as amended, pursuant to the Registration Statement on Form S-3 (No. 333 220181) filed by the Company with the Securities and Exchange Commission (the “SEC”) on August 25, 2017, and declared effective on September 28, 2017 (the “Registration Statement”). A base prospectus relating to certain securities of the Company, including the Shares, was included with the Registration Statement. On July 20, 2020, the Company filed a prospectus supplement with the SEC relating to the offering of the Shares pursuant to the Sales Agreement.

Since July 20, 2020 and through August 6, 2020, the Company sold a total of 453,002 shares of common stock under at-the-market equity offering program for aggregate gross proceeds of approximately $155,081.

Executive Employment Agreements and Stock Options

On July 15, 2020, we entered into new one-year employment agreements with John Brda, our President and Chief Executive Officer, and Roger Wurtele, our Chief Financial Officer. Their previous employment agreements expired in June 2020. Under the new agreements, Messrs. Brda and Wurtele will continue to receive their same annual salaries of $375,000 and $225,000, with 36% and 20% of the salaries, respectively, continuing to accrue unpaid until such time as the Board of Directors believes there is adequate cash for such payment, or as otherwise contemplated in the employment agreement. Each individual will be eligible for a bonus at the Compensation Committee’s discretion. Each agreement provides that if there is a “change of control” in the company (as defined in the agreement), the employee will be paid in one lump sum any amounts owed to the employee under the agreement that are accrued and unpaid plus his salary that would be earned through the end of the term of the agreement. Each employment agreement has a covenant not to compete and provides for expense reimbursement, four weeks of vacation and certain other benefits.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	SUBSEQUENT EVENTS - continued

Additionally, as part of their employment compensation, the Compensation Committee granted Mr. Brda an option to purchase a total of up to 2,250,000 shares of common stock, including up to 375,000 shares at an exercise price of $0.50 per share and up to 1,875,000 shares at an exercise price of $1.00 per share, and granted Mr. Wurtele an option to purchase a total of up to 750,000 shares of common stock, including up to 375,000 shares at an exercise price of $0.50 per share and up to 375,000 shares at an exercise price of $1.00 per share. The options were granted under our Amended and Restated 2015 Stock Option Plan. The options of both executives will vest upon either (a) the closing of a change of control occurring prior to July 15, 2021, or (b) the company entering into a letter of intent with a third party prior to July 15, 2021 that contemplates a change of control, and the change of control transaction closes with that third party (or an affiliate(s) of that third party) at a date not later than July 15, 2022; subject, however, to acceleration and earlier vesting of all of the options in the event of (i) the termination of employment by the employee for “good reason” under his employment agreement or (ii) a determination of the Compensation Committee, at its discretion. In the event of the death or disability of the employee prior to vesting or if the company terminates the employee’s employment for reasons other than for “cause” under the employment agreement prior to vesting, the option will still vest upon the occurrence of the events described under clauses (a) or (b) above. The options, to the extent such options have not been exercised, will terminate and become null and void on July 15, 2025, if and only if the options vest as described above, or on July 15, 2021, if the options do not vest as described above, subject to the occurrence of the events contemplated under clause (b) above whereby the options would not terminate until July 15, 2022.

Other Equity Transactions

In July 2020, as referenced in Notes 7 and 9 above, 198,926 shares of common stock were issued in connection with the conversion of a note payable and 3,157,895 warrants were exercised on a cashless basis.

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

We operate our business through five wholly-owned subsidiaries, Torchlight Energy, Inc., a Nevada corporation, Torchlight Energy Operating, LLC, a Texas limited liability company, Hudspeth Oil Corporation, a Texas corporation, Torchlight Hazel, LLC, a Texas limited liability company, and Warwink Properties, LLC, a Texas limited liability company. We currently have four full-time employees and we employ consultants for various tasks as needed.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Historical Results for the six months ended June 30, 2020 and 2019:

Revenues and Cost of Revenues

For the six months ended June 30, 2020, we had production revenue of $130,097 compared to $547,912 for the six months ended June 30, 2019. Refer to the table of production and revenue included below for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $148,020 and $241,320 for the six months ended June 30, 2020 and 2019, respectively.

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Oklahoma	Q1 - 2020	181	468	$583	$1,000	$1,583
Hazel (TX)	Q1 - 2020	0	0	$-	$-	$-
MECO (TX)	Q1 - 2020	1,863	1,559	$81,530	$1,507	$83,037
Total Q1-2020		2,044	2,027	$82,113	$2,507	$84,620

Oklahoma	Q2 - 2020	28	448	$774	$156	$930
Hazel (TX)	Q2 - 2020	0	0	$-	$-	$-
MECO (TX)	Q2 - 2020	1,389	747	$44,223	$324	$44,547
Total Q2-2020		1,417	1,195	$44,997	$480	$45,477

2020 Year To Date		3,461	3,222	$127,110	$2,987	$130,097

Oklahoma	Q1 - 2019	56	1,072	$2,567	$2,333	$4,900
Hazel (TX)	Q1 - 2019	2,864	0	$131,901	$-	$131,901
MECO (TX)	Q1 - 2019	3,525	2,565	$167,677	$6,359	$174,036
Total Q1-2019		6,445	3,637	$302,145	$8,692	$310,837

Oklahoma	Q2 - 2019	43	1,770	$2,477	$2,450	$4,927
Hazel (TX)	Q2 - 2019	1,123	0	$64,302	$-	$64,302
Meco (TX)	Q2 - 2019	2,585	2,623	$156,259	$11,587	$167,846
Total Q2-2019		3,751	4,393	$223,038	$14,037	$237,075

Oklahoma	Q3 - 2019	0	0	$-	$-	$-
Hazel (TX)	Q3 - 2019	0	0	$-	$-	$-
Meco (TX)	Q3 - 2019	1,320	4,522	$71,064	$78	$71,142
Total Q3-2019		1,320	4,522	$71,064	$78	$71,142

Oklahoma	Q4 - 2019	166	3,766	$8,873	$1,895	$10,768
Hazel (TX)	Q4 - 2019	0	0	$-	$-	$-
Meco (TX)	Q4 - 2019	2,102	5,890	$110,894	$5,547	$116,441
Total Q4-2019		2,268	9,656	$119,767	$7,442	$127,209

2019 Year To Date		13,784	22,208	$716,014	$30,249	$746,263

During the six months ended June 30, 2020, oil production decreased due to down time associated with equipment repair and typical decline in production from the MECO property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We recorded depreciation, depletion, and amortization expense of $725,198 for the six months ended June 30, 2020 compared to $327,695 for the six months ended June 30, 2019.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2020 and 2019 were $1,654,435 and $1,707,918, respectively, a decrease of $53,483. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the six months ended June 30, 2020 compared to 2019 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$(362,730)
Increase(decrease) in consulting expense	60,439
Increase(decrease) in professional fees	(9,109)
Increase(decrease) in investor relations	138,856
Increase(decrease) in travel expense	(5,889)
Increase(decrease) in salaries and compensation	24,704
Increase(decrease) in legal fees	36,323
Increase(decrease) in insurance	57,849
Increase(decrease) in rent	(9,704)
Increase(decrease) in accounting and audit fees	36,626
Increase(decrease) in general corporate expenses	(20,848)

Total Decrease in General and Administrative Expenses	$(53,483)

Historical Results for the three months ended June 30, 2020 and 2019:

Revenues and Cost of Revenues

For the three months ended June 30, 2020, we had production revenue of $45,477 compared to $237,075 for the three months ended June 30, 2019. Refer to the table of production and revenue presented above for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $80,162 and $113,698 for the three months ended June 30, 2020 and 2019, respectively.

We recorded depreciation, depletion, and amortization expense of $277,793 for the three months ended June 30, 2020 compared to $142,269 for the three months ended June 30, 2019.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2020 and 2019 were $606,811 and $665,160 respectively, a decrease of $58,349. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the three months ended June 30, 2020 compared to 2019 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$(181,500)
Increase(decrease) in consulting expense	7,000
Increase(decrease) in professional fees	(8,109)
Increase(decrease) in investor relations	48,162
Increase(decrease) in travel expense	(12,738)
Increase(decrease) in salaries and compensation	16,219
Increase(decrease) in legal fees	32,774
Increase(decrease) in insurance	46,118
Increase(decrease) in rent	(3,775)
Increase(decrease) in accounting and audit fees	(6,746)
Increase(decrease) in general corporate expenses	4,246

Total Decrease in General and Administrative Expenses	$(58,349)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

At June 30, 2020, we had working capital deficit of $14,748,949 and total assets of $34,246,575. Stockholders’ equity was $16,008,469. The negative working capital is principally due to accumulated accounts payable balances at June 30, 2020 and notes payable which have become payable within one year.

Cash flows from operating activities for the six months ended June 30, 2020 was $(963,840) compared to $276,393 for the six months ended June 30, 2019, a decrease of $1,240,233. Cash flows from operating activities for the six months ended June 30, 2020 can be primarily attributed to net loss from operations of $6,993,115, stock based compensation of $310,150, a loss on extinguishment of debt $1,829,651, a $2,108,301 impairment loss, and other noncash expense adjustments. Cash flows from operating activities for the six months ended June 30, 2019 can be primarily attributed to net loss from operations of $2,568,508 and $658,250, in stock compensation expense, an impairment expense of $474,357 and changes in other noncash expense adjustments. Reference the Consolidated Statements of Cash Flows for additional detail of the components that comprise the net use of cash in operations. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flows from investing activities for the six months ended June 30, 2020 was $(4,949,222) compared to $(4,559,494) for the six months ended June 30, 2019. Cash flows from investing activities principally consists of investment in oil and gas properties in Texas.

Cash flows from financing activities for the six months ended June 30, 2020 was $6,104,908 as compared to $3,858,923 for the six months ended June 30, 2019. Cash flows from financing activities consists of proceeds from issuance of our common stock, proceeds from a subscription receivable, and additional borrowings under notes payable. We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

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

Commitments and Contingencies-

Operating Leases

Effective June 1, 2019 the Company entered into an agreement with a company that had been subleasing a portion of its office space to become the primary obligor on the lease and to assume full responsibility for lease payments after lease expiration on November 30, 2019. The Company has continued after November 30, 2019 as a subtenant on a month-to-month basis.

Environmental matters

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time. As of June 30, 2020 and December 31, 2019, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 30, 2020, our wholly owned subsidiary, Hudspeth Oil Corporation, filed suit against Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies. The suit seeks the recovery of approximately $1.4 million in costs incurred as a result of a tool failure during drilling activities on the University Founders A25 #2 well that is located in the Orogrande Field.  Working interest owner Wolfbone Investments, LLC, a company owned by our Chairman Gregory Mccabe, is a co-plaintiff in that action. After suit was filed, Cordax filed a mineral lien in the amount of $104,500.01 against the Orogrande Field and has sued the operator and counterclaimed against Hudpspeth for breach of contract, seeking the same amount as the lien.  We are contesting the lien in good faith.  The suit, Hudspeth Oil Corporation and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies, was filed in the 189th Judicial District Court of Harris County, Texas.

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2020, we issued a total of 40,000 restricted shares of common stock to certain noteholders in connection with the extension of their promissory notes.

In May 2020, we issued a total of 680,376 restricted shares of common stock in satisfaction of the payment in kind due on April 10, 2020 to the holders of notes payable.

In May 2020, we issued a total of 172,500 warrants to purchase our common stock at a purchase price of $0.425 per share to the representative of the underwriters of the underwritten public offering that closed on May 20, 2020, as partial consideration to such representative. The warrants are exercisable during the four and one-half year period commencing six months from May 18, 2020.

In June 2020, we issued 100,000 restricted shares of common stock to a former executive officer for payment of previously accrued and unpaid compensation.

In June 2020, we issued 257,143 restricted shares of common stock to a consultant as consideration for services.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Share Exchange Agreement dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010.) *

3.1	Articles of Incorporation. (Incorporated by reference from Form 10-K filed with the SEC on March 18, 2019.) *

3.2	Certificate of Amendment to Articles of Incorporation dated December 10, 2014. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2015.) *

3.3	Certificate of Amendment to Articles of Incorporation dated September 15, 2015. (Incorporated by reference from Form 10-Q filed with the SEC on November 12, 2015.) *

3.4	Certificate of Amendment to Articles of Incorporation dated August 18, 2017 (Incorporated by reference from Form 10-Q filed with the SEC on August 9, 2018.) *

3.5	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on October 26, 2016.) *

10.1	Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and certain other parties (Incorporated by reference from Form 8-K filed with the SEC on September 29, 2015) *

10.2	Purchase and Sale Agreement with Husky Ventures, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 12, 2015) *

10.3	Purchase Agreement with McCabe Petroleum Corporation for acquisition of “Hazel Project” (Incorporated by reference from Form 10-Q filed with the SEC on August 15, 2016) *

10.4	Agreement and Plan of Reorganization and Plan of Merger with Line Drive Energy, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.5	Purchase and Sale Agreement with Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.6	Agreement and Plan of Reorganization and Plan of Merger with McCabe Petroleum Corporation and Warwink Properties, LLC(Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.7	Purchase Agreement with Torchlight Energy, Inc. and McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.8	Promissory Note for $3,250,000 by Torchlight Energy, Inc. to McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.9	Assignment of Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.10	Underwriting Agreement, dated April 19, 2018, between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC (Incorporated by reference from Form 8-K filed with the SEC on April 19, 2018) *

10.11	Purchase & Settlement Agreement, dated July 24, 2018, between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation, Founders Oil & Gas, LLC, Founders Oil & Gas Operating, LLC, Wolfbone Investments, LLC and McCabe Petroleum. Corporation (Incorporated by reference from Form 10-Q filed with the SEC on August 9, 2018) *

10.12	16% Series C Unsecured Convertible Promissory Note (form of) dated October 17, 2018 (Incorporated by reference from Form 8-K filed with the SEC on October 18, 2018)*

10.13	Underwriting Agreement, dated January 14, 2020, between Torchlight Energy Resources, Inc. and Aegis Capital Corp. (Incorporated by reference from Form 8-K filed with the SEC on January 14, 2020) *

10.14	Conversion Agreement (form of) dated March 9, 2020 between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation and the previous holders of 16% Series C Unsecured Convertible Promissory Notes (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2020) *

10.15	Underwriting Agreement, dated May 18, 2020, between Torchlight Energy Resources, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc. (Incorporated by reference from Form 8-K filed with the SEC on May 18, 2020) *

10.16	Foundation Note Amendment Agreement dated April 24, 2020 with the David A. Straz, Jr Foundation (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.17	Amendment to Foundation Note Amendment Agreement dated May 12, 2020 with David A. Straz, Jr. Foundation (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.18	Trust Note Amendment Agreement dated April 24, 2020 with The David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986 (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.19	Amendment to Trust Note Amendment Agreement dated May 12, 2020 with the David A. Straz Jr. Irrevocable Trust DTD 11/11/1986 (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.20	Amended and Restated Note dated April 24, 2020 in the amount of $4,000,000 with The David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986 (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10. 21	Amended and Restated Note dated April 24, 2020 in the amount of $4,500,000 with THE David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986 (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.22	Amended and Restated Note dated April 24, 2020 in the amount of $4,000,000 with David A. Straz, Jr. Foundation (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)
10.23	Form of Securities Purchase Agreement, dated June 12, 2020, between Torchlight Energy Resources, Inc. and the investor (Incorporated by reference from Form 8-K filed with the SEC on June 12, 2020) *

10.24	Employment Agreement with John A. Brda dated July 15, 2020 (Incorporated by reference from Form 8-K filed with the SEC on July 16, 2020) *

10.25	Employment Agreement with Roger Wurtele dated July 15, 2020 (Incorporated by reference from Form 8-K filed with the SEC on July 16, 2020) *

10.26	Stock Option Agreement with John A. Brda dated July 15, 2020 (Incorporated by reference from Form 8-K filed with the SEC on July 16, 2020) *

10.27	Stock Option Agreement with Roger Wurtele dated July 15, 2020 (Incorporated by reference from Form 8-K filed with the SEC on July 16, 2020) *

10.28	Sales Agreement, dated July 20, 2020, between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC (Incorporated by reference from Form 8-K filed with the SEC on July 20, 2020) *

31.1	Certification of principal executive officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

*	Incorporated by reference from our previous filings with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Torchlight Energy Resources, Inc.

Date: August 10, 2020	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: August 10, 2020	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer