Form 10-Q
period 2020-09-30
TORCHLIGHT ENERGY RESOURCES INC
filed 2020-11-09
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2020

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

As of November 9, 2020, there were 99,327,673 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019 and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with our ability to extend or restructure existing debt, to obtain additional capital in the future to repay outstanding debt and fund planned expansion, the demand for oil and natural gas which demand could be materially affected by the economic impacts of COVID-19 and possible increases in supply from Russia and OPEC, the proposed business combination transaction with Metamaterial, Inc., general economic factors, competition in the industry, our ability to regain and maintain compliance with the minimum bid price requirement of the Nasdaq Stock Market and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “Torchlight,” “we,” “our,” and similar terms include Torchlight Energy Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$258,803	$89,730
Restricted cash	500,000	-
Accounts receivable	268,458	199,462
Production revenue receivable	73,464	100,546
Subscription receivable	-	250,000
Prepayments - development costs	750,000	-
Prepaid expenses	153,062	96,006
Total current assets	2,003,787	735,744

Oil and gas properties, net	33,463,330	40,182,043
Convertible note receivable	501,096	-
Office equipment, net	4,905	6,348

TOTAL ASSETS	$35,973,118	$40,924,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$819,458	$1,444,002
12% 2021 Secured promissory notes, net of $132,192 and $-0- of discount and financing costs, respectively	12,367,808	-
6% 2021 Secured convertible promissory note due to related party	1,500,000	-
12% 2020 Unsecured promissory notes, net of $-0- and $127,170 of discount and financing costs, respectively	-	8,437,127
8% 2021 Convertible promissory notes payable, net of $733,257 of discount and BCF	1,226,743	-
10% 2020 Convertible promissory notes payable	540,000	540,000
14% 2020 Convertible promissory notes payable	-	2,000,000
PPP note payable	77,477	-
Accrued payroll	1,131,176	996,176
Related party payables	45,000	45,000
Due to working interest owners	54,320	54,320
Accrued interest payable	501,171	445,861
Total current liabilities	18,263,153	13,962,486

12% 2021 Unsecured promissory notes, net of $-0- and $59,297 of discount and financing costs, respectively	-	3,940,703
8% 2021 Convertible promissory notes payable, net of $1,186,029 of discount and BCF	-	773,971
14% 2021 Convertible promissory notes payable, net of $26,915 of financing costs	1,973,085	-
Convertible notes payable and accrued interest	-	7,157,260
Asset retirement obligations	23,745	23,319
Total liabilities	20,259,983	25,857,739

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized; -0- issued and outstanding September 30, 2020 and December 31, 2019	-	-
Common stock, par value $0.001; 150,000,000 shares authorized; 99,432,298 issued and outstanding at September 30, 2020; 76,222,042 issued and outstanding at December 31, 2019	99,438	76,225
Additional paid-in capital	122,645,462	114,143,872
Accumulated deficit	(107,031,765)	(99,153,701)
Total stockholders’ equity	15,713,135	15,066,396

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,973,118	$40,924,135

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Oil and gas sales	$61,722	$71,142	$191,819	$619,054

Cost of revenues	(23,644)	(117,104)	(171,664)	(358,424)

Gross profit	38,078	(45,962)	20,155	260,630

Operating expenses:
General and administrative	590,369	849,425	2,244,804	2,557,343
Depreciation, depletion and amortization	77,118	27,355	802,316	355,050
Loss on extinguishment of debt	-	-	1,829,651	-
Impairment loss	-	-	2,108,301	474,357
Total operating expenses	667,487	876,780	6,985,072	3,386,750

Other income (expense)
Interest expense and accretion of note discounts	(256,636)	(328,895)	(914,243)	(694,077)
Interest income	1,096	-	1,096	52
Total (expense), net	(255,540)	(328,895)	(913,147)	(694,025)

Loss before income taxes	(884,949)	(1,251,637)	(7,878,064)	(3,820,145)

Provision for income taxes	-	-	-	-

Net loss	$(884,949)	$(1,251,637)	$(7,878,064)	$(3,820,145)

Loss per common share:
Basic and Diluted	$(0.01)	$(0.02)	$(0.09)	$(0.05)
Weighted average number of common shares outstanding:
Basic and Diluted	98,242,340	73,930,596	87,926,086	72,350,083

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2020	September 30, 2019
Cash Flows From Operating Activities
Net loss	$(7,878,064)	$(3,820,145)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	395,150	854,720
Stock issued for interest payments on notes payable	-	497,817
Accrued interest payable in stock	60,801	163,168
Amortization of debt issuance costs	230,755	214,939
Accretion of note discounts	82,605	274,217
Amortization of beneficial conversion on convertible notes	452,772	-
Depreciation, depletion and amortization	802,316	355,050
Loss on extinguishment of debt	1,829,651	-
Impairment loss	2,108,301	474,357
Change in:
Accounts receivable	(68,996)	(56,456)
Production revenue receivable	27,082	247,123
Prepayments - development costs	-	144,641
Prepaid expenses	(57,056)	(106,265)
Accounts payable and accrued expenses	226,820	89,119
Accrued interest payable	483,554	489,127
Net cash from operating activities	(1,304,309)	(178,588)

Cash Flows From Investing Activities
Investment in oil and gas properties	(5,570,495)	(6,606,279)
Purchase of property, plant, and equipment	-	(6,564)
Net cash from investing activities	(5,570,495)	(6,612,843)

Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	6,466,400	2,516,880
Proceeds from stock subscription receivable	250,000	-
Proceeds from notes payable	1,077,477	4,010,000
Payment for extension of debt maturity	(250,000)	-
Proceeds from exercise of warrants into common stock	-	184,843
Net cash from financing activities	7,543,877	6,711,723

Net increase (decrease) in cash and restricted cash	669,073	(79,708)

Cash and restricted cash - beginning of period	89,730	840,163

Cash and restricted cash - end of period	$758,803	$760,455

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,344,469	$1,131,819
Cash paid for state franchise tax	$100	$4,442

Supplemental disclosure of non-cash investing and financing activities:
Debt converted by transfer of working interest	$7,330,849	$-
Common stock issued for prepayment of development costs	$750,000	$-
Common stock issued for payment in kind on notes payable	$314,107	$314,107
Common stock issued for note principal and interest conversion	$65,646	$50,000
Common stock issued for note extension	$16,000	$-
Increase (decrease) in accounts payable for property development costs	$(531,864)	$225,536
Beneficial conversion feature on convertible notes	$-	$1,145,546
Debt discount from fair value of warrants with convertible notes	$-	$240,455
Note receivable from third party	$500,000	$-
Account payable relieved in transfer of oil and gas properties	$7,000	$-
Common stock issued for lease interests	$-	$125,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total
Balance, December 31, 2019	76,222,042	$76,225	$114,143,872	$(99,153,701)	$15,066,396

Issuance of common stock for services	125,000	125	86,125	-	86,250
Issuance of common stock to a vendor for delay in payment	40,000	40	25,960	-	26,000
Issuance of common stock for cash, less underwriting/offering costs	3,885,715	3,886	2,353,232	-	2,357,118
Warrants issued in conversion of notes payable	-	-	382,500	-	382,500
Warrants issued for services	-	-	98,900	-	98,900
Stock options issued for services	-	-	19,500	-	19,500
Net loss	-	-	-	(3,693,863)	(3,693,863)

Balance, March 31, 2020	80,272,757	$80,276	$117,110,089	$(102,847,564)	$14,342,801

Issuance of common stock for services	142,857	143	59,857	-	60,000
Issuance of common stock for cash, less underwriting/offering costs	11,344,737	11,345	2,767,856	-	2,779,201
Warrants issued in connection with common stock offerings	-	-	891,112	-	891,112
Issuance of common stock for promissory note extension	40,000	40	15,960	-	16,000
Common stock issued in payment of accounts payable	357,143	357	134,643	-	135,000
Issuance of common stock for payment in kind on notes payable	680,376	680	313,427	-	314,107
Issuance of common stock for prepayment of development costs	1,630,434	1,630	748,370	-	750,000
Stock options issued for services	-	-	19,500	-	19,500
Net loss	-	-	-	(3,299,252)	(3,299,252)

Balance, June 30, 2020	94,468,304	$94,471	$122,060,814	$(106,146,816)	$16,008,469

Issuance of common stock for services	50,000	50	15,450	-	15,500
Issuance of common stock for cash, less underwriting/offering costs	1,557,173	1,557	437,412	-	438,969
Common stock issued in warrant exercise	3,157,895	3,158	(3,158)	-	-
Common stock issued in note principal and interest conversion	198,926	202	65,444	-	65,646
Warrants issued for services	-	-	50,000	-	50,000
Stock options issued for services	-	-	19,500	-	19,500
Net loss	-	-	-	(884,949)	(884,949)

Balance, September 30, 2020	99,432,298	$99,438	$122,645,462	$(107,031,765)	$15,713,135

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total

Balance, December 31, 2018	70,112,376	$70,116	$107,266,965	$(89,314,305)	$18,022,776

Issuance of common stock for services	92,593	92	99,908	-	100,000
Issuance of common stock for cash	1,592,600	1,593	1,272,487	-	1,274,080
Issuance of common stock for interest	13,546	13	14,615	-	14,628
Issuance of common stock for warrant exercise	100,000	100	76,900	-	77,000
Warrants issued for services	-	-	186,000	-	186,000
Stock options issued for services	-	-	111,250	-	111,250
Net loss	-	-	-	(1,677,874)	(1,677,874)

Balance, March 31, 2019	71,911,115	$71,914	$109,028,125	$(90,992,179)	$18,107,860

Issuance of common stock for services	100,000	$100	$148,900	-	$149,000
Issuance of common stock for cash	695,000	$695	$555,305	-	$556,000
Issuance of common stock for oil and gas lease extension	100,000	$100	$124,900	-	$125,000
Issuance of common stock for interest	46,796	$48	$50,492	-	$50,540
Issuance of common stock for note payment in kind	202,316	$202	$313,906	-	$314,108
Issuance of common stock for option/warrant exercise	68,690	$68	$107,775	-	$107,843
Warrants issued for services	-	-	$87,000	-	$87,000
Stock options issued for services	-	-	$25,000	-	$25,000
Net loss	-	-	-	(890,634)	$(890,634)

Balance, June 30, 2019	73,123,917	$73,127	$110,441,403	$(91,882,813)	$18,631,717

Issuance of common stock for services	120,000	120	116,280	-	116,400
Issuance of common stock for cash	858,500	858	685,942	-	686,800
Issuance of common stock for interest	107,503	108	118,438	-	118,546
Warrants issued for services	-	-	67,570	-	67,570
Beneficial conversion feature on convertible notes	-	-	1,145,546	-	1,145,546
Debt discount from fair value of warrants issued with convertible notes	-	-	240,455	-	240,455
Issuance of common stock for convertible note conversion	45,455	45	49,955	-	50,000
Stock options issued for services	-	-	12,500	-	12,500
Net loss	-	-	-	(1,251,637)	(1,251,637)

Balance, September 30, 2019	74,255,375	$74,258	$112,878,089	$(93,134,450)	$19,817,897

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF BUSINESS

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

At September 30, 2020, the Company had not yet achieved profitable operations. We had a net loss of $7,878,064 for the nine months ended September 30, 2020 and had accumulated losses of $107,031,765 since our inception. We expect to incur further losses in the development of our business. The Company had a working capital deficit as of September 30, 2020 of $16,259,366. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Fair value of financial instruments – Financial instruments consist of cash, receivables, convertible note receivable, payables and promissory notes, if any. The estimated fair values of cash, receivables, and payables approximate the carrying amount due to the relatively short maturity of these instruments. The carrying amounts of any promissory notes approximate their fair value giving affect for the term of the note and the effective interest rates. The recorded value of the Company’s convertible note receivable reflects the amount which management believes approximates fair value.

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

Cash and cash equivalents - Cash and cash equivalents include certain investments in highly liquid instruments with original maturities of three months or less. Restricted cash consists of funds held in legal escrow at September 30, 2020. (See Note 9)

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of September 30, 2020 and December 31, 2019, no valuation allowance was considered necessary.

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

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the nine months ended September 30, 2020 and 2019, the Company capitalized $1,773,658 and $2,084,026, respectively, of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related realizable tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The Company recorded an impairment expense of $2,108,301 and $474,357 for the nine months ended September 30, 2020 and 2019, respectively, to recognize the adjustment required by the ceiling test.

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

Revenue recognition – The Company’s revenue is typically generated from contracts to sell natural gas, crude oil or NGLs produced from interests in oil and gas properties owned by the Company. Contracts for the sale of natural gas and crude oil are evidenced by (1) base contracts for the sale and purchase of natural gas or crude oil, which document the general terms and conditions for the sale, and (2) transaction confirmations, which document the terms of each specific sale. The transaction confirmations specify a delivery point which represents the point at which control of the product is transferred to the customer. These contracts frequently meet the definition of a derivative under ASC 815, and are accounted for as derivatives unless the Company elects to treat them as normal sales as permitted under that guidance. The Company elects to treat contracts to sell oil and gas production as normal sales, which are then accounted for as contracts with customers. The Company has determined that these contracts represent multiple performance obligations which are satisfied when control of the commodity transfers to the customer, typically through the delivery of the specified commodity to a designated delivery point.

Revenues from oil and gas sales are detailed as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues

Oil sales	$59,858	$71,064	$186,968	$596,247

Gas sales	1,864	78	4,851	22,807

Total	$61,722	$71,142	$191,819	$619,054

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The calculation of diluted earnings per share excludes 11,027,390 shares issuable upon the exercise of outstanding warrants and options because their effect would be anti-dilutive.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of September 30, 2020 and December 31, 2019.

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

Subsequent events – The Company evaluated subsequent events through November 9, 2020, the date of issuance of these financial statements. Subsequent events are disclosed in Note 11.

4.	OIL & GAS PROPERTIES

The following table presents the capitalized costs for oil & gas properties of the Company as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Evaluated costs subject to amortization	$16,092,416	$13,243,541
Unevaluated costs	33,009,327	39,667,740
Total capitalized costs	49,101,743	52,911,281
Less accumulated depreciation, depletion and amortization	(15,638,413)	(12,729,238)
Total oil and gas properties	$33,463,330	$40,182,043

Unevaluated costs as of September 30, 2020 include cumulative costs on developing projects including the Orogrande, Hazel, and Winkler projects in West Texas.

The Company periodically adjusts for the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of, or changes in market value, of unevaluated leases. The impact of reclassifications as they become necessary is to increase the basis for calculation of future period’s depletion, depreciation and amortization which effectively recognizes the impairment on the consolidated statement of operations over future periods. Reclassified costs also become evaluated costs for purposes of ceiling tests and which may cause recognition of increased impairment expense in future periods. The cumulative unevaluated costs which have been reclassified within our full cost pool totals $5,881,635 as of September 30, 2020.

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

As of September 30, 2020, we had interests in four oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, the Winkler Project in Winkler County, Texas and the wells in Central Oklahoma.

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Gregory McCabe, our Chairman. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, we purchased 100% of the capital stock of Hudspeth which held certain oil and gas assets, including a 100% working interest in approximately 172,000 predominately contiguous acres in the Orogrande Basin in West Texas. Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. Mr. McCabe also holds a 4.5% overriding royalty interest in the Orogrande acreage,- which he obtained prior to, and was not a part of the August 2014 transaction. As of September 30, 2020, leases covering approximately 134,000 acres remain in effect.

We believe all drilling obligations through September 30, 2020 have been met.

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

The Company has drilled eight test wells in the Orogrande in order to stay in compliance with University Lands D&D Unit Agreement, as well as, to test for potential shallow pay zones and deeper pay zones that may be present on structural plays. Development of the wells continued into the nine months ended September 30, 2020 to further capture and document the scientific base in support of demonstrating the production potential of the property. The Company is currently marketing the project for an outright sale or farm in partner. This marketing process has been long and arduous as the overall market is quite soft. Due to the size and scope of the project, we are dealing with very large companies that have multitudes of people reviewing our material, which in itself is extensive. During the marketing process, the Company and Wolfbone will endeavor to complete the University Maverick A24 #1 as a potential producer in the Atoka formation. Should a farm out partner or sale not occur, the Company and Wolfbone will continue to drill additional wells in the play in order to fulfill the obligations under the DDU Agreement

Rich Masterson, our consulting geologist, is credited with originating the Orogrande Project in Hudspeth County in the Orogrande Basin. With Mr. Masterson’s assistance and based on all the science we have gathered to date, we have identified multiple unconventional and conventional target pay zones with depths between 3,000’ and 8,000’ with primary pay, described as the Penn formation, located at depths of 5,300 to 5,900’. Based on our geologic analysis to date, this basin has stacked pay with zones including the Wolfcamp, Penn, Barnett, Woodford, Atoka and more. These potential zones are prospective for oil and gas with a GOR of 1100 expected based on our gathered scientific information and analysis from independent third parties.

On March 9, 2020, holders of notes payable by the Company entered into a Conversion Agreement under which the noteholders elected to convert principal of $6,000,000 and approximately $1,331,000 of accrued interest on the notes, in accordance with their terms, into an aggregate 6% working interest (of all such holders) in the Orogrande Project.

The Orogrande Project ownership as of September 30, 2020 is detailed as follows:

	Revenue	Working
	Interest	Interest
University Lands - Mineral Owner	20.000%	n/a

ORRI - Magdalena Royalties, LLC, an entity controlled by Gregory McCabe, Chairman	4.500%	n/a

ORRI - Unrelated Party	0.500%	n/a

Hudspeth Oil Corporation, a subsidiary of Torchlight Energy Resources Inc.	49.875%	66.500%

Wolfbone Investments LLC, an entity controlled by Gregory McCabe, Chairman	18.750%	25.000%

Conversion by Note Holders in March, 2020	4.500%	6.000%

Unrelated Party	1.875%	2.500%

	100.000%	100.000%

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	OIL & GAS PROPERTIES - continued

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

We were required to drill one well every six months to hold the entire 12,000 acre block for eighteen months until to November 22, 2018, and thereafter two wells every six months. During 2019 and the nine months ended September 30, 2020 modifications were completed to mineral owner leases as described below.

Lease Modifications

In May 2019 we entered into agreements with two of the three mineral owners on the northern section of the leases to keep the entire acreage block as one lease with a one year extension. We issued each of them 50,000 shares of our common stock as consideration for this extension. As of September 30, 2020 we have structured the extension agreement retroactively with the third mineral owner for cash consideration. Due to this extension, our obligation for 2019 reduced to one obligation well. We finished that obligation well targeting a shallow zone that showed oil potential. For the remainder of 2020 the Company must drill one well in June and two wells by the December 31, 2020. Development of the June well was initiated during June, 2020. The December obligation was met under the terms of the Option Agreement. See below.

In April 2018, we announced that we have commenced a process that could result in the monetization of the Hazel Project. We believed the development activity at the Hazel Project, coupled with nearby activities of other oil and gas operators, suggested that this project has achieved a level of value worth monetizing. We anticipate that the liquidity that would be provided from selling the Hazel Project would be used to retire debt with any remainder redeployed into the Orogrande Project.

Option Agreement with Masterson Hazel Partners, LP

On August 13, 2020, our subsidiaries Torchlight Energy, Inc. and Torchlight Hazel, LLC (collectively, “Torchlight”) entered into an option agreement (the “Option Agreement”) with Masterson Hazel Partners, LP (“MHP”) and McCabe Petroleum Corporation. Under the agreement, MHP is obligated to drill and complete, or cause to be drilled and completed, at its sole cost and expense, a new lateral well (the “Well”) on our Hazel Project, sufficient to satisfy Torchlight’s continuous development obligations on the southern half of the prospect no later than September 30, 2020. MHP paid to Torchlight $1,000 as an option fee at the time of execution of the Option Agreement. If MHP fails to meet the September 30, 2020 deadline, then the options granted pursuant to the Option Agreement will automatically terminate, and Torchlight will retain the $1,000 option fee as its sole remedy. MHP is entitled to receive, as its sole recourse for the recoupment of drilling costs, the revenue from production of the Well attributable to Torchlight’s interest until such time as it has recovered its reasonable costs and expenses for drilling, completing, and operating the well.

In exchange for MHP satisfying the above drilling obligations, Torchlight granted to MHP the exclusive right and option to perform operations, at MHP’s sole cost and expense, on the Hazel Project sufficient to satisfy Torchlight’s continuous development obligations on the northern half of the prospect. In the event that MHP exercises this drilling option and satisfies the continuous development obligations on the northern half of the prospect, then MHP will have the option to purchase the entire Hazel Project by March 31, 2021, under the terms of the form of Purchase and Sale Agreement included as an exhibit to the Option Agreement, at an aggregate purchase price of $12,690,704 for approximately 9,762.08 net mineral acres, and not less than 74% net revenue interest (approximately $1,300 per net mineral acre).

MHP must exercise the above options no later than December 1, 2020, subject to extension to March 11, 2021 if MHP drills the Well on the southern half of the prospect, provides notice no later than December 1, 2020 of its intent to conduct operations on the northern half of the prospect and on or before December 15, 2020, conducts operations sufficient to satisfy the drilling obligations regarding the second well on the northern half of the prospect.

In the event MHP exercises its option to purchase the entire Hazel Project, McCabe Petroleum Corporation, which is owned by our chairman Gregory McCabe, has agreed to reduce its reversionary interest in the Hazel Project from 20% to not more than 12.5%.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	OIL & GAS PROPERTIES - continued

On September 18, 2020, the parties entered into a First Amendment to Option Agreement, under which, the date MHP must exercise its options under the Option Agreement was extended. MHP must now exercise the options no later than February 3, 2021, subject to extension to the earlier of May 31, 2021 or the maturity date of the promissory notes held by the David A. Straz, Jr. Foundation and David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986, if MHP drills the well on the southern half of the prospect, provides notice no later than February 3, 2021 of its intent to conduct operations on the northern half of the prospect and on or before February 17, 2021, conducts operations sufficient to satisfy the drilling obligations regarding the second well on the northern half of the prospect.

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

During the nine months ended September 30, 2020, the Company transferred a group of marginal unproductive wells (acquired as part of the original Winkler transaction) to the Operator of the properties in exchange for a $7,000 credit against the outstanding account payable due to the Operator. No gain or loss was recognized on the transaction.

In December 2018, the Company began to take measures on its own to market the Winkler Project in an effort to focus on the Orogrande. This process is ongoing.

Hunton Play, Central Oklahoma

Presently, we are producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

Assessment for Assets Held for Sale Classification

With respect to marketing oil and natural gas properties, the Company has evaluated the properties being marketed to determine whether any should be reclassified as held-for-sale at September 30, 2020. The held-for-sale criteria include: management commits to a plan to sell; the asset is available for immediate sale; an active program to locate a buyer exists; the sale of the asset is probable and expected to be completed within one year; the asset is being actively marketed for sale; and it is unlikely that significant changes to the plan will be made. If each of these criteria is met, the property would be reclassified as held-for-sale on the Company’s consolidated balance sheets and measured at the lower of their carrying amount or estimated fair value less costs to sell. Fair values are estimated using accepted valuation techniques, such as a discounted cash flow model, valuations performed by third parties, earnings multiples, or indicative bids, when available. Management considers historical experience and all available information at the time the estimates are made; however, the fair value that is ultimately realized upon the sale of the assets to be divested may differ from the estimated fair values reflected in the consolidated financial statements. If each of these criteria is met, DD&A expense would not be recorded on assets to be divested once they are classified as held for sale. Based on management’s assessment, certain criteria have not been met and no assets are classified as held for sale as of September 30, 2020.

5.	RELATED PARTY PAYABLES

As of September 30, 2020 and December 31, 2019, related party payables was $45,000, and accrued payroll was $1,131,176 and $996,176, respectively, consisting of accrued and unpaid compensation due to our executive officers.

On September 18, 2020, McCabe Petroleum Corporation, an entity owned by Greg McCabe, Torchlight’s Chairman, provided a bridge loan to Torchlight for $1,500,000. See the description below under the subsection “Secured Convertible Promissory Note Issued in Third Quarter, 2020” in Note 9, which description is incorporated herein by reference. The Company evaluated the note for beneficial conversion feature (“BCF”) and derivative accounting criteria and concluded that there was no BCF or derivative accounting treatment applicable.

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

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of September 30, 2020 and December 31, 2019, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

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

In May 2020, the Company issued 680,376 shares of common stock in satisfaction of the payment in kind valued at $314,107 due on April 10, 2020 under the terms of the promissory notes held by the Straz Foundation and the Straz Trust (see Note 9 below).

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

On June 16, 2020, the Company announced the closing of its registered direct offering of 7,894,737 shares of its common stock at a public offering price of $0.38 per share, for total proceeds of $2,783,691 after deducting underwriting discounts and other offering expenses payable by the Company. In connection with the offering the Company issued 3,157,895 warrants. The warrants were exercised on July 9, 2020 under the cashless provisions in the agreement resulting in the Company issuing 3,157,895 shares of common stock for which no cash was received. Of the total proceeds received from the offering, $854,887 was allocated to the warrants using the pro rata percentage of the number of warrants to the total shares ultimately issued under the offering terms.

During the nine months ended September 30, 2020, the Company issued 317,857 shares of common stock with a fair value of $161,750 as compensation for services.

During the nine months ended September 30, 2020, the Company issued 40,000 shares of common stock to a vendor with a fair value of $26,000 for delay in payment on outstanding account payable.

During the nine months ended September 30, 2020, the Company issued 198,926 shares of common stock to a note holder with a fair value of $65,646 in conversion of principal and accrued interest on a note payable.

During the nine months ended September 30, 2020, the Company issued 40,000 shares of common stock to note holders as compensation for extension of the maturity date of the notes. The fair value of the shares was $16,000.

During the nine months ended September 30, 2020, the Company issued 257,143 shares of common stock to a vendor with a fair value of $90,000 in payment of an outstanding account payable.

During the nine months ended September 30, 2020, the Company issued 100,000 shares of common stock to the former CEO of the Company with a fair value of $45,000 in payment of an accrued liability from prior years.

On July 20, 2020, the Company entered into a Sales Agreement to conduct an “at-the-market” equity offering program pursuant to which the Company may issue and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $7,000,000. The Sales Agent is entitled to an aggregate fixed commission of 3.0% of the gross proceeds from shares sold. Gross proceeds from sales of 1,557,173 shares under the Sales Agreement through September 30, 2020 totaled $511,966. Commissions on the sales totaled $72,997, resulting in net proceeds of $438,969 during the period.

Warrants and Options

During the nine months ended September 30, 2020, the Company issued 715,000 warrants with total fair value of $148,900 as compensation for services and recorded expense of $58,500 related to options issued in prior periods.

During the nine months ended September 30, 2020, the Company issued 750,000 warrants valued at $382,500 in connection with the conversion of convertible notes payable into working interest in the Company’s Orogrande Project.

During the nine months ended September 30, 2020, the Company issued 600,000 warrants in connection with the sale of 600,000 shares of common stock valued at $360,000 in a private placement.

During the nine months ended September 30, 2020, the Company issued 172,500 warrants valued at $36,225 in connection with the offering of common stock on May 20, 2020 as referred to above.

In connection with the registered direct offering closed June 16, 2020, as referenced above, the Company issued 3,157,895 warrants. The warrants were exercised on July 9, 2020 under the cashless provisions in the agreement resulting in the Company issuing 3,157,895 shares of common stock for which no cash was received. Of the total proceeds received from the offering $854,887 was allocated to the warrants using the pro rata percentage of the number of warrants to the total shares ultimately issued under the offering terms.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	STOCKHOLDERS’ EQUITY - continued

A summary of warrants outstanding as of September 30, 2020 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2021	2022	2023	2024	2025	Total
$0.425	-	-	-	-	172,500	172,500
$0.500	-	-	500,000	-	-	500,000
$0.70	-	-	-	-	965,000	965,000
$0.80	-	-	-	-	2,266,667	2,266,667
$1.03	120,000	-	-	-	-	120,000
$1.14	-	-	600,000	-	-	600,000
$1.21	-	-	120,000	-	-	120,000
$1.35	-	365,455	-	-	-	365,455
$1.63	-	-	-	100,000	-	100,000
$1.64	200,000	-	-	-	-	200,000
$2.00	200,000	-	-	-	-	200,000
	520,000	365,455	1,220,000	100,000	3,404,167	5,609,622

On June 11, 2020, 4,500,000 stock options previously granted to officers of the Company in 2015 expired.

On July 15, 2020, we entered into new one-year employment agreements with John Brda, our President and Chief Executive Officer, and Roger Wurtele, our Chief Financial Officer. As part of their employment compensation, the Compensation Committee granted Mr. Brda an option to purchase a total of up to 2,250,000 shares of common stock, including up to 375,000 shares at an exercise price of $0.50 per share and up to 1,875,000 shares at an exercise price of $1.00 per share, and granted Mr. Wurtele an option to purchase a total of up to 750,000 shares of common stock, including up to 375,000 shares at an exercise price of $0.50 per share and up to 375,000 shares at an exercise price of $1.00 per share. The options were granted under our Amended and Restated 2015 Stock Option Plan. The options of both executives will vest upon either (a) the closing of a change of control occurring prior to July 15, 2021, or (b) the Company entering into a letter of intent with a third party prior to July 15, 2021 that contemplates a change of control, and the change of control transaction closes with that third party (or an affiliate(s) of that third party) at a date not later than July 15, 2022; subject, however, to acceleration and earlier vesting of all of the options in the event of (i) the termination of employment by the employee for “good reason” under his employment agreement or (ii) a determination of the Compensation Committee, at its discretion. In the event of the death or disability of the employee prior to vesting or if the Company terminates the employee’s employment for reasons other than for “cause” under the employment agreement prior to vesting, the option will still vest upon the occurrence of the events described under clauses (a) or (b) above. The options, to the extent such options have not been exercised, will terminate and become null and void on July 15, 2025, if and only if the options vest as described above, or on July 15, 2021, if the options do not vest as described above, subject to the occurrence of the events contemplated under clause (b) above whereby the options would not terminate until July 15, 2022. At such time that the options vest, the Black Scholes valuation of the options will be recorded as an expense.

A summary of stock options outstanding as of September 30, 2020 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2021	2022	2023	2024	2025	Total
$0.50	-	-	-	-	750,000	750,000
$1.00	-	-	-	-	2,250,000	2,250,000
$0.85	-	-	-	600,000	-	600,000
$0.97	259,742	-	-	-	-	259,742
$1.10	-	800,000	-	-	-	800,000
$1.19	-	-	700,000	-	-	700,000
$1.57	-	-	-	-	-	-
$1.63	-	58,026	-	-	-	58,026
	259,742	858,026	700,000	600,000	3,000,000	5,417,768

At September 30, 2020, the Company had reserved 11,027,390 common shares for future exercise of warrants and options.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	STOCKHOLDERS’ EQUITY - continued

Warrants and options granted were valued using the Black-Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants and options issued were as follows:

2020

Risk-free interest rate	0.13% - 1.21%
Expected volatility of common stock	90% - 205%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	Three Years to Five Years

2019

Risk-free interest rate	1.77% - 2.46%
Expected volatility of common stock	80% - 107%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	Three Years to Five Years

8.	INCOME TAXES

The Company recorded no income tax provision at September 30, 2020 and December 31, 2019 because of losses incurred.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the nine months ended September 30, 2020 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the nine months ended September 30, 2019.

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $72,806,721 and $66,984,025 at September 30, 2020 and December 31, 2019, respectively. The federal net operating loss carryforward will begin to expire in 2034. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

The effective interest rate is 15.88%.

Extension of Promissory Notes

On April 24, 2020, the Company entered into a Note Amendment Agreement with each of the Straz Foundation, as a lender, the Straz Trust, as a lender and collateral agent, and The Northern Trust Company and Christopher M. Straz, as co-trustees of the Straz Trust. Under the Note Amendment Agreement, the parties agreed to amend and restate the two promissory notes issued to the Straz Trust on April 10, 2017 and February 6, 2018 that have total principal outstanding of $8,500,000, along with the promissory note issued to the Straz Foundation on April 10, 2017 which had an outstanding principal amount of $4,000,000. Under the Note Amendment Agreement, the maturity dates of the two promissory notes held by the Straz Trust and the Note held by the Foundation were extended to April 10, 2021. We had previously extended the maturity date of the promissory note held by the Straz Foundation to April 10, 2021.

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

The 12% promissory note transactions through September 30, 2020 are summarized as follows:

12% 2020 Unsecured promissory note balance - December 31, 2019	$12,377,830

Note principal converted to common stock on July 14, 2020	(64,297)
Accretion of discount and amortization of debt issuance costs	304,275
Debt extension fee paid	(250,000)

12% 2021 Secured promissory note balance - September 30, 2020	$12,367,808

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

The transaction was treated as an extinguishment of debt. The fair value of the working interest transferred in the conversion of the debt was $8,778,000 and the value of warrants issued to the holders was $382,500. The Company recognized a loss on extinguishment of debt in the amount of $1,829,651 during the nine months ended September 30, 2020.

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

The allocated fair values of the BCF and the warrants was recorded as a debt discount from the face amount of the notes and such discount is being accreted over the expected term of the notes and is charged to interest expense. The Company recognized interest expense of $452,772 from the amortization of debt discount from notes for the nine months ended September 30, 2020.

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

Section 1106 of the CARES Act provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the PPP. The PPP and loan forgiveness are intended to provide economic relief to small businesses, such as the Company, that are adversely impacted under the COVID-19 Emergency Declaration issued by President Trump on March 13, 2020. The Company will apply for loan forgiveness.

Secured Convertible Promissory Note Issued in Third Quarter, 2020

On September 18, 2020, McCabe Petroleum Corporation, a company owned by our chairman Gregory McCabe (“MPC”), loaned us $1,500,000, evidenced by a 6% Secured Convertible Promissory Note (the “MPC Note”). The note bears interest at the rate of 6% per annum and provides for payment of the principal amount along with all accrued and unpaid interest in one lump sum payment on its maturity date of May 10, 2021. In connection with the proposed business combination transaction with Metamaterial Inc. (“Metamaterial”), the note provides the following requirements on the use of proceeds of the loan as follows: (i) we will lend $500,000 to Metamaterial pursuant to an 8% Unsecured Convertible Promissory Note (the “Metamaterial Note”); (ii) we will retain and use $500,000 for general corporate purposes, including without limitation, expenses incurred by us in connection with the proposed business combination transaction; and (iii) we will deposit $500,000 into an escrow account, to be held in escrow. If we and Metamaterial enter into a definitive agreement by the later of November 30, 2020 or such later date that is agreed to by us and Metamaterial in writing, the $500,000 from this escrow account will be released to us, and we will lend this amount to Metamaterial pursuant to another convertible promissory note (the “Second Metamaterial Note”). If we do not enter into a definitive agreement by the later of November 30, 2020 or such later date that is agreed to in writing, the $500,000 from this escrow account will be released back to MPC and deducted from the principal amount outstanding under the MPC Note.

The MPC Note is secured by our pledge of the Metamaterial Note and the Second Metamaterial Note (if issued). If we and Metamaterial do not enter into a definitive agreement by the later of November 30, 2020 or such later date that is agreed to in writing, then promptly after that date, we will assign to MPC the Metamaterial Note in full repayment and discharge of $500,000 (plus accrued and unpaid interested on the Metamaterial Note) of the principal amount of the MPC Note, and the remaining $500,000 (less accrued and unpaid interested on the Metamaterial Note) of the principal amount, plus all unpaid interest accrued under the MPC Note, will remain subject to the MPC Note. If a definitive agreement is entered into by the later of November 30, 2020 or such later date that is agreed to in writing, but the proposed business combination transaction is terminated prior to closing or otherwise does not close by the maturity date of the MPC Note, then we will assign to MPC both the Metamaterial Note and Second Metamaterial Note in full repayment and discharge of $1,000,000 (plus accrued and unpaid interested on the Metamaterial Note and Second Metamaterial Note) of the principal amount of the MPC Note, and the remaining $500,000 (less accrued and unpaid interested on the Metamaterial Note and Second Metamaterial Note) of the principal amount, plus all unpaid interest accrued under the MPC Note, will remain subject to the MPC Note.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	PROMISSORY NOTES - continued

The MPC Note also provides that if (i) we and Metamaterial do not enter into a definitive agreement by the later of November 30, 2020 or such later date that is agreed to in writing, or (ii) we and Metamaterial enter into a definitive agreement but the proposed transaction is terminated prior to closing or otherwise does not close by the maturity date of the MPC Note, then at such time and until the maturity date, MPC will have the right, at its option, to convert up to $500,000 of the remaining principal amount of the MPC Note, plus all unpaid interest accrued under the MPC Note, into shares of our common stock at a conversion price of $0.375 per share. Additionally, if the proposed transaction with Metamaterial closes, all principal and interest under the MPC Note will automatically convert into shares of our common stock at $0.375 per share. The Company evaluated the notes for a beneficial conversion feature (“BCF”) and derivative accounting criteria and concluded that there was no BCF or derivative accounting treatment applicable.

Loan to Metamaterial Inc.

On September 20, 2020, we loaned Metamaterial $500,000, evidenced by an 8% Unsecured Convertible Promissory Note (the “Metamaterial Note”). The note bears interest at the rate of 8% per annum and provides for payment of the principal amount along with all accrued and unpaid interest in one lump sum payment on its maturity date of September 20, 2022. Metamaterial has the right to redeem after 120 days. The note is convertible at the price of $0.35 (CAD) per share at the option of the holder if the definitive agreement for the proposed transaction between us and Metamaterial is not entered into by November 2, 2020 (unless extended in writing by the parties) or the definitive agreement is entered but is terminated or expires without closing. The date was extended to November 30, 2020 on November 2, 2020. The Company evaluated the notes for a beneficial conversion feature (“BCF”) and derivative accounting criteria and concluded that there was no BCF or derivative accounting treatment applicable.

10.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through September 30, 2020:

Asset retirement obligations – December 31, 2019	$23,319

Accretion expense	142
Estimated liabilities recorded	-

Asset retirement obligations – March 31, 2020	$23,461

Accretion expense	142
Estimated liabilities recorded	-

Asset retirement obligations – June 30, 2020	$23,603

Accretion expense	142
Estimated liabilities recorded	-

Asset retirement obligations – September 30, 2020	$23,745

11.	SUBSEQUENT EVENTS

Hazel Project Option Agreement

In accordance with the terms of the Option Agreement (see Note 4), Masterson Hazel Partners, LP exercised its option on August 17, 2020 to drill the well that was required to meet the Company’s drilling obligation on the southern half of the prospect. The development of that well is in progress at date of this filing.

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

In April 2018, we announced that we have commenced a process that could result in the monetization of the Hazel Project. Pursuant to our corporate strategy, in our opinion the development activity at the Hazel Project, coupled with nearby activities of other oil and gas operators, is indicative of this project having achieved a level of value that suggests monetization. We believed that the liquidity that would be provided from selling the Hazel Project would be used for debt retirement with any remainder being redeployed into the Orogrande Project. The Hazel Project is currently subject to an Option Agreement, as described above under Note 4.

We are also currently marketing the Orogrande Project for an outright sale or farm in partner and are taking measures on our own to market the Winkler Project. These efforts are continuing.

On September 21, 2020, we announced that we entered into a non-binding letter of intent with Metamaterial Inc. for a proposed business combination transaction. See subsection titled “Recent Developments” below.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Historical Results for the nine months ended September 30, 2020 and 2019:

Revenues and Cost of Revenues

For the nine months ended September 30, 2020, we had production revenue of $191,819 compared to $619,054 for the nine months ended September 30, 2019. Refer to the table of production and revenue included below for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $171,664 and $358,424 for the nine months ended September 30, 2020 and 2019, respectively.

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Oklahoma	Q1 - 2020	181	468	$583	$1,000	$1,583
Hazel (TX)	Q1 - 2020	0	0	$-	$-	$-
MECO (TX)	Q1 - 2020	1,863	1,559	$81,530	$1,507	$83,037
Total Q1-2020		2,044	2,027	$82,113	$2,507	$84,620

Oklahoma	Q2 - 2020	28	448	$774	$156	$930
Hazel (TX)	Q2 - 2020	0	0	$-	$-	$-
MECO (TX)	Q2 - 2020	1,389	747	$44,223	$324	$44,547
Total Q2-2020		1,417	1,195	$44,997	$480	$45,477

Oklahoma	Q3 - 2020	69	1,096	$2,084	$494	$2,578
Hazel (TX)	Q3 - 2020	0	0	$-	$-	$-
MECO (TX)	Q3 - 2020	1,480	680	$57,774	$1,370	$59,144
Total Q3-2020		1,549	1,776	$59,858	$1,864	$61,722

2020 Year To Date		5,010	4,998	$186,968	$4,851	$191,819

Oklahoma	Q1 - 2019	56	1,072	$2,567	$2,333	$4,900
Hazel (TX)	Q1 - 2019	2,864	0	$131,901	$-	$131,901
MECO (TX)	Q1 - 2019	3,525	2,565	$167,677	$6,359	$174,036
Total Q1-2019		6,445	3,637	$302,145	$8,692	$310,837

Oklahoma	Q2 - 2019	43	1,770	$2,477	$2,450	$4,927
Hazel (TX)	Q2 - 2019	1,123	0	$64,302	$-	$64,302
Meco (TX)	Q2 - 2019	2,585	2,623	$156,259	$11,587	$167,846
Total Q2-2019		3,751	4,393	$223,038	$14,037	$237,075

Oklahoma	Q3 - 2019	0	0	$-	$-	$-
Hazel (TX)	Q3 - 2019	0	0	$-	$-	$-
Meco (TX)	Q3 - 2019	1,320	4,522	$71,064	$78	$71,142
Total Q3-2019		1,320	4,522	$71,064	$78	$71,142

Oklahoma	Q4 - 2019	166	3,766	$8,873	$1,895	$10,768
Hazel (TX)	Q4 - 2019	0	0	$-	$-	$-
Meco (TX)	Q4 - 2019	2,102	5,890	$110,894	$5,547	$116,441
Total Q4-2019		2,268	9,656	$119,767	$7,442	$127,209

2019 Year To Date		13,784	22,208	$716,014	$30,249	$746,263

During the nine months ended September 30, 2020, oil production decreased due to down time associated with equipment repair and typical decline in production from the MECO property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We recorded depreciation, depletion, and amortization expense of $802,316 for the nine months ended September 30, 2020 compared to $355,050 for the nine months ended September 30, 2019.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2020 and 2019 were $2,244,804 and $2,557,343, respectively, a decrease of $312,539. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional fees, and other general corporate expenses. The change in general and administrative expenses for the nine months ended September 30, 2020 compared to 2019 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$(475,072)
Increase(decrease) in consulting expense	(64,561)
Increase(decrease) in professional fees	(82,178)
Increase(decrease) in investor relations	131,231
Increase(decrease) in travel expense	(7,787)
Increase(decrease) in salaries and compensation	34,875
Increase(decrease) in legal fees	69,793
Increase(decrease) in insurance	72,082
Increase(decrease) in rent	(14,622)
Increase(decrease) in accounting and audit fees	13,803
Increase(decrease) in general corporate expenses	9,897

Total Decrease in General and Administrative Expenses	$(312,539)

Historical Results for the three months ended September 30, 2020 and 2019:

Revenues and Cost of Revenues

For the three months ended September 30, 2020, we had production revenue of $61,722 compared to $71,142 for the three months ended September 30, 2019. Refer to the table of production and revenue presented above for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $23,644 and $117,104 for the three months ended September 30, 2020 and 2019, respectively.

We recorded depreciation, depletion, and amortization expense of $77,118 for the three months ended September 30, 2020 compared to $27,355 for the three months ended September 30, 2019.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2020 and 2019 were $590,369 and $849,425 respectively, a decrease of $259,056. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the three months ended September 30, 2020 compared to 2019 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$(112,342)
Increase(decrease) in consulting expense	(125,000)
Increase(decrease) in professional fees	(73,069)
Increase(decrease) in investor relations	(7,624)
Increase(decrease) in travel expense	(4,420)
Increase(decrease) in salaries and compensation	58,295
Increase(decrease) in legal fees	33,471
Increase(decrease) in insurance	14,233
Increase(decrease) in rent	(4,918)
Increase(decrease) in accounting and audit fees	(22,823)
Increase(decrease) in general corporate expenses	(14,859)

Total Decrease in General and Administrative Expenses	$(259,056)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

At September 30, 2020, we had working capital deficit of $16,259,366 and total assets of $35,973,118. Stockholders’ equity was $15,713,135. The negative working capital is principally due to accumulated accounts payable balances at September 30, 2020 and notes payable which are payable within one year.

Cash flows from operating activities for the nine months ended September 30, 2020 was $(1,304,309) compared to $(178,588) for the nine months ended September 30, 2019, a decrease of $1,125,721. Cash flows from operating activities for the nine months ended September 30, 2020 can be primarily attributed to net loss from operations of $7,878,064, stock based compensation of $395,150, a loss on extinguishment of debt $1,829,651, a $2,108,301 impairment loss, and other noncash expense adjustments. Cash flows from operating activities for the nine months ended September 30, 2019 can be primarily attributed to net loss from operations of $3,820,145 and $854,720, in stock compensation expense, an impairment expense of $474,357 and changes in other noncash expense adjustments. Reference the Consolidated Statements of Cash Flows for additional detail of the components that comprise the net use of cash in operations. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flows from investing activities for the nine months ended September 30, 2020 was $(5,570,495) compared to $(6,612,843) for the nine months ended September 30, 2019. Cash flows from investing activities principally consists of investment in oil and gas properties in Texas.

Cash flows from financing activities for the nine months ended September 30, 2020 was $7,543,877 as compared to $6,711,723 for the nine months ended September 30, 2019. Cash flows from financing activities consists of proceeds from issuance of our common stock, proceeds from a subscription receivable, and additional borrowings under notes payable. We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

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

Environmental matters

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time. As of September 30, 2020 and December 31, 2019, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

Recent Developments

On September 21, 2020, we announced that we entered into a non-binding letter of intent with Metamaterial Inc., an Ontario business corporation headquartered in Nova Scotia, Canada (“Metamaterial”), for a proposed business combination transaction. On November 2, 2020, the letter of intent was extended. See our current reports on Form 8-K filed on September 23, 2020 and November 2, 2020 for a description of the proposed parameters of the transaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The proposed business combination transaction with Metamaterial may not be completed on the terms or timeline currently contemplated, or at all, and we will incur significant expenses in connection with the steps we will take to pursue the business combination transaction.

The consummation of the proposed business combination transaction with Metamaterial is subject to numerous conditions, including (i) entry into a definitive arrangement agreement, which is subject to our and Metamaterial’s satisfactory completion of due diligence and the negotiation of the final terms and conditions of the business combination transaction, (ii) the absence of certain legal impediments to the consummation of the proposed business combination transaction, (iii) the approval of the business combination transaction by our stockholders and Metamaterial’s stockholders, and (iv) the satisfaction of certain customary and deal-specific conditions to closing that will be contemplated under the final arrangement agreement. We cannot assure you that the proposed business combination will be consummated on the terms or timeline currently contemplated, or at all.

Further, we have expended, and will continue to expend, significant management time and resources and have incurred, and will continue to incur, significant expenses due to legal, advisory and financial services fees related to the proposed business combination transaction. These expenses must be paid regardless of whether the proposed business combination is consummated. Our management’s focus on the proposed business combination could reduce their ability to adequately manage our operations, and the financial expenses associated with the proposed business combination transaction may harm our cash position, both of which may negatively impact our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2020, we issued 198,926 shares of common stock to a noteholder in the conversion of $65,646 in principal and accrued interest on his promissory note.

In August 2020, we issued 50,000 restricted shares of common stock to a consultant as consideration for services.

In August 2020, we issued warrants to purchase a total of 500,000 shares of common stock at an exercise price of $0.50 per share to certain consultants as consideration for services. The warrants are exercisable for a term of three years.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Share Exchange Agreement dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010.) *

3.1	Articles of Incorporation. (Incorporated by reference from Form 10-K filed with the SEC on March 18, 2019.) *

3.2	Certificate of Amendment to Articles of Incorporation dated December 10, 2014. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2015.) *

3.3	Certificate of Amendment to Articles of Incorporation dated September 15, 2015. (Incorporated by reference from Form 10-Q filed with the SEC on November 12, 2015.) *

3.4	Certificate of Amendment to Articles of Incorporation dated August 18, 2017 (Incorporated by reference from Form 10-Q filed with the SEC on August 9, 2018.) *

3.5	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on October 26, 2016.) *

10.1	Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and certain other parties (Incorporated by reference from Form 8-K filed with the SEC on September 29, 2015) *

10.2	Purchase and Sale Agreement with Husky Ventures, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 12, 2015) *

10.3	Purchase Agreement with McCabe Petroleum Corporation for acquisition of “Hazel Project” (Incorporated by reference from Form 10-Q filed with the SEC on August 15, 2016) *

10.4	Agreement and Plan of Reorganization and Plan of Merger with Line Drive Energy, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.5	Purchase and Sale Agreement with Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.6	Agreement and Plan of Reorganization and Plan of Merger with McCabe Petroleum Corporation and Warwink Properties, LLC(Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.7	Purchase Agreement with Torchlight Energy, Inc. and McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.8	Promissory Note for $3,250,000 by Torchlight Energy, Inc. to McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.9	Assignment of Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.10	Underwriting Agreement, dated April 19, 2018, between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC (Incorporated by reference from Form 8-K filed with the SEC on April 19, 2018) *

10.11	Purchase & Settlement Agreement, dated July 24, 2018, between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation, Founders Oil & Gas, LLC, Founders Oil & Gas Operating, LLC, Wolfbone Investments, LLC and McCabe Petroleum. Corporation (Incorporated by reference from Form 10-Q filed with the SEC on August 9, 2018) *

10.12	16% Series C Unsecured Convertible Promissory Note (form of) dated October 17, 2018 (Incorporated by reference from Form 8-K filed with the SEC on October 18, 2018)*

10.13	Underwriting Agreement, dated January 14, 2020, between Torchlight Energy Resources, Inc. and Aegis Capital Corp. (Incorporated by reference from Form 8-K filed with the SEC on January 14, 2020) *

10.14	Conversion Agreement (form of) dated March 9, 2020 between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation and the previous holders of 16% Series C Unsecured Convertible Promissory Notes (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2020) *

10.15	Underwriting Agreement, dated May 18, 2020, between Torchlight Energy Resources, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc. (Incorporated by reference from Form 8-K filed with the SEC on May 18, 2020) *

10.16	Foundation Note Amendment Agreement dated April 24, 2020 with the David A. Straz, Jr Foundation (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.17	Amendment to Foundation Note Amendment Agreement dated May 12, 2020 with David A. Straz, Jr. Foundation (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.18	Trust Note Amendment Agreement dated April 24, 2020 with The David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986 (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.19	Amendment to Trust Note Amendment Agreement dated May 12, 2020 with the David A. Straz Jr. Irrevocable Trust DTD 11/11/1986 (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.20	Amended and Restated Note dated April 24, 2020 in the amount of $4,000,000 with The David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986 (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10. 21	Amended and Restated Note dated April 24, 2020 in the amount of $4,500,000 with THE David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986 (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.22	Amended and Restated Note dated April 24, 2020 in the amount of $4,000,000 with David A. Straz, Jr. Foundation (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)
10.23	Form of Securities Purchase Agreement, dated June 12, 2020, between Torchlight Energy Resources, Inc. and the investor (Incorporated by reference from Form 8-K filed with the SEC on June 12, 2020) *

10.24	Employment Agreement with John A. Brda dated July 15, 2020 (Incorporated by reference from Form 8-K filed with the SEC on July 16, 2020) *

10.25	Employment Agreement with Roger Wurtele dated July 15, 2020 (Incorporated by reference from Form 8-K filed with the SEC on July 16, 2020) *

10.26	Stock Option Agreement with John A. Brda dated July 15, 2020 (Incorporated by reference from Form 8-K filed with the SEC on July 16, 2020) *

10.27	Stock Option Agreement with Roger Wurtele dated July 15, 2020 (Incorporated by reference from Form 8-K filed with the SEC on July 16, 2020) *

10.28	Sales Agreement, dated July 20, 2020, between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC (Incorporated by reference from Form 8-K filed with the SEC on July 20, 2020) *

10.29	Option Agreement with Masterson Hazel Partners, LP and McCabe Petroleum Corporation dated August 13, 2020

10.30	First Amendment to Option Agreement with Masterson Hazel Partners, LP and McCabe Petroleum Corporation dated September 18, 2020

10.31	6% Secured Convertible Promissory Note for $1,500,000 to McCabe Petroleum Corporation dated September 18, 2020 (and Amendment to Promissory Note)

31.1	Certification of principal executive officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

*	Incorporated by reference from our previous filings with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Torchlight Energy Resources, Inc.

Date: November 9, 2020	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: November 9, 2020	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer