Form 10-K
period 2020-12-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2021-03-18
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020.

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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $0.3625 on the Nasdaq Stock Market, was approximately $28,337,186.

At March 18, 2021, there were 145,313,667 shares of the registrant’s common stock outstanding (the only class of common stock).

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

Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to:

●	our ability to consummate the proposed Arrangement (as defined below) with Metamaterial Inc., as discussed herein;

●	risks that the conditions to the closing of the Arrangement are not satisfied, including the risk that required approvals for the Arrangement from governmental authorities or our stockholders or the Meta shareholders are not obtained;

●	risks related to litigation relating to the Arrangement;

●	unexpected costs, charges or expenses resulting from the Arrangement;

●	risks that the proposed Arrangement disrupts our current plans and operations;

●	our ability to realize anticipated benefits from the Arrangement;

●	our ability to successfully grow following the closing of the Arrangement;

●	potential adverse reactions or changes to business relationships resulting from the completion of the Arrangement;

●	the availability and terms of the financing to be incurred in connection with the Arrangement;

●	the success of Meta’s business on a going forward basis following the Arrangement;

●	legislative, regulatory and economic developments, including changing business conditions in the industries in which we operate and the economy in general as well as financial performance and expectations of our existing and prospective customers, our future operating or financial results;

●	our financial condition and liquidity, including our ability to pay amounts that we owe, obtain additional financing in the future to fund capital expenditures, acquisitions and other general corporate activities;

●	our ability to continue as a going concern;

●	the speculative nature of oil and gas exploration;

●	the volatile price and demand of oil and natural gas which demand could be materially affected by the economic impacts of COVID-19 and possible increases in supply from Russia and OPEC;

●	the risk of incurring liability or damages as we conduct business operations due to the inherent dangers involved in oil and gas operations;

●	risks associated with the company’s ability to obtain additional capital in the future to fund planned expansion; and

●	other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected.

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

TABLE OF CONTENTS

PART I

PART I

ITEM 1. BUSINESS

Business Overview

We are an energy company engaged in the acquisition, exploration, exploitation and/or development of oil and natural gas properties in the United States. We are primarily focused on the acquisition of early-stage projects, the development and delineation of these projects, and then the monetization of those assets once these activities are completed.

Since 2010, our primary focus has been the development of interests in oil and gas projects we hold in the Permian Basin in West Texas. Presently, our primary interests include the Orogrande Project in Hudspeth County, Texas and the Hazel Project in the Midland Basin. In November 2020, we sold our interest in the project in Winkler County, Texas.

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

In April 2018, we announced that we have commenced a process that could result in the monetization of the Hazel Project. Pursuant to our corporate strategy, in our opinion the development activity at the Hazel Project, coupled with nearby activities of other oil and gas operators, is indicative of this project having achieved a level of value that suggests monetization. We believe that the liquidity that would be provided from selling the Hazel Project could be redeployed into the Orogrande Project. In August 2020, our subsidiaries entered into an option agreement with a third party (which was amended in September 2020), under which, in exchange for satisfying certain drilling obligations, the third party will have the option to purchase the entire Hazel Project by a date no later than May 31, 2021. In January 2021, the third party notified us of its intent to exercise its option to perform operations sufficient to satisfy the remaining drilling obligations. The option to purchase the Hazel Project may never be exercised.

We are also currently marketing the Orogrande Project for an outright sale or farm in partner. These efforts are continuing.

We operate our business through our wholly owned subsidiaries, including Torchlight Energy, Inc., a Nevada corporation, (“TEI”), Hudspeth Oil Corporation, a Texas corporation, (“Hudspeth”), and Torchlight Hazel, LLC, a Texas limited liability company. We are in the process of winding up our subsidiaries Warwink Properties, LLC and Torchlight Energy Operating, LLC. We currently have four full-time employees and we employ consultants for various roles as needed.

Our principal executive offices are located at 5700 W. Plano Parkway, Suite 3600, Plano, Texas 75093. The telephone number of our principal executive offices is (214) 432-8002.

Arrangement Agreement with Meta

On December 14, 2020, we and our newly formed subsidiaries, Metamaterial Exchangeco Inc. (“Canco”) and 2798831 Ontario Inc. (“Callco”), both Ontario corporations, entered into an arrangement agreement (the “Arrangement Agreement”) with Metamaterial Inc., an Ontario corporation headquartered in Nova Scotia, Canada (“Meta”). Under the Arrangement Agreement, Canco is to acquire all of the outstanding common shares of Meta by way of a statutory plan of arrangement under the Business Corporations Act (Ontario), or the Arrangement, on and subject to the terms and conditions of the Arrangement Agreement. On February 3, 2021, and on March 11, 2020, we and our Ontario subsidiaries entered into an amendment to the Arrangement Agreement with Meta. All references to the Arrangement Agreement in this Annual Report on Form 10-K refer to the Arrangement Agreement as amended.

The Arrangement Agreement provides that the Meta shareholders may elect to receive either shares of our common stock or shares of the capital stock of Canco, which are referred to as the Exchangeable Shares, in exchange for such holder’s Meta common shares, in each case based on an exchange ratio (the “Exchange Ratio”) to be determined based on the number of Meta common shares and shares of our common stock outstanding immediately prior to the effective time of the Arrangement (the “Effective Time”). After the Effective Time, each Exchangeable Share will be exchangeable by the holder for one share of the common stock of the combined company (subject to customary adjustments for stock splits or other reorganizations). In addition, we may require all outstanding Exchangeable Shares to be exchanged upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the Arrangement. While outstanding, holders of Exchangeable Shares will be entitled to cast votes on matters for which holders of the common stock of the combined company are entitled to vote, and will be entitled to receive dividends economically equivalent to the dividends declared by the combined company with respect to its common stock. Eligibility to receive Exchangeable Shares will be subject to certain Canadian residency restrictions and tax statuses.

ITEM 1. BUSINESS - continued

The Arrangement Agreement additionally makes provision for the conversion or amendment of other outstanding Meta securities, including options, deferred share units and warrants, such that they will be exercisable for shares of the common stock of the combined company, in each case with adjustments based on the Exchange Ratio.

Immediately following the Effective Time, based on the Exchange Ratio, the former shareholders of Meta are anticipated to own approximately 75% of the economic and voting interest of the combined company, with current Torchlight stockholders holding approximately 25% economic and voting interest. Following the Effective Time, the combined company’s board of directors will be comprised of seven directors, with five of such directors to be nominees of Meta, one to be jointly nominated by Meta and Torchlight and one director to be a nominee of Torchlight, subject to the reasonable approval of Meta. Additionally, the current management of Torchlight will resign and be replaced by George Palikaras as Chief Executive Officer and Kenneth Rice as Chief Financial Officer.

Under the Arrangement Agreement, Torchlight will also submit to its stockholders a proposal to approve the issuance of stock under the Arrangement Agreement and amend Torchlight’s articles of incorporation to effect a reverse split (the “Reverse Split”), to maintain compliance with the listing standards of Nasdaq. In connection therewith, on February 4, 2021, we filed a preliminary proxy statement (the “Proxy”), with the SEC.

Following the Reverse Split, and prior to the Effective Time, Torchlight will declare and issue a dividend, on a pro rata basis, of shares of Series A preferred stock, (the “Series A Preferred Stock”), with the rights set forth in the Series A certificate of designation, (the “Series A Certificate of Designation”) which is attached as Annex H of the Proxy, to the holders of its common stock. Following the Effective Time, the holders of the Series A Preferred Stock will be entitled to a dividend based on the net proceeds of the sale of any assets that are used or held for use in our oil and gas exploration business, (the “O&G Assets”), subject to certain holdbacks. Such asset sales must occur prior to the earlier of (i) December 31, 2021 or (ii) the date which is six months from the closing of the Arrangement, (the “Sale Expiration Date”). Following the Sale Expiration Date, subject to certain conditions, the combined company will effect a spin-off of any remaining O&G Assets with the Series A Preferred Stock holders to receive their pro rata equity interest in the spin-off entity.

The transaction has been unanimously approved by the board of directors of Meta, and shareholders representing 48.06% of Meta’s common shares have entered into voting and support agreements in connection with the Arrangement. The transaction has also been unanimously approved by our board of directors, and stockholders representing 19.74% of our common stock have entered into voting and support agreements in connection with the Arrangement.

The consummation of the Arrangement is subject to certain closing conditions, including without limitation the requirement that (i) prior to the effective time of the Arrangement, we raise gross proceeds of at least $10 million through the issuance of common stock or securities convertible into or exercisable for common stock, less the aggregate principal amount and accrued interest on certain loans that we have made to Meta (the “Pre-Closing Financing”) which condition has been met (ii) all of our debt is converted into shares of our common stock or repaid in full, with certain exceptions available and (iii) the shares issuable in connection with the arrangement have been approved for listing on Nasdaq. Other closing conditions include without limitation the receipt of all required approvals from our stockholders and Meta’s shareholders and from the Ontario Superior Court of Justice (Commercial List), (the “Court”) and all other required regulatory approvals, as well as other customary closing conditions, including the absence of a material adverse effect with respect to either us or Meta. As of the date of this filing all of our notes payable have been retired.

The Arrangement is expected to close in the first half of 2021 and is to be implemented by way of an arrangement under the Business Corporations Act (Ontario). The Arrangement Agreement provides for customary representations, warranties and covenants, including covenants of each party to (i) subject to certain exceptions, carry on its business in the ordinary course of business consistent with past practice during the period between the execution of the Arrangement Agreement and the Effective Time and (ii) not solicit any alternate transactions or, subject to certain exceptions, to engage in any discussions or negotiations with respect thereto. Subject to certain terms and conditions, the Arrangement Agreement may be terminated by either party after May 15, 2021, and if the Arrangement Agreement is terminated prior to that date by either party as a result of obtaining a superior proposal from a third party, such terminating party is required to pay a termination fee of $2 million.

Under the Arrangement Agreement, we loaned Meta $500,000 on December 16, 2020, in exchange for an unsecured convertible promissory note in substantially the same form as the 8% unsecured convertible promissory note that evidences our loan to Meta of $500,000 on September 20, 2020. On February 18, 2021, Torchlight loaned to Meta $10,000,000, evidenced by an unsecured convertible promissory note issued by Meta (the “Promissory Note”), substantially in the same form as the previous bridge notes issued by Meta to us, to satisfy Torchlight’s requirement to provide additional bridge financing to Meta pursuant to the Arrangement Agreement. These three bridge loans, including the aggregate principal and unpaid interest, will be included in, and credited against, the funds we are obligated to raise in the Pre-Closing Financing. Upon the closing of the Arrangement, all of the bridge notes will be deemed cancelled and paid in full.

ITEM 1. BUSINESS - continued

Key Torchlight Business Attributes

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

Investment Evaluation and Review. This process is the key ingredient to our success. Recognition of quality investment opportunities is the fuel that drives our engine. Broadly, this process includes the following activities: prospect acquisition, regional and local geological and geophysical evaluations, data processing, economic analysis, lease acquisition and negotiations, permitting, and field supervision. We expect these evaluation processes to be managed by our management team. Expert or specific technical support will be outsourced as needed. Only if a project is taken to development, and only then, will additional staff be hired. New personnel will have very specific responsibilities. We anticipate attractive investment opportunities to be presented from outside companies and from the large informal community of geoscientists and engineers. Building a network of advisors is key to the pipeline of high-quality opportunities.

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

Current Projects

As of December 31, 2020, we had interests in three oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, and the Hunton wells in partnership with Kodiak in Central Oklahoma

See the description under “Current Projects” below under Note 4, “Oil & Gas Properties,” of the financial statements included with this report for information and disclosure regarding these projects, which description is incorporated herein by reference.

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

ITEM 1. BUSINESS - continued

The permits required for our operations may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are and will be in substantial compliance with current applicable environmental laws and regulations and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our company, as well as the oil and natural gas industry in general.

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

Research and Development

We did not spend any funds on research and development activities during the years ended December 31, 2020 or 2019.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.torchlightenergy.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should carefully consider the risks described below, together with all of the other information contained in this Annual Report on Form 10-K. Some of these factors relate to the Arrangement as well as to the risks associated with Meta’s business and the industry in which Meta operates and our business and the industry in which we operate. The risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially and adversely affect our business and operations.

Risks Related to the COVID-19 Pandemic

An occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect, and has to date negatively affected, our operations.

The occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to, and has already, negatively affected our operations. A pandemic typically results in social distancing, travel bans and quarantine, and the effects of, and response to, the COVID-19 pandemic has limited access to our facilities, properties, management, support staff and professional advisors. These, in turn, have not only negatively impacted our operations and financial condition, but our overall ability to react timely to mitigate the impact of this event. Further, the COVID-19 pandemic has resulted in declines in the demand for, and the price of, oil and gas, and it is unclear how long this decline will last. The full effect on our business and operation is currently unknown. In the event that the effects of COVID-19 continue in the future and/or the economy continues to deteriorate, we may be forced to curtail our operations and may be unable to pay our debt obligations, if any, (all notes payable have been paid or converted at the date of this filing) as they come due.

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

Risks Related to the Arrangement

The Arrangement may not be completed due to failure to obtain the necessary court and/or regulatory approvals.

To complete the Arrangement, we and Meta must make certain filings with and obtain certain consents and approvals from various governmental and regulatory authorities including the Court, and the approval of Nasdaq of the listing of the shares of the combined company to be issued pursuant to the Arrangement. We and Meta have not yet obtained these approvals, all of which are required to complete the Arrangement. The regulatory approval processes may take a lengthy period of time to complete which could delay completion of the Arrangement. The approval processes, including the undertakings and conditions that may be required for approval or whether the court and regulatory approvals, may not be obtained.

Uncertainty surrounding the Arrangement could adversely affect our retention of strategic partners and personnel and could negatively impact our future business and operations.

Because the Arrangement is dependent upon satisfaction of certain conditions, its completion is subject to uncertainty. In response to this uncertainty, our strategic partners may delay or defer decisions concerning our business. Any delay or deferral of those decisions by strategic partners could have a material adverse effect on our business and operations, regardless of whether the Arrangement is ultimately completed.

ITEM 1A. RISK FACTORS - continued

We could fail to complete the Arrangement.

The Arrangement may not be completed as there are certain conditions that are outside of our control and the control of Meta. The completion of the Arrangement is subject to the satisfaction of a number of conditions which include, among others, (i) obtaining necessary approvals of securityholders and debtholders, if any, of us and Meta, (ii) that not more than 10% of the Meta shareholders exercise any dissent rights; (iii) the Pre-Closing Financing is completed (which has been satisfied); and (iv) performance by us and Meta of the respective obligations and covenants in the Arrangement Agreement. These conditions may not be satisfied.

In addition, we and Meta each have the right to terminate the Arrangement Agreement in certain circumstances. Accordingly, there is no certainty that the Arrangement Agreement will not be terminated by either us or Meta before the completion of the Arrangement. For example, we have the right, in certain circumstances, to terminate the Arrangement Agreement if changes occur that, in the aggregate, have a material adverse effect. Although a material adverse effect excludes certain events that are beyond our control and the control of Meta, a change having a material adverse effect on Meta may occur before the effective date of the Arrangement, in which case we could elect to terminate the Arrangement Agreement and the Arrangement would not proceed. In addition, if the Arrangement is not completed by May 15, 2021, we or Meta may choose to terminate the Arrangement Agreement in accordance with its terms.

If the Arrangement is not completed, our ongoing business may be adversely affected as a result of the costs (including opportunity costs) incurred in respect of pursuing the Arrangement, and we could experience negative reactions from the financial markets, which could cause a decrease in the market price of our common stock, particularly if the market price reflects market assumptions that the Arrangement will be completed or completed on certain terms. We may also experience a negative impact on our ability to attract future acquisition opportunities. Failure to complete the Arrangement or a change in the terms of the Arrangement could each have a material adverse effect on our business, financial condition and results of operations.

If the Arrangement is not completed and our board of directors decides to seek another merger or business combination, we may not be able to find a party willing to engage in a transaction that is equivalent to, or more attractive than, the Arrangement. In addition, in certain circumstances, we may be required to pay a termination payment of $2 million, or the Termination Payment, to Meta as described in the Proxy.

The Termination Payment, if triggered, and the fact that certain of our stockholders have agreed to vote in favor of the Arrangement related proposals at the special meeting of our stockholders to approve the Arrangement, may discourage other parties from attempting to acquire us.

Under the Arrangement Agreement, we are required to pay a Termination Payment of $2 million to Meta in the event the Arrangement Agreement is terminated in certain circumstances. The Termination Payment may discourage other parties from attempting to engage in a transaction with us or otherwise make an alternative Acquisition Proposal, even if those parties would otherwise be willing to offer greater value to our stockholders than that offered by Meta under the Arrangement.

Furthermore, as noted above, certain of our stockholders have agreed to irrevocably commit the shares to, among other things, vote in favor of the proposals related to the Arrangement at a special meeting of our stockholders. As a result, other parties may be discouraged from attempting to engage in a transaction with us, even if those parties would otherwise be willing to offer greater value to our stockholders than that offered by Meta under the Arrangement.

ITEM 1A. RISK FACTORS - continued

We will incur substantial transaction-related costs in connection with the Arrangement even if the Arrangement is not completed.

Certain costs related to the Arrangement, such as legal, accounting and certain financial advisor fees must be paid by us even if the Arrangement is not completed, and some of such costs may be unanticipated, or underestimated by our management. Also, if the Arrangement is not completed, we may be required to pay the Termination Payment to Meta in certain circumstances. Such costs may offset any expected cost savings and other synergies from the Arrangement.

While the Arrangement is pending, we are restricted from taking certain actions.

The Arrangement Agreement restricts us from taking specified actions until the Arrangement is completed without the consent of Meta, which may adversely affect our ability to execute certain business strategies including, but not limited to, the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Arrangement.

The pending Arrangement may divert the attention of our management.

The pending Arrangement could cause the attention of our management to be diverted from the day-to-day operations. These disruptions could be exacerbated by a delay in the completion of the Arrangement and could have an adverse effect on our business, operating results or prospects, regardless of whether the Arrangement is ultimately completed.

Following the completion of the Arrangement, the combined company may issue additional securities.

Following the completion of the Arrangement, the combined company may issue additional securities (including equity securities) to finance its activities, including in order to finance acquisitions. If the combined company were to issue additional equity securities, the ownership interest of our existing stockholders may be diluted and some or all of the combined company’s financial measures on a per share basis could be reduced. Moreover, as the combined company’s intention to issue additional equity securities becomes publicly known, the combined company’s share price may be materially adversely affected.

Our stockholders may not receive any dividends in respect of the Series A Preferred Stock.

In connection with the Arrangement, we will declare a dividend of shares of the Series A Preferred Stock to holders of record of our common stock as of a date to be determined by our board of directors. Such dividend will be paid immediately prior to the closing of the Arrangement. The Series A Certificate of Designation will entitle the holders of Series A Preferred Stock to receive dividends, or Asset Sale Dividends, comprised of the holder’s pro rata portion of the proceeds from the sale of the O&G Assets, (“O&G Asset Sales”) in the event that we or the combined company consummates one or more such transaction prior to the Sale Expiration Date. However, we or the combined company may not be able to consummate any such transaction prior to such date on terms that will permit us or the combined company to pay such dividends, or at all.

ITEM 1A. RISK FACTORS - continued

Holders of Series A Preferred Stock will be entitled to receive Asset Sale Dividends from any O&G Asset Sale that is consummated prior to the Sale Expiration Date. Prior to declaring or paying any dividend, the combined company will deduct from the gross proceeds of an O&G Asset Sale various costs and expenses described in the Series A Certificate of Designation, which include, among others, (i) costs and expenses we or the combined company incurs in connection with the applicable O&G Asset Sale transaction, (ii) costs the combined company incurs following the consummation of the Arrangement with respect to the O&G Assets, (iii) taxes the combined company incurs in connection with the applicable O&G Asset Sale, the payment of dividends to the holders of Series A Preferred Stock, and the O&G Assets, (iv) liabilities the combined company incurs in connection with the applicable O&G Asset Sale and (v) amounts paid or payable with respect to outstanding debt, if any. In addition, the combined company will also withhold an amount of 10% of the proceeds from each O&G Asset Sale, (“the Holdback Amount”) to cover potential post-closing liabilities and obligations that the combined company may incur in respect of such transaction. If, after the deduction and withholding of these amounts, there are no net proceeds available for distribution to the holders of Series A Preferred Stock, then the combined company will not declare or pay a dividend with respect to that transaction unless and until any remaining funds from the Holdback Amount are due to be distributed to the holders of Series A Preferred Stock through a dividend, or the combined company receives additional net proceeds from such O&G Asset Sale (for example, as a result of post-closing payments or the release of escrowed funds).

In the event that any O&G Assets have not been sold in an O&G Asset Sale that is consummated prior to the Sale Expiration Date, the combined company will, to the extent permitted by applicable law, declare a spin-off dividend to distribute beneficial ownership of the remaining O&G Assets to the holders of Series A Preferred Stock. However, if the combined company cannot effect such spin-off dividend in a manner that is exempt from registration under all applicable securities laws, the combined company will not declare the spin-off dividend and instead will use good faith, commercially reasonable efforts to preserve the value of the remaining O&G Assets or to distribute or provide the value of the remaining O&G Assets to the holders of Series A Preferred Stock, so long as the combined company is not required to divert the attention of management or incur material expenses in excess of amount required to be reserved under the Arrangement Agreement. Thus, we, or the combined company, ultimately may not be able to deliver the value of any remaining O&G Assets to the holders of Series A Preferred Stock.

The Series A Preferred Stock will not be listed or traded on any exchange.

The Series A Preferred Stock to be issued by us to holders of record of our common stock as of a record day fixed by our board of directors and will not be listed or traded on any exchange. No market is expected to develop for the Series A Preferred Stock in the foreseeable future and holders of the Series A Preferred Stock may not be able to find a buyer and sell their shares if they desired to do so.

ITEM 1A. RISK FACTORS - continued

Risks Related to Torchlight’s Business and Industry if the Arrangement does not occur

We have a limited operating history relative to larger companies in our industry and may not be successful in developing profitable business operations.

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

To achieve profitable operations in the future, we must, alone or with others, successfully manage the factors stated above, as well as continue to develop ways to enhance our production efforts. Despite our best efforts, we may not be successful in our exploration or development efforts or obtain required regulatory approvals. There is a possibility that some, or all, of the wells in which we obtain interests may never produce oil or natural gas.

ITEM 1A. RISK FACTORS - continued

We have limited capital and will need to raise additional capital in the future.

We do not currently have sufficient capital to fund both our continuing operations and our planned growth should the Arrangement not occur. We will require additional capital to continue to grow our business via acquisitions and to further expand our exploration and development programs. We may be unable to obtain additional capital when required. Future acquisitions and future exploration, development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

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

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We had a net loss of approximately $12.8 million for the year ended December 31, 2020 and an accumulated deficit in aggregate of approximately $111.9 million at year end. We are not generating sufficient operating cash flows to support continuing operations and expect to incur further losses in the development of our business.

In our financial statements for the year ended December 31, 2020, our auditor indicated that certain factors raised substantial doubt about our ability to continue as a going concern. These factors included our accumulated deficit, as well as the fact that we were not generating sufficient operating cash flows to meet our regular working capital requirements. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 1A. RISK FACTORS - continued

As a non-operator, our development of successful operations relies extensively on third parties who, if not successful, could have a material adverse effect on our results of operation.

If the Arrangement does not occur, we expect to primarily participate in wells operated by third parties. As a result, we will not control the timing of the development, exploitation, production and exploration activities relating to leasehold interests we acquire. We do, however, have certain rights as granted in our joint operating agreements that allow us a certain degree of freedom such as, but not limited to, the ability to propose the drilling of wells. If our drilling partners are not successful in such activities relating to our leasehold interests, or are unable or unwilling to perform, our financial condition and results of operation could have an adverse material effect.

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

We may be unable to monetize the Orogrande and Hazel Projects at an attractive price, if at all, and the disposition of such assets may involve risks and uncertainties.

We have commenced a process that could result in the monetization of the Orogrande and Hazel Projects. Such dispositions may result in proceeds to us in an amount less than we expect or less than our assessment of the value of the assets. We do not know if we will be able to successfully complete such disposition on favorable terms or at all. In addition, the sale of these assets involves risks and uncertainties, including disruption to other parts of our business, potential loss of customers or revenue, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture.

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

Should the Arrangement not occur, our ability to successfully acquire oil and gas interests, to build our reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with industry participants and our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment. These realities are subject to change and our inability to maintain close working relationships with industry participants or continue to acquire suitable property may impair our ability to execute our business plan.

ITEM 1A. RISK FACTORS - continued

To continue to develop our business should the Arrangement not occur, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we will use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

The price of oil and natural gas has historically been volatile. If it were to decrease substantially, our projections, budgets, and revenues would be adversely affected, potentially forcing us to make changes in our operations.

Should the Arrangement not occur, our future financial condition, results of operations and the carrying value of any oil and natural gas interests we acquire will depend primarily upon the prices paid for oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

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

These factors as well as the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices affect our revenues and could reduce the amount of oil and natural gas that we can produce economically. Accordingly, such declines could have a material adverse effect on our financial condition, results of operations, oil and natural gas reserves and the carrying values of our oil and natural gas properties. If the oil and natural gas industry experiences significant price declines, we may be unable to make planned expenditures, among other things. If this were to happen, we may be forced to abandon or curtail our business operations, which would cause the value of an investment in us to decline or become worthless.

In early March of 2020, the market experienced a precipitous decline in oil prices in response to oil demand concerns due to the economic impacts of the a highly transmissible and pathogenic coronavirus known as COVID-19 and anticipated increases in supply from Russia and OPEC, particularly Saudi Arabia. Generally, demand for oil has declined substantially. These trends materially and adversely affect our results of operations, cash flows and financial condition, and, unless conditions in our industry improve, this trend will continue.

If oil or natural gas prices remain depressed or drilling efforts are unsuccessful, we may be required to record additional write downs of our oil and natural gas properties.

If oil or natural gas prices remain depressed or drilling efforts are unsuccessful, we could be required to write down the carrying value of certain of our oil and natural gas properties. Write downs may occur when oil and natural gas prices are low, or if we have downward adjustments to our estimated proved reserves, increases in our estimates of operating or development costs, deterioration in drilling results or mechanical problems with wells where the cost to redrill or repair is not supported by the expected economics.

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

The Company recognized an impairment charge of $2,108,301 in 2020 and $1,494,769 in 2019.

ITEM 1A. RISK FACTORS - continued

Because of the inherent dangers involved in oil and gas operations, there is a risk that we may incur liability or damages as we conduct our business operations, which could force us to expend a substantial amount of money in connection with litigation and/or a settlement.

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us. In recent years, there has also been increased scrutiny on the environmental risk associated with hydraulic fracturing, such as underground migration and surface spillage or mishandling of fracturing fluids including chemical additives. This technology has evolved and continues to evolve and become more aggressive. We believe that new techniques can increase estimated ultimate recovery per well to over 1.0 million barrels of oil equivalent and have increased initial production two or three-fold. We believe that recent designs have seen improvement in, among other things, proppant per foot, barrels of water per stage, fracturing stages, and clusters per fracturing stage. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. In addition, we will need to quickly adapt to the evolving technology, which could take time and divert our attention to other business matters. We currently have no insurance to cover such losses and liabilities, and even if insurance is obtained, it may not be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

The market for oil and gas is intensely competitive, and competition pressures could force us to abandon or curtail our business plan.

The market for oil and gas exploration services is highly competitive, and we only expect competition to intensify in the future. Numerous well-established companies are focusing significant resources on exploration and are currently competing with us for oil and gas opportunities. Other oil and gas companies may seek to acquire oil and gas leases and properties that we have targeted. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger companies which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. Actual or potential competitors may be strengthened through the acquisition of additional assets and interests. Additionally, there are numerous companies focusing their resources on creating fuels and/or materials which serve the same purpose as oil and gas but are manufactured from renewable resources.

As a result, we may not be able to compete successfully and competitive pressures may adversely affect our business, results of operations, and financial condition, should the Arrangement not occur. If we are not able to successfully compete in the marketplace, we could be forced to curtail or even abandon our current business plan, which could cause any investment in us to become worthless.

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

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we use for production of oil and natural gas reserves. Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.” We accrue a liability for decommissioning costs associated with our wells but have not established any cash reserve account for these potential costs in respect of any of our properties. If decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

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

Our operations, should the Arrangement not occur, will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or our loss of or denial of extension of, any of these licenses or permits could hamper our ability to produce revenues from our operations.

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

Our future success, should the Arrangement not occur, is dependent, in a large part, on retaining the services of our current management team. Our executive officers possess a unique and comprehensive knowledge of our industry and related matters that are vital to our success within the industry. The knowledge, leadership and technical expertise of these individuals would be difficult to replace. The loss of one or more of our officers could have a material adverse effect on our operating and financial performance, including our ability to develop and execute our long-term business strategy. We do not maintain key-man life insurance with respect to any employees. We do have employment agreements with each of our executive officers.

We have limited management and staff and are dependent upon partnering arrangements and third-party service providers.

We currently have four full-time employees, including our Chief Executive Officer and Chief Financial Officer. The loss of these individuals would have an adverse effect on our business, as we have very limited personnel. We leverage the services of other independent consultants and contractors to perform various professional services, including engineering, oil and gas well planning and supervision, and land, legal, environmental and tax services. We also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Our dependence on third-party consultants and service providers create a number of risks, including but not limited to:

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

As of the date of this report, our executive officers and directors collectively and beneficially own approximately 16.1% of our outstanding common stock (see Item 12 of this report for an explanation of how this number is computed). This concentration of voting control gives these affiliates substantial influence over any matters which require a stockholder vote, including without limitation the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders. It could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In performing this evaluation and testing, management concluded that our internal control over financial reporting is effective as of December 31, 2020. Our continued compliance with Section 404, will require that we incur substantial accounting expense and expend significant management efforts. We do not have an internal audit group. We have however, engaged independent professional assistance for the evaluation and testing of internal controls.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on January 4, 2021, the price of our common stock closed at $0.71 per share while on February 16, 2021, our stock price closed at $4.29 per share.  We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the recent outbreak of the novel strain of coronavirus (COVID-19) has caused broad stock market and industry fluctuations. The stock market in general and the market for companies such as ours in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	investor reaction to our business strategy;

●	the success of competitive products or technologies;

●	our continued compliance with the NASDAQ listing standards;

●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;

●	actions taken by regulatory agencies with respect to our products, manufacturing process or sales and marketing terms;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	the success of our efforts to acquire or in-license additional products or product candidates;

●	developments concerning our collaborations or partners;

●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

●	our ability or inability to raise additional capital and the terms on which we raise it;

●	declines in the market prices of stocks generally;

●	trading volume of our common stock;

●	actual or purported “short-squeeze” trading activity;

●	sales of our common stock by us or our stockholders;

ITEM 1A. RISK FACTORS - continued

●	general economic, industry and market conditions; and

●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of the novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Further, recent increases are significantly inconsistent with any improvements in actual or expected operating performance, financial condition or other indicators of value. Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current levels or that future sales of our common stock will not be at prices lower than those sold to investors.

        Additionally, securities of certain companies have recently experienced significant and extreme volatility in stock price due short sellers of shares of common stock, known as a “short squeeze.”  These short squeezes have caused extreme volatility in both the stock prices of those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment, as in many cases the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

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

Investments in oil and gas properties during the years ended December 31, 2020 and 2019 are detailed as follows:

	2020	2019
Property acquisition costs	$-	$-
Development costs	$3,472,281	$6,641,467
Exploratory costs	$-	$-

Totals	$3,472,281	$6,641,467

Property development costs presented above exclude interest capitalized into the full cost pool of $2,353,700 in 2020 and $2,858,753 in 2019.

The development costs for 2020 include work in the Orogrande and Hazel projects in west Texas. No development costs were incurred for Oklahoma properties in 2020.

ITEM 2. PROPERTIES - continued

Oil and Natural Gas Reserves

As of December 31, 2020, the Company had no proved reserves. At December 31, 2019 we had proved reserves related only to the Warwink project which was sold on November 11, 2020 (effective November 1, 2020). The Hazel and Orogrande Projects consist only of unevaluated properties in progress of development for future production. At December 31, 2020 there are no proved nonproducing reserves related to these properties. The Oklahoma properties are marginal producing wells which are not economic in the context of proved reserve value. The estimates of our 2019 proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

	December 31, 2020			December 31, 2020
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	0	0	0	$-	$-
Proved Undeveloped	0	0	0	$-	$-
Total Proved	0	0	0	$-	$-

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$-

Probable Undeveloped	0	0	0	$-	$-

	December 31, 2019			December 31, 2019
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%

Proved Producing	14,700	21,100	18,217	$634	$514
Proved Nonproducing	0	0	0	$-	$-
Total Proved	14,700	21,100	18,217	$634	$514

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$539

Probable Undeveloped	0	0	0	$-	$-

The decrease in producing reserves from 2019 to 2020 from 18,217 to -0- BOE is related to the sale of the Winkler properties on November 11, 2020 (effective November 1, 2020).

Reserve values as of December 31, 2019 are related to a single producing well in the Warwink Project.

BOE equivalents are determined by combining barrels of oil with MCF of gas divided by six.

ITEM 2. PROPERTIES - continued

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Year Ended December 31, 2020

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)	BOE
TOTAL PROVED RESERVES:
Beginning of period	14,710	21,130	18,232
Revisions of previous estimates	-	-	-
Extensions, discoveries and other additions	-	-	-
Divestiture of Reserves	(9,265)	(16,132)	(11,954)
Acquisition of Reserves	-	-	-
Production	(5,445)	(4,998)	(6,278)
End of period	-	-	-

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Year Ended December 31, 2019

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)	BOE
TOTAL PROVED RESERVES:
Beginning of period	974,780	156,940	1,000,937
Revisions of previous estimates	(944,985)	(121,400)	(965,218)
Extensions, discoveries and other additions	-	-	-
Divestiture of Reserves	-	-	-
Acquisition of Reserves	-	-	-
Production	(15,085)	(14,410)	(17,487)
End of period	14,710	21,130	18,232

ITEM 2. PROPERTIES - continued

Standardized Measure of Oil & Gas Quantities
Year Ended December 31, 2020 & 2019

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows :

	2020	2019

Future cash inflows	$-	$843,040
Future production costs	-	(196,670)
Future development costs	-	-
Future income tax expense	-	-
Future net cash flows	-	646,370
10% annual discount for estimated timing of cash flows	-	(107,070)
Standardized measure of discounted future net cash flows related to proved reserves	$-	$539,300

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows:

	2020	2019
Balance, beginning of period	$539,300	$5,341,330
Net change in sales and transfer prices and in production (lifting) costs related to future production	(632,020)	1,176,090
Changes in estimated future development costs	-	1,851,760
Net change due to revisions in quantity estimates	-	(5,896,344)
Accretion of discount	107,070	(868,787)
Other	-	(1,763,161)

Net change due to extensions and discoveries	-	-
Net change due to sales of minerals in place	(9,452)	-
Sales and transfers of oil and gas produced during the period	(4,898)	(294,912)
Previously estimated development costs incurred during the period	-	993,324
Net change in income taxes	-	-
Balance, end of period	$-	$539,300

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

Reserve Estimation Process, Controls and Technologies

No reserve report has been prepared for 2020. The only properties that had measurable reserves at December 31, 2019 were sold on November 11, 2020 (effective November 1, 2020). The only other producing properties owned by the Company are those located in Oklahoma which are marginally producing and are uneconomic for reserve calculation purposes.

The reserve estimates for 2019, including PV-10 estimates, set forth above were prepared by PeTech Enterprises, Inc. for the Company’s properties in Oklahoma and Texas. The calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

ITEM 2. PROPERTIES - continued

We do not have any employees with specific reservoir engineering qualifications in the company. Our Chairman and Chief Executive Officer worked closely with PeTech Enterprises Inc. in connection with their preparation of our reserve estimates for 2019, including assessing the integrity, accuracy, and timeliness of the methods and assumptions used in this process.

PeTech Enterprises, Inc. (“PeTech”), who provided 2019 reserve estimates for our properties, is a Texas based family owned oil and gas production and investment company that provides reservoir engineering, economics and valuation support to energy banks, energy companies and law firms as an expert witness. PeTech has been in business since 1982. Amiel David is the President of PeTech and the primary technical person in charge of the estimates of reserves and associated cash flow and economics on behalf of the company for the results presented in its reserves report to us. He has a PhD in Petroleum Engineering from Stanford University. He is a registered Professional Engineer in the state of Texas (PE #50970), granted in 1982, a member of the Society of Petroleum Engineers and a member of the Society of Petroleum Evaluation Engineers.

Proved Nonproducing Reserves

As of December 31, 2020, our proved nonproducing reserves totaled -0- barrels of oil equivalents (BOE) compared to -0- as of December 31, 2019.

At the end of 2020 and 2019 reserves did not include any value for proved undeveloped properties. This was due to the lack of intent to drill additional wells in the Hazel area by the Company which reflects the decision to focus capital and attention to development in the Orogrande area. Provision has been made to maintain the Hazel leases in effect through renegotiation of the terms of the mineral leases.

We made investments and development progress during 2020 to develop proved producing reserves in the Orogrande and Hazel Projects in the Permian Basin in West Texas. As of December 31, 2020, nine test wells have been developed in the Orogrande Project and six test wells have been developed in the Hazel Project.

As of December 31, 2020, the Hazel project was subject to an option agreement.

The Warwink project was sold on November 11, 2020 (effective November 1, 2020).

Our current drilling plans, subject to sufficient capital resources and the periodic evaluation of interim drilling results and other potential investment opportunities, include drilling additional evaluation wells in the Orogrande AMI to continue to derisk the prospect and obtain initial production from the development efforts.

Production, Price, and Production Cost History

During the year ended December 31, 2020, we produced and sold 5,445 barrels of oil net to our interest at an average sale price of $34.48 per bbl. We produced and sold 4,998 MCF of gas net to our interest at an average sales price of $1.13 per MCF. Our average production cost including lease operating expenses and direct production taxes was $30.02 per BOE. Our depreciation, depletion, and amortization expense was $130.68 per BOE.

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

Our 2020 production was from properties located in central Oklahoma and in west Texas. Reserves at the end of 2019 were 100% from the Warwink properties in west Texas. For 2020, approximately 614 BOE was produced in Oklahoma and 5,664 BOE produced in Texas, or 10% from Oklahoma and 90% from wells in west Texas.

ITEM 2. PROPERTIES - continued

Quarterly Revenue and Production by State for 2020 and 2019 are detailed as follows:

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Oklahoma	Q1 - 2020	181	468	$583	$1,000	$1,583
Hazel (TX)	Q1 - 2020	0	0	$-	$-	$-
MECO (TX)	Q1 - 2020	1,863	1,559	$81,530	$1,507	$83,037
Total Q1-2020		2,044	2,027	$82,113	$2,507	$84,620

Oklahoma	Q2 - 2020	28	448	$774	$156	$930
Hazel (TX)	Q2 - 2020	0	0	$-	$-	$-
MECO (TX)	Q2 - 2020	1,389	747	$44,223	$324	$44,547
Total Q2-2020		1,417	1,195	$44,997	$480	$45,477

Oklahoma	Q3 - 2020	69	1,096	$2,084	$494	$2,578
Hazel (TX)	Q3 - 2020	0	0	$-	$-	$-
MECO (TX)	Q3 - 2020	1,480	680	$57,774	$1,370	$59,144
Total Q3-2020		1,549	1,776	$59,858	$1,864	$61,722

Oklahoma	Q4 - 2020	0	0	$1,042	$773	$1,815
Hazel (TX)	Q4 - 2020	0	0	$-	$-	$-
MECO (TX)	Q4 - 2020	435	0	$9,837	$5,519	$15,356
MECO (Sold 11/1/20)	YTD ADJ	0	0	$(10,092)	$(5,519)	$(15,611)
Total Q4-2020		435	0	$787	$773	$1,560

2020 Year To Date		5,445	4,998	$187,755	$5,624	$193,379

Oklahoma	Q1 - 2019	56	1,072	$2,567	$2,333	$4,900
Hazel (TX)	Q1 - 2019	2,864	0	$131,901	$-	$131,901
MECO (TX)	Q1 - 2019	3,525	2,565	$167,677	$6,359	$174,036
Total Q1-2019		6,445	3,637	$302,145	$8,692	$310,837

Oklahoma	Q2 - 2019	43	1,770	$2,477	$2,450	$4,927
Hazel (TX)	Q2 - 2019	1,123	0	$64,302	$-	$64,302
Meco (TX)	Q2 - 2019	2,585	2,623	$156,259	$11,587	$167,846
Total Q2-2019		3,751	4,393	$223,038	$14,037	$237,075

Oklahoma	Q3 - 2019	0	0	$-	$-	$-
Hazel (TX)	Q3 - 2019	0	0	$-	$-	$-
Meco (TX)	Q3 - 2019	1,320	4,522	$71,064	$78	$71,142
Total Q3-2019		1,320	4,522	$71,064	$78	$71,142

Oklahoma	Q4 - 2019	166	3,766	$8,873	$1,895	$10,768
Hazel (TX)	Q4 - 2019	0	0	$-	$-	$-
Meco (TX)	Q4 - 2019	2,102	5,890	$110,894	$5,547	$116,441
Total Q4-2019		2,268	9,656	$119,767	$7,442	$127,209

2019 Year To Date		13,784	22,208	$716,014	$30,249	$746,263

ITEM 2. PROPERTIES - continued

Drilling Activity and Productive Wells

Combined Well Status

The following table summarizes development activity and Well Status as of December 31, 2020:

	Cumulative Well Status		Developed (Sold)		Cumulative Well Status
Drilling Activity/Well Status	at 12/31/2020		2020		at 12/31/2019
	Gross	Net	Gross	Net	Gross	Net

Development Wells:
Productive -Texas (Hazel)	1.00	0.80	-	-	1.00	0.80
Productive -Texas (Warwink)	-	-	(1.00)	(0.13)	1.00	0.13
Productive - Okla	2.00	0.40	-	-	2.00	0.40
Test Wells - Orogrande	9.00	5.69	-	-	9.00	5.69
Test Wells - Hazel	6.00	4.80	-	-	6.00	4.80

Exploration Wells:
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-

Total Drilled Wells:
Productive -Texas	1.00	0.80	(1.00)	(0.13)	2.00	0.93
Productive - Okla	2.00	0.40	-	-	2.00	0.40
Test Wells	15.00	10.49	-	-	15.00	10.49

Acquired Wells:
Productive -Texas	-	-	-	-	-	-
Productive - Okla	-	-	-	-	-	-

Total Wells:
Productive -Texas	1.00	0.80	(1.00)	(0.13)	2.00	0.93
Productive - Okla	2.00	0.40	-	-	2.00	0.40
Test Wells	15.00	10.49	-	-	15.00	10.49

Total	18.00	11.69	(1.00)	(0.13)	19.00	11.82

Well Type:
Oil	-	-	-	-	-	-
Gas	-	-	-	-	-	-
Combination - Oil and Gas	3.00	1.20	(1.00)	(0.13)	4.00	1.33
Test Wells	15.00	10.49	-	-	15.00	10.49

Total	18.00	11.69	(1.00)	(0.13)	19.00	11.82

ITEM 2. PROPERTIES - continued

Our acreage positions at December 31, 2020 are summarized as follows:

			TRCH Interest		TRCH Interest
	Total Acres		Developed Acres		Undeveloped Acres
Leasehold Interests - 12/31/2020	Gross	Net	Gross	Net	Gross	Net

Texas - Orogrande	134,000	89,110	-	-	134,000	89,110
Hazel Project	12,203	9,762	320	256	11,883	9,506

Oklahoma - Viking	640	192	640	192	-	-

Total	146,843	99,064	960	448	145,883	98,616

Current Projects

As of December 31, 2020, we had interests in three oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, and the Hunton wells in partnership with Kodiak Ventures in central Oklahoma.

See the description under “Current Projects” below under Note 4, “Oil & Gas Properties,” of the financial statements included with this report for information and disclosure regarding these projects, which description is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

On January 31, 2020, Torchlight Energy Resources, Inc. and its wholly owned subsidiaries Torchlight Energy, Inc. and Torchlight Energy Operating, LLC were served with a lawsuit brought by Goldstone Holding Company, LLC (Goldstone Holding Company, LLC v. Torchlight Energy, Inc., et al., in the 160th Judicial District Court of Dallas County, Texas). On February 24, 2020, Torchlight Energy Resources, Inc., Torchlight Energy, Inc., and Torchlight Energy Operating, LLC timely filed their answer, affirmative defenses, and requests for disclosure. The suit, which seeks monetary relief over $1 million, makes unspecified allegations of misrepresentations involving a November 2015 participation agreement and a 2016 amendment to the participation agreement. Torchlight has denied the allegations and has asserted several affirmative defenses including but not limited to, that the suit is barred by the applicable statute of limitations, that the claims have been released, and that the claims are barred because of contractual disclaimers between sophisticated parties. Torchlight has also asserted counterclaims for attorney fees. On January 14, 2021, Goldstone Holding Company, LLC dismissed its claims without prejudice, leaving Torchlight’s counterclaims for attorney fees as the only pending claim in the case. On February 26, 2021, Torchlight filed a non-suit without prejudice on its counterclaims for attorney fees, leaving no claims in the case. However, Goldstone Holding Company, LLC asked the court to re-instate its claims. That matter is set for hearing on March 25, 2021. If the court does reinstate the case, Torchlight intends to re-assert its attorney fees claim and to contest Goldstone’s claims.

On April 30, 2020, our wholly owned subsidiary, Hudspeth Oil Corporation, filed suit against Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies. The suit seeks the recovery of approximately $1.4 million in costs incurred as a result of a tool failure during drilling activities on the University Founders A25 #2 well that is located in the Orogrande Field.  Working interest owner Wolfbone Investments, LLC, a company owned by our Chairman Gregory Mccabe, is a co-plaintiff in that action. After the suit was filed, Cordax filed a mineral lien in the amount of $104,500.01 against the Orogrande Field and has sued the operator and counterclaimed against Hudpspeth for breach of contract, seeking the same amount as the lien.  We are contesting the lien in good faith. We have added the manufacturer of one of the tool components that we contend was a cause of the tool failure. The suit, Hudspeth Oil Corporation and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies, was filed in the 189th Judicial District Court of Harris County, Texas.

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

Record Holders

As of March 18, 2021, there were approximately 207 stockholders of record of our common stock, and we estimate that there were approximately 103,000 additional beneficial stockholders who hold their shares in “street name” through a brokerage firm or other institution. As of March 18, 2021, we have a total of 145,313,667 shares of common stock issued and outstanding.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Equity Compensation Plan Information

The following table sets forth all equity compensation plans as of December 31, 2020:

Number of
securities
remaining
available
for future
	Number of		issuance
	securities to	Weighted-	under
	be issued	average	equity
	upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by security holders	5,417,768	$.96	4,582,232

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

Summary of Key Results

Overview

We are engaged in the acquisition, exploration, exploitation, and/or development of oil and natural gas properties in the United States, principally in West Texas.

The West Texas properties demonstrate significant potential and future production capabilities based upon the analysis of scientific data being gathered in the day by day development activity. Therefore, the Board has determined to focus its efforts and capital on these projects to maximize shareholder value for the long run.

During 2019 and 2020 the Company continued development in the Orogrande Project. Additional development of test wells was continued to capture additional science data to support lease value. Our Warwink project was sold in 2020 and an Option Agreement was executed in 2020 for the proposed sale of our Hazel project.

In August 2020, our subsidiaries entered into an option agreement with a third party (which was amended in September 2020), under which, in exchange for satisfying certain drilling obligations, the third party will have the option to purchase the entire Hazel Project by a date no later than May 31, 2021. In January 2021, the third party notified us of its intent to exercise its option to perform operations sufficient to satisfy the remaining drilling obligations.

Our strategy in divesting of projects other than the Orogrande Project has been to refocus on the greatest potential future value for the Company while systematically eliminating debt as noncore assets are sold and operations are streamlined.

Arrangement Agreement with Metamaterial

On December 14, 2020, we and our newly formed subsidiaries, Canco and Callco, entered into an arrangement agreement, or the Arrangement Agreement, with Metamaterial Inc., an Ontario corporation headquartered in Nova Scotia, Canada, or Meta. Under the Arrangement Agreement, Canco is to acquire all of the outstanding common shares of Meta by way of a statutory plan of arrangement under the Business Corporations Act (Ontario), or the Arrangement, on and subject to the terms and conditions of the Arrangement Agreement. On February 3, 2021, we and our Ontario subsidiaries entered into an amendment to the Arrangement Agreement with Meta.

The disclosure under “Item 1. Business” is incorporated herein by reference, including the sections titled “Arrangement Agreement with Metamaterial.”

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2020 and 2019 included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management.

Historical Results for the Years Ended December 31, 2020 and 2019

For the year ended December 31, 2020, we had a net loss of $12,781,896 compared to a net loss of $9,839,396 for the year ended December 31, 2019. The difference is primarily due to a decrease in revenues, increased general and administrative expenses, an impairment loss, a loss on sale of oil and gas property and extinguishment of debt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Revenues and Cost of Revenues

For the year ended December 31, 2020, we had production revenue of $193,379 compared to $746,263 of production revenue for the year ended December 31, 2019. Refer to the table of production and revenue for 2020 and 2019 included below. Our cost of revenue, consisting of lease operating expenses and production taxes, was $188,481, and $451,325 for the years ended December 31, 2020 and 2019, respectively.

The change in revenue was primarily impacted by the suspension of production from the Flying B #3 well in the Hazel Project in May 2019 and the sale of our Warwink Project in November 2020.

Production and Revenue are detailed as follows:

Property+A2:G124	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Oklahoma	Q1 - 2020	181	468	$583	$1,000	$1,583
Hazel (TX)	Q1 - 2020	0	0	$-	$-	$-
MECO (TX)	Q1 - 2020	1,863	1,559	$81,530	$1,507	$83,037
Total Q1-2020		2,044	2,027	$82,113	$2,507	$84,620

Oklahoma	Q2 - 2020	28	448	$774	$156	$930
Hazel (TX)	Q2 - 2020	0	0	$-	$-	$-
MECO (TX)	Q2 - 2020	1,389	747	$44,223	$324	$44,547
Total Q2-2020		1,417	1,195	$44,997	$480	$45,477

Oklahoma	Q3 - 2020	69	1,096	$2,084	$494	$2,578
Hazel (TX)	Q3 - 2020	0	0	$-	$-	$-
MECO (TX)	Q3 - 2020	1,480	680	$57,774	$1,370	$59,144
Total Q3-2020		1,549	1,776	$59,858	$1,864	$61,722

Oklahoma	Q4 - 2020	0	0	$1,042	$773	$1,815
Hazel (TX)	Q4 - 2020	0	0	$-	$-	$-
MECO (TX)	Q4 - 2020	435	0	$9,837	$5,519	$15,356
MECO (Sold 11/1/20)	YTD ADJ	0	0	$(10,092)	$(5,519)	$(15,611)
Total Q4-2020		435	0	$787	$773	$1,560

2020 Year To Date		5,445	4,998	$187,755	$5,624	$193,379

Oklahoma	Q1 - 2019	56	1,072	$2,567	$2,333	$4,900
Hazel (TX)	Q1 - 2019	2,864	0	$131,901	$-	$131,901
MECO (TX)	Q1 - 2019	3,525	2,565	$167,677	$6,359	$174,036
Total Q1-2019		6,445	3,637	$302,145	$8,692	$310,837

Oklahoma	Q2 - 2019	43	1,770	$2,477	$2,450	$4,927
Hazel (TX)	Q2 - 2019	1,123	0	$64,302	$-	$64,302
Meco (TX)	Q2 - 2019	2,585	2,623	$156,259	$11,587	$167,846
Total Q2-2019		3,751	4,393	$223,038	$14,037	$237,075

Oklahoma	Q3 - 2019	0	0	$-	$-	$-
Hazel (TX)	Q3 - 2019	0	0	$-	$-	$-
Meco (TX)	Q3 - 2019	1,320	4,522	$71,064	$78	$71,142
Total Q3-2019		1,320	4,522	$71,064	$78	$71,142

Oklahoma	Q4 - 2019	166	3,766	$8,873	$1,895	$10,768
Hazel (TX)	Q4 - 2019	0	0	$-	$-	$-
Meco (TX)	Q4 - 2019	2,102	5,890	$110,894	$5,547	$116,441
Total Q4-2019		2,268	9,656	$119,767	$7,442	$127,209

2019 Year To Date		13,784	22,208	$716,014	$30,249	$746,263

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We recorded depreciation, depletion and amortization expense of $820,441 for the year ended December 31, 2020 compared to $4,393,160 for 2019. Impairment expense recognized was $2,108,301 in 2020 compared to $1,494,769 for 2019. An impairment of unevaluated costs of $756,964 was recorded at December 31, 2019 which became an addition to the basis for future depreciation, depletion, and amortization expense for 2020.

General and Administrative Expenses

Our general and administrative expenses for the years ended December 31, 2020 and 2019 were $3,526,700 and $3,273,697, respectively, an increase of $253,003. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which were non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The increase in general and administrative expenses for the year ended December 31, 2020 compared to 2019 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$(537,572)
Increase(decrease) in consulting expense	(132,512)
Increase(decrease) in professional fees	(85,729)
Increase(decrease) in investor relations	148,814
Increase(decrease) in travel expense	(37,560)
Increase(decrease) in salaries and compensation	131,920
Increase(decrease) in legal fees	662,121
Increase(decrease) in insurance	85,501
Increase(decrease) in rent	(17,175)
Increase(decrease) in accounting and audit fees	8,557
Increase(decrease) in general corporate expenses	26,638

Total Increase in General and Administrative Expenses	$253,003

Liquidity and Capital Resources

For the year ended December 31, 2020, we had a net loss of $12,781,896 compared to a net loss of $9,839,396 for the year ended December 31, 2019.

At December 31, 2020, we had current assets of $521,574 and total assets of $32,396,904. As of December 31, 2020, we had current liabilities of $2,897,083. Stockholders’ equity was $12,643,418 at December 31, 2020.

Cash from operating activities for the year ended December 31, 2020, was $(1,345,273) compared to $(141,933) for the year ended December 31, 2019, a decrease of $1,203,340. Cash from operating activities during 2020 can be attributed principally to net loss from operations of $12,781,896 adjusted for noncash stock based compensation of $404,900, for $820,441 in depreciation, depletion and amortization expense, for $1,999,866 in loss on extinguishment of debt, for $2,928,276 in loss from sale of oil and gas property and $2,108,301 in impairment expense.

Cash used in operating activities during 2019 can be attributed principally to net losses from operations of $9,839,396 adjusted for noncash stock-based compensation of $942,470, depreciation, depletion and amortization expense of $4,393,160, and impairment expense of $1,494,769.

Cash used in investing activities for year ended December 31, 2020 was $5,804,023 compared to $8,790,222 for the year ended December 31, 2019. Cash used in investing activities consisted primarily of investments in oil and gas properties during the year ended December 31, 2020 and 2019.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cash from financing activities for the year ended December 31, 2020 was $7,190,893 as compared to $8,181,722 for the year ended December 31, 2019. Cash from financing activities in 2020 and 2019 consisted primarily of proceeds from common stock issuances and debt financing. We expect to continue to have cash provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments. Reference Note 11 to the Financial Statements regarding additional funding closed subsequent to December 31, 2020.

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

Commitments and Contingencies

Leases

The Company is subject to a sublease agreement through October 31, 2021 for occupancy of its office premises which requires monthly rent payments of $3,512.

As of December 31, 2020, the Company had interests in three oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, and Hunton wells in Central Oklahoma.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Torchlight Energy Resources, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Torchlight Energy Resources, Inc (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from its operations, has negative working capital, and a significant accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Depletion and Impairment of Oil and Gas Properties

As described in Note 3 to the consolidated financial statements, depletion, and impairment of proved oil and gas properties involve judgments and estimates related to the Company’s oil and gas reserve quantities and associated future net cash flows. In addition, impairment assessment of unevaluated oil and gas properties involves the consideration of factors that include, among others, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, and remaining capital plan. We identified depletion and impairment of oil and gas properties as a critical audit matter.

The principal considerations for our determination that performing procedures relating to depletion and impairment of oil and gas properties is a critical audit matter are the presence of significant judgment by management, including the use of management’s specialists, when developing the estimates of proved oil and gas reserves and in assessing the impairment of unevaluated oil and gas properties, which in turn, led to a high degree of auditor judgment, effort, and subjectivity in performing procedures to evaluate management’s estimated future cash flows and significant assumptions, and testing the completeness and accuracy of lease records, including leasehold expiration and evaluating plans to develop certain properties.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, understanding the design of controls relating to depletion and the impairment assessment of oil and gas properties, evaluating the completeness and accuracy of ownership records, including inputs of interest and net revenue interests, testing the Company’s depletion calculations, evaluating the key inputs and significant assumptions used in the Company’s impairment analysis of oil and gas properties, and understanding the specialists’ qualifications and objectivity, as well as the methods and assumptions used by the specialists.

/s/ Briggs & Veselka Co.

We have served as the Company’s auditor since 2016

Houston Texas

March 18, 2021

TORCHLIGHT ENERGY RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$131,327	$89,730
Accounts receivable	137,801	137,769
Accounts receivable, related party	92,320	61,693
Production revenue receivable	21,182	100,546
Subscription receivable	-	250,000
Prepayments - development costs	35,272	-
Prepaid expenses	103,672	96,006
Total current assets	521,574	735,744

Oil and gas properties, net	30,857,959	40,182,043
Convertible note receivable	1,012,822	-
Office equipment, net	4,549	6,348

TOTAL ASSETS	$32,396,904	$40,924,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,026,950	$1,444,002
12% 2020 Unsecured promissory notes, net of $-0- and $127,170 discount and financing costs, respectively	-	8,437,127
10% 2020 Convertible promissory notes payable	-	540,000
14% 2021 Convertible promissory notes payable	-	2,000,000
Accrued payroll	1,213,779	996,176
Related party payables	98,805	45,000
Due to working interest owners	54,320	54,320
Accrued interest payable	503,229	445,861
Total current liabilities	2,897,083	13,962,486

12% 2021 Secured convertible promissory notes, net of $69,179 and $59,297 discount and financing costs, respectively	12,430,821	3,940,703
8% 2021 Convertible promissory notes payable, net of $505,957 and $1,186,029 discount and BCF, respectively	1,454,043	773,971
6% 2021 Secured convertible promissory note due to related party	1,600,000	-
14% 2021 Convertible promissory notes payable, net of $10,862 financing costs	989,138	-
Convertible notes payable and accrued interest	-	7,157,260
PPP note payable	77,477	-
Interest payable, net of current portion	283,080
Asset retirement obligations	21,844	23,319
Total liabilities	19,753,486	25,857,739

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized; -0- issued and outstanding December 31, 2020 and December 31, 2019	-	-
Common stock, par value $0.001; 150,000,000 shares authorized; 103,273,264 issued and outstanding at December 31, 2020; 76,222,042 issued and outstanding at December 31, 2019	103,276	76,225
Additional paid-in capital	124,475,739	114,143,872
Accumulated deficit	(111,935,597)	(99,153,701)
Total stockholders’ equity	12,643,418	15,066,396

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,396,904	$40,924,135

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31, 2020	December 31, 2019

Oil and gas sales	$193,379	$746,263

Cost of revenues	(188,481)	(451,325)

Gross profit	4,898	294,938
Operating expenses:
General and administrative	3,526,700	3,273,697
Depreciation, depletion and amortization	820,441	4,393,160
Loss on sale of oil and gas property	2,928,276	-
Impairment loss	2,108,301	1,494,769
Total operating expenses	9,383,718	9,161,626

Other income (expense)
Loss on extinguishment of debt	(1,999,866)	-
Debt conversion expense	(176,400)	-
Interest expense and accretion of note discounts	(1,239,532)	(968,292)
Franchise tax	(100)	(4,441)
Interest income	12,822	25
Total expense, net	(3,403,076)	(972,708)

Loss before income taxes	(12,781,896)	(9,839,396)

Provision for income taxes	-	-

Net loss	$(12,781,896)	$(9,839,396)

Loss per common share:
Basic and Diluted	$(0.14)	$(0.14)
Weighted average number of common shares outstanding:
Basic and Diluted	90,721,599	72,857,079

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total
Balance, December 31, 2018	70,112,376	$70,116	$107,266,965	$(89,314,305)	$18,022,776

Issuance of common stock for services	312,593	312	365,088	-	365,400
Issuance of common stock for cash less Underwriting/Offering Costs	4,696,100	4,696	3,442,184	-	3,446,880
Issuance of common stock for subscription	416,667	417	249,583	-	250,000
Issuance of common stock for interest	167,845	169	183,545	-	183,714
Issuance of common stock for payment in kind on note payable	202,316	202	313,906	-	314,108
Issuance of common stock for oil and gas lease extension	100,000	100	124,900	-	125,000
Beneficial conversion feature on convertible notes	-	-	1,145,546	-	1,145,546
Debt discount from fair value of warrants issued with convertible notes	-	-	240,455	-	240,455
Issuance of common stock for convertible note conversion	45,455	45	49,955	-	50,000
Warrant/Option exercise into common stock	168,690	168	184,675	-	184,843
Warrants expense	-	-	340,570	-	340,570
Option expense	-	-	236,500	-	236,500
Net loss	-	-	-	(9,839,396)	(9,839,396)

Balance, December 31, 2019	76,222,042	$76,225	$114,143,872	$(99,153,701)	$15,066,396
Issuance of common stock for services	317,857	318	161,432	-	161,750
Issuance of common stock for cash less Underwriting/Offering Costs	16,787,625	16,788	5,324,027	-	5,340,815
Issuance of common stock to a vendor for delay in payment	40,000	40	25,960	-	26,000
Issuance of common stock for prepayment of development costs	1,630,434	1,630	748,370	-	750,000
Issuance of common stock in connection with property sale	313,480	313	99,687	-	100,000
Issuance of common stock for payment in kind on note payable	680,376	680	313,427	-	314,107
Issuance of common stock for promissory note extension	40,000	40	15,960	-	16,000
Issuance of common stock in payment of accounts payable and accrued liabilities	357,143	357	134,643	-	135,000
Issuance of common stock for convertible note conversion	3,726,412	3,727	1,662,869	-	1,666,596
Warrants issued in connection with public and private common stock	-	-	1,072,600	-	1,072,600
Warrant/Option exercise into common stock	3,157,895	3,158	(3,158)	-	-
Warrants issued in conversion of notes payable	-	-	382,500	-	382,500
Debt conversion expense	-	-	176,400	-	176,400
Warrants expense	-	-	148,900	-	148,900
Option expense	-	-	68,250	-	68,250
Net loss	-	-	-	(12,781,896)	(12,781,896)

Balance, December 31, 2020	103,273,264	$103,276	$124,475,739	$(111,935,597)	$12,643,418

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31, 2020	December 31, 2019
Cash Flows From Operating Activities
Net loss	$(12,781,896)	$(9,839,396)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	404,900	942,470
Stock issued for interest payments on notes payable	-	183,714
Accrued interest payable in stock	226,884	228,057
Bad debt expense	15,606	34,500
Amortization of debt issuance costs	309,821	286,584
Accretion of note discounts	82,605	229,166
Amortization of beneficial conversion on convertible notes	680,072	199,972
Debt conversion expense	176,400	-
Depreciation, depletion and amortization	820,441	4,393,160
Loss on extinguishment of debt	1,999,866	-
Loss on sale of oil and gas property	2,928,276	-
Impairment loss	2,108,301	1,494,769
Change in:
Accounts receivable	(15,638)	7,433
Accounts receivable, related party	(30,627)	(61,693)
Production revenue receivable	79,364	194,169
Prepayments - development costs	-	146,422
Other assets	-	6,362
Prepaid expenses	(7,666)	(35,026)
Accounts payable and accrued expenses	940,651	311,603
Related party payables	53,805	-
Accrued interest payable	663,562	1,135,801
Net cash from operating activities	(1,345,273)	(141,933)

Cash Flows From Investing Activities
Investment in oil and gas properties	(6,141,201)	(8,783,658)
Convertible note receivable	(12,822)	-
Proceeds from sale of oil and gas property	350,000	-
Purchase of property, plant, and equipment	-	(6,564)
Net cash from investing activities	(5,804,023)	(8,790,222)

Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	6,513,416	3,446,880
Proceeds from stock subscription receivable	250,000	-
Proceeds from notes payable	77,477	4,010,000
Proceeds from convertible promissory notes	600,000	539,999
Payment for extension of debt maturity	(250,000)	-
Proceeds from exercise of warrants into common stock	-	184,843
Net cash from financing activities	7,190,893	8,181,722

Net increase (decrease) in cash	41,597	(750,433)

Cash - beginning of year	89,730	840,163

Cash - end of year	$131,327	$89,730
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,595,154	$1,554,510
Cash paid for state franchise tax	$100	$4,441

Supplemental disclosure of non-cash investing and financing activities:
Debt converted by transfer of working interest	$7,330,849	$-
Common stock issued for prepayment of development costs	$750,000	$-
Common stock issued for oil and gas lease extension	$-	$125,000
Common stock issued for payment in kind on notes payable	$314,107	$314,108
Common stock issued for note principal and interest conversion	$1,666,596	$50,000
Common stock issued in payment of accounts payable and accrued liabilities	$135,000	$-
Common stock issued for note extension	$16,000	$-
Increase (decrease) in accounts payable for property development costs	$1,025,100	$(520,094)
Subscription receivable for sale of common stock	$-	$250,000
Beneficial conversion feature on convertible notes	$-	$1,145,546
Debt discount from fair value of warrants with convertible notes	$-	$240,455
Note receivable from third party	$1,000,000	$-
Account payable relieved in transfer of oil and gas properties	$7,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

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

At December 31, 2020, the Company had not yet achieved profitable operations. We had a net loss of $12,781,896 for the year ended December 31, 2020 and had accumulated losses of $111,935,597 since our inception. We expect to incur further losses in the development of our business. The Company had a working capital deficit as of December 31, 2020 of $2,375,509. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

Risks and uncertainties – The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating an emerging business, including the potential risk of business failure.

The COVID-19 pandemic caused the global economy to enter a recessionary period, which may be prolonged and severe. During 2020, the exploration and production industry faced the dual impact of demand deterioration from COVID-19 and market oversupply from increased production, which caused oil and natural gas prices to decline significantly for most of the year. It is uncertain how the pandemic may impact our future operations.

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of December 31, 2020, no valuation allowance was considered necessary. Bad debt expense for 2020 and 2019 was $15,606 and $34,500, respectively.

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

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the years ended December 31, 2020 and 2019, the Company capitalized $2,353,700 and $2,858,753, respectively, of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related realizable tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The Company recorded an impairment expense of $2,108,301 and $1,494,769 for the years ended December 31, 2020 and 2019, respectively, to recognize the adjustment required by the ceiling test.

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

Revenues from oil and gas sales are detailed as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Revenues

Oil sales	$187,755	$716,014

Gas sales	5,624	30,249

Total	$193,379	$746,263

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

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of December 31, 2020 and 2019.

Recent accounting pronouncements not yet adopted –

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for sale debt securities and beneficial interests in securitized financial assets. The guidance is applicable for fiscal years beginning after December 15, 2019 and interim periods within those years, however, the FASB extended the effective date for smaller reporting companies to fiscal years beginning after December 15, 2022. The Company is currently evaluating the potential impact of the adoption of this standard on its related disclosures.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on the Company’s financial position or results from operations.

Subsequent events – The Company evaluated subsequent events through March 18, 2021, the date of issuance of these financial statements. Subsequent events are disclosed in Note 11.

4.	OIL & GAS PROPERTIES

The following table presents the capitalized costs for oil & gas properties of the Company :

	December 31, 2020	December 31, 2019

Evaluated costs subject to amortization	$15,656,182	$13,243,541
Unevaluated costs	30,857,959	39,667,740
Total capitalized costs	46,514,141	52,911,281
Less accumulated depreciation, depletion and amortization	(15,656,182)	(12,729,238)
Total oil and gas properties	$30,857,959	$40,182,043

Unevaluated costs as of December 31, 2020 include cumulative costs on developing projects including the Orogrande and Hazel projects in West Texas.

The Company periodically adjusts for the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of, or changes in market value, of unevaluated leases. The impact of reclassifications as they become necessary is to increase the basis for calculation of future period’s depletion, depreciation and amortization which effectively recognizes the impairment on the consolidated statement of operations over future periods. Reclassified costs also become evaluated costs for purposes of ceiling tests and which may cause recognition of increased impairment expense in future periods. The remaining cumulative unevaluated costs which have been reclassified within our full cost pool totals $5,881,635 as of December 31, 2020. As of December 31, 2020, evaluated costs are $-0- since we have no proved reserve value associated with our properties.

TORCHLIGHT ENERGY RESOURCES, INC.
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

As of December 31, 2020, we had interests in three oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, and two wells in Central Oklahoma.

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Gregory McCabe, our Chairman. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, we purchased 100% of the capital stock of Hudspeth which held certain oil and gas assets, including a 100% working interest in approximately 172,000 predominately contiguous acres in the Orogrande Basin in West Texas. Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. Mr. McCabe also holds a 4.5% overriding royalty interest in the Orogrande acreage, - which he obtained prior to, and was not a part of the August 2014 transaction. As of December 31, 2020, leases covering approximately 134,000 acres remain in effect.

We believe all drilling obligations through December 31, 2020 have been met.

Effective March 27, 2017, the property became subject to a DDU Agreement which allows for all 192 existing leases covering approximately 134,000 net acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2023, and the time to drill on the drilling and development unit continues through December 2023. The DDU Agreement also grants the right to extend the DDU Agreement through December 2028 if compliance with the DDU Agreement is met and the extension fee associated with the additional time is paid.

Our drilling obligations include four wells in year 2020 and five wells per year in years 2021, 2022 and 2023. We received a waiver of the requirement to develop four wells in 2020. The drilling obligations are minimum yearly requirements and may be exceeded if acceleration is desired.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	OIL & GAS PROPERTIES - continued

On July 25, 2018, we and Hudspeth entered into a Settlement & Purchase Agreement (the “Settlement Agreement”) with Founders (and Founders Oil & Gas Operating, LLC, former Operator), Wolfbone and MPC (entities controlled by our Chairman), which agreement provided for Founders assigning all of its working interest in the oil and gas leases of the Orogrande Project to Hudspeth and Wolfbone equally. Future well capital spending obligations remained the same 50% contribution from Hudspeth and 50% from Wolfbone until such time as the $40.5 million to be spent on the project. The Company estimates that there is still approximately $8.7 million remaining to be spent on the project until such time as the capital expenditures revert back to the percentages of the working interest owners.

The Company has drilled nine test wells in the Orogrande in order to stay in compliance with University Lands D&D Unit Agreement, as well as, to test for potential shallow pay zones and deeper pay zones that may be present on structural plays. Development of the wells continued through the year ended December 31, 2020 to further capture and document the scientific base in support of demonstrating the production potential of the property. The Company is currently marketing the project for an outright sale or farm in partner. This marketing process has been long and arduous as the overall market is quite soft. Due to the size and scope of the project, we are dealing with very large companies that have multitudes of people reviewing our material, which in itself is extensive. Should a farm out partner or sale not occur, the Company and Wolfbone will continue to drill additional wells in the play in order to fulfill the obligations under the DDU Agreement

On March 9, 2020, holders of notes payable by the Company entered into a Conversion Agreement under which the noteholders elected to convert principal of $6,000,000 and approximately $1,331,000 of accrued interest on the notes, in accordance with their terms, into an aggregate 6% working interest (of all such holders) in the Orogrande Project.

The Orogrande Project ownership as of December 31, 2020 is detailed as follows:

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

Also, on January 30, 2017, the Company entered into and closed a Purchase and Sale Agreement with Wolfbone. Under the agreement, we acquired certain of Wolfbone’s Hazel Project assets, including its interest in the Flying B Ranch #1 well and the 40 acre unit surrounding the well.

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

Lease Modifications

In May 2019 we entered into agreements with two of the three mineral owners on the northern section of the leases to keep the entire acreage block as one lease with a one-year extension. We issued each of them 50,000 shares of our common stock as consideration for this extension. As of December 31, 2020, we have structured the extension agreement retroactively with the third mineral owner for cash consideration. Due to this extension, our obligation for 2019 reduced to one obligation well. We finished that obligation well targeting a shallow zone that showed oil potential. For the remainder of 2020 the Company must drill one well in June and two wells by the December 31, 2020. Development of the June well was initiated during June 2020. The December obligation was met under the terms of the Option Agreement. See below.

Option Agreement with Masterson Hazel Partners, LP

On August 13, 2020, our subsidiaries Torchlight Energy, Inc. and Torchlight Hazel, LLC (collectively, “Torchlight”) entered into an option agreement (the “Option Agreement”) with Masterson Hazel Partners, LP (“MHP”) and McCabe Petroleum Corporation. Under the agreement, MHP was obligated to drill and complete, or cause to be drilled and completed, at its sole cost and expense, a new lateral well (the “Well”) on our Hazel Project, sufficient to satisfy Torchlight’s continuous development obligations on the southern half of the prospect no later than September 30, 2020. MHP has satisfied this drilling obligation. MHP paid to Torchlight $1,000 as an option fee at the time of execution of the Option Agreement. MHP is entitled to receive, as its sole recourse for the recoupment of drilling costs, the revenue from production of the Well attributable to Torchlight’s interest until such time as it has recovered its reasonable costs and expenses for drilling, completing, and operating the well.

In exchange for MHP satisfying the above drilling obligations, Torchlight granted to MHP the exclusive right and option to perform operations, at MHP’s sole cost and expense, on the Hazel Project sufficient to satisfy Torchlight’s continuous development obligations on the northern half of the prospect. Because MHP exercised this drilling option and satisfied the continuous development obligations on the northern half of the prospect, under the terms of the Option Agreement (as amended in September 2020) MHP now has the option to purchase the entire Hazel Project no later than May 31, 2021. Such purchase would be under the terms of a form of Purchase and Sale Agreement included as an exhibit to the Option Agreement, at an aggregate purchase price of $12,690,704 for approximately 9,762 net mineral acres, and not less than 74% net revenue interest (approximately $1,300 per net mineral acre).

In the event MHP exercises its option to purchase the entire Hazel Project, McCabe Petroleum Corporation, which is owned by our chairman Gregory McCabe, has agreed to reduce its reversionary interest in the Hazel Project from 20% to not more than 12.5%.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	OIL & GAS PROPERTIES - continued

Winkler Project, Winkler County, Texas

On December 1, 2017, an Agreement and Plan of Reorganization was entered into with MPC and Warwink Properties, LLC (“Warwink Properties”) to acquire certain assets, including a 10.71875% working interest in approximately 640 acres in Winkler County, Texas. Also, on December 1, 2017, MPC closed its transaction with MECO IV, LLC (“MECO”), for the purchase and sale of certain assets.

Also, on December 1, 2017, the transactions contemplated by the Purchase Agreement that TEI entered into with MPC closed. Under the Purchase Agreement TEI acquired beneficial ownership of certain of MPC’s assets, including acreage and wellbores located in Ward County, Texas (the “Ward County Assets”).

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

In August 2020, the Company transferred a group of marginal unproductive wells (acquired as part of the original Winkler transaction) to the Operator of the properties in exchange for a $7,000 credit against the outstanding account payable due to the Operator. No gain or loss was recognized on the transaction.

On November 11, 2020 (effective November 1, 2020), the Company and MPC sold their entire interest in the Winkler project for a total purchase price of $450,000, with $100,000 allocated to MPC and $350,000 allocated to the Company. In connection with this transaction, MPC agreed to have its $100,000 portion of the purchase price paid directly to the Company in exchange for the Company issuing MPC 313,480 shares of common stock.

Hunton Play, Central Oklahoma

Presently, we are producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

5.	RELATED PARTY BALANCES

As of December 31, 2020, and December 31, 2019, related party payables were $98,805 and $45,000, respectively, due to our executive officers and directors. Accrued payroll was $1,213,779 and $996,176, respectively, consisting of accrued and unpaid compensation due to our executive officers.

On September 18, 2020, McCabe Petroleum Corporation, an entity owned by Greg McCabe, Torchlight’s Chairman, provided a bridge loan to Torchlight for $1,500,000. See the description below under the subsection “Secured Convertible Promissory Note Issued in Third Quarter, 2020” in Note 9, which description is incorporated herein by reference. The Company evaluated the note for beneficial conversion feature (“BCF”) and derivative accounting criteria and concluded that there was no BCF or derivative accounting treatment applicable. In addition, Mr. McCabe loaned the Company $100,000 on December 30, 2020. Both of these notes have been retired by conversion into common stock in 2021.

As of December 31, 2020, and 2019, the Company had a $92,320 and 61,693, respectively, for an account receivable due from McCabe Petroleum Corporation for amounts advanced related to the Orogrande development cost sharing agreement.

401(k) Plan

The Company has established a 401(k) Plan which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions the first 6% of employee contributions. The Company made matching contributions of $26,017 and $19,200 for the years ended December 31, 2020 and 2019, respectively.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	COMMITMENTS AND CONTINGENCIES

Leases

The Company is subject to a sublease agreement through October 31, 2021 for occupancy of its office premises which requires monthly rent payments of $3,512.

Legal Matters

On January 31, 2020, Torchlight Energy Resources, Inc. and its wholly owned subsidiaries Torchlight Energy, Inc. and Torchlight Energy Operating, LLC were served with a lawsuit brought by Goldstone Holding Company, LLC (Goldstone Holding Company, LLC v. Torchlight Energy, Inc., et al., in the 160th Judicial District Court of Dallas County, Texas). On February 24, 2020, Torchlight Energy Resources, Inc., Torchlight Energy, Inc., and Torchlight Energy Operating, LLC timely filed their answer, affirmative defenses, and requests for disclosure. The suit, which seeks monetary relief over $1 million, makes unspecified allegations of misrepresentations involving a November 2015 participation agreement and a 2016 amendment to the participation agreement. Torchlight has denied the allegations and has asserted several affirmative defenses including but not limited to, that the suit is barred by the applicable statute of limitations, that the claims have been released, and that the claims are barred because of contractual disclaimers between sophisticated parties. Torchlight has also asserted counterclaims for attorney fees. On January 14, 2021, Goldstone Holding Company, LLC dismissed its claims without prejudice, leaving Torchlight’s counterclaims for attorney fees as the only pending claim in the case. On February 26, 2021, Torchlight filed a non-suit without prejudice on its counterclaims for attorney fees, leaving no claims in the case. However, Goldstone Holding Company, LLC asked the court to re-instate its claims. That matter is set for hearing on March 25, 2021. If the court does reinstate the case, Torchlight intends to re-assert its attorney fees claim and to contest Goldstone’s claims.

On April 30, 2020, our wholly owned subsidiary, Hudspeth Oil Corporation, filed suit against Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies. The suit seeks the recovery of approximately $1.4 million in costs incurred as a result of a tool failure during drilling activities on the University Founders A25 #2 well that is located in the Orogrande Field.  Working interest owner Wolfbone Investments, LLC, a company owned by our Chairman Gregory Mccabe, is a co-plaintiff in that action. After the suit was filed, Cordax filed a mineral lien in the amount of $104,500.01 against the Orogrande Field and has sued the operator and counterclaimed against Hudpspeth for breach of contract, seeking the same amount as the lien.  We are contesting the lien in good faith. We have added the manufacturer of one of the tool components that we contend was a cause of the tool failure. The suit, Hudspeth Oil Corporation and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies, was filed in the 189th Judicial District Court of Harris County, Texas.

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of December 31, 2020 and 2019, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

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

In May 2020, we issued 1,630,434 restricted shares of common stock to an investor for the purchase price of $750,000. The investor, Maverick Oil & Gas Corporation, is the operator for our Orogrande Project. Our subsidiary Hudspeth Oil Corporation owed the investor in excess of $750,000 on unpaid balances and cost overruns on work performed on the Orogrande Project, which amount was due and payable. The investor agreed to a future credit of $750,000 in the balance of accounts receivable owed to it by Hudspeth Oil as consideration for the purchase of the common stock. Under the terms of the sale, we provided registration rights to the investor.

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

During the year ended December 31, 2020, the Company issued 317,857 shares of common stock with a fair value of $161,750 as compensation for services.

During the year ended December 31, 2020, the Company issued 40,000 shares of common stock to a vendor with a fair value of $26,000 for delay in payment on outstanding account payable.

During the year ended December 31, 2020, the Company issued 40,000 shares of common stock to note holders as compensation for extension of the maturity date of the notes. The fair value of the shares was $16,000.

During the year ended December 31, 2020, the Company issued 257,143 shares of common stock to a vendor with a fair value of $90,000 in payment of an outstanding account payable.

During the year ended December 31, 2020, the Company issued 100,000 shares of common stock to the former CEO of the Company with a fair value of $45,000 in payment of an accrued liability from prior years.

On July 20, 2020, the Company entered into a Sales Agreement to conduct an “at-the-market” equity offering program pursuant to which the Company may issue and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $7,000,000. The Sales Agent is entitled to an aggregate fixed commission of 3.0% of the gross proceeds from shares sold. Gross proceeds from sales of 1,557,173 shares under the Sales Agreement through December 31, 2020 totaled $511,966. Commissions and offering expenses on the sales totaled $125,981, resulting in net proceeds of $385,985 during the period.

During the year ended December 31, 2020, the Company issued 3,726,412 shares of common stock in conversion of principal and interest on notes payable with a fair value of $1,666,596.

During the year ended December 31, 2020, the Company issued 313,480 shares of common stock to its Chairman, Gregory McCabe in connection with the sale of the Warwink property.

During the year ended December 31, 2019, the Company issued 4,696,100 shares of common stock for cash of $3,446,880.

During the year ended December 31, 2019 the Company issued 416,667 shares of common stock for a subscription of $183,963.

During the year ended December 31, 2019 the Company issued 312,593 shares of common stock with total fair value of $365,400 as compensation for services.

During the year ended December 31, 2019 the Company issued 167,845 shares of common stock for lease interests with total fair value of $250,000.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCKHOLDERS’ EQUITY - continued

During the year ended December 31, 2019 the Company issued 100,000 shares of common stock for lease extensions with total fair values of $125,000.

During the year ended December 31, 2019 the Company issued 45,455 shares of common stock in conversions of notes payable valued at $50,000.

During the year ended December 31, 2019 the Company issued 202,316 shares of common stock in payment in kind on notes payable valued at $314,108.

During the year ended December 31, 2019 the Company issued 168,690 shares of common stock resulting from warrant and option exercises for consideration totaling $184,843.

Warrants and Options

During the year ended December 31, 2020, the Company issued 715,000 warrants with total fair value of $148,900 as compensation for services and recorded expense of $68,250 related to options issued in prior periods.

During the year ended December 31, 2020, the Company issued 750,000 warrants valued at $382,500 in connection with the conversion of convertible notes payable into working interest in the Company’s Orogrande Project.

During the year ended December 31, 2020, the Company issued 600,000 warrants valued at $366,000 in connection with the sale of 600,000 shares of common stock valued at $360,000 in a private placement. Of the total proceeds received from the offering $181,488 was allocated to the warrants using the pro rata percentage of the fair market value of the warrants.

During the year ended December 31, 2020, the Company issued 172,500 warrants valued at $36,225 in connection with the offering of common stock on May 20, 2020 as referred to above.

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

During the year ended December 31, 2019 the Company issued and vested 100,000 warrants with total fair values of $99,000 as compensation for services and 2,032,122 warrants in connection with financings in 2019 and recorded expense of $241,570 related to warrants issued in prior periods.

During the year ended December 31, 2019 the Company issued 700,000 stock options. The Company vested 700,000 stock options with total fair value of $236,500 as compensation for services.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCKHOLDERS’ EQUITY - continued

A summary of warrants outstanding as of December 31, 2020 and 2019 by exercise price and year of expiration is presented below:

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

On July 15, 2020, we entered into new one-year employment agreements with John Brda, our President and Chief Executive Officer, and Roger Wurtele, our Chief Financial Officer. As part of their employment compensation, the Compensation Committee granted Mr. Brda an option to purchase a total of up to 2,250,000 shares of common stock, including up to 375,000 shares at an exercise price of $0.50 per share and up to 1,875,000 shares at an exercise price of $1.00 per share, and granted Mr. Wurtele an option to purchase a total of up to 750,000 shares of common stock, including up to 375,000 shares at an exercise price of $0.50 per share and up to 375,000 shares at an exercise price of $1.00 per share. The options were granted under our Amended and Restated 2015 Stock Option Plan. The options of both executives will vest upon either (a) the approval by shareholders of a change of control occurring prior to July 15, 2021, or (b) the Company entering into a letter of intent with a third party prior to July 15, 2021 that contemplates a change of control, and the change of control transaction closes with that third party (or an affiliate(s) of that third party) at a date not later than July 15, 2022; subject, however, to acceleration and earlier vesting of all of the options in the event of (i) the termination of employment by the employee for “good reason” under his employment agreement or (ii) a determination of the Compensation Committee, at its discretion. In the event of the death or disability of the employee prior to vesting or if the Company terminates the employee’s employment for reasons other than for “cause” under the employment agreement prior to vesting, the option will still vest upon the occurrence of the events described under clauses (a) or (b) above. The options, to the extent such options have not been exercised, will terminate and become null and void on July 15, 2025, if and only if the options vest as described above, or on July 15, 2021, if the options do not vest as described above, subject to the occurrence of the events contemplated under clause (b) above whereby the options would not terminate until July 15, 2022. At such time that the options vest, the Black Scholes valuation of the options will be recorded as an expense.

TORCHLIGHT ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCKHOLDERS’ EQUITY - continued

A summary of stock options outstanding as of December 31, 2020 and 2019 by exercise price and year of expiration is presented below:

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

At December 31, 2020, the Company had reserved 11,027,390 common shares for future exercise of warrants and options.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCKHOLDERS’ EQUITY - continued

Warrants and options granted were valued using the Black-Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants and options issued were as follows:

Risk-free interest rate	.13% - 1.61%
Expected volatility of common stock	90% - 205%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	Three Years to Five Years

2019

Risk-free interest rate	1.65% - 2.46%
Expected volatility of common stock	77% - 107%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	Three Years to Five Years

8.	INCOME TAXES

The Company recorded no income tax provision for 2020 and 2019 because of losses incurred.

There are no uncertain tax positions accounted for in this tax provision.

The following is a reconciliation between the federal income tax benefit computed at statutory federal income tax rates and actual income tax provision for the years ended December 31, 2020 and 2019:

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Federal income tax benefit at statutory rate	$(2,684,199)	$(2,066,273)
Permanent Differences	308	1,336
Annual reconciling adjustment	(45,514)	10,949
Change in valuation allowance	2,729,405	2,053,988
Provision for income taxes	$-	$-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforward	$16,245,560	$14,066,645
Stock based compensation	4,773,723	4,688,694
Disallowed interest expense	424,040	285,205
Other	302,332	288,030
Deferred tax liabilities:
Investment in oil and gas properties	(3,010,436)	(3,322,760)
Net deferred tax assets and liabilities	18,735,219	16,005,814
Less valuation allowance	(18,735,219)	(16,005,814)
Total deferred tax assets and liabilities	$-	$-

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $77,359,811 and $66,984,025 at December 31, 2020 and December 31, 2019, respectively. The federal net operating loss carryforward will begin to expire in 2033. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

TORCHLIGHT ENERGY RESOURCES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	PROMISSORY NOTES

Promissory Notes Issued in 2017

On April 10, 2017, we sold two 12% unsecured promissory notes with a total of $8,000,000 in principal amount to David A. Straz, Jr. Foundation (the “Straz Foundation”) and the David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986 (the “Straz Trust”) in a private transaction. Interest only was due and payable on the notes each month at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity on April 10, 2020. The holders of the notes also received annual payments of common stock at the rate of 2.5% of principal amount outstanding, based on a volume-weighted average price. Both notes were sold at an original issue discount of 94.25% and accordingly, we received total proceeds of $7,540,000 from the investors. We used the proceeds for working capital and general corporate purposes, which includes, without limitation, drilling capital, lease acquisition capital and repayment of prior debt.

The effective interest rate was 16.15%.

On February 20, 2020, the Company extended the maturity on $4 million of the 12% unsecured promissory notes previously due in April 2020. The maturity date of the subject promissory note had been extended for one year, from April 10, 2020 to April 10, 2021.

As part of the terms of this extension agreement, the Company paid the noteholder a fee of $80,000 on February 20, 2020.

Promissory Notes Issued in 2018

On February 6, 2018, we sold to the Straz Trust in a private transaction a 12% unsecured promissory note with a principal amount of $4,500,000. Interest only was due and payable on the note each month at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity on April 10, 2020. The holder of the note also received annual payments of common stock at the rate of 2.5% of principal amount outstanding, based on a volume-weighted average price. We sold the note at an original issue discount of 96.27% and accordingly, we received total proceeds of $4,332,150 from the investor. We used the proceeds for working capital and general corporate purposes, which includes, without limitation, drilling capital, lease acquisition capital and repayment of prior debt.

The effective interest rate was 15.88%.

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

Under the Note Amendment Agreements, we and our subsidiaries provided a first priority lien on certain collateral in favor of the collateral agent for the benefit of the lenders. The collateral includes all assets and property held by Hudspeth Oil Corporation and Torchlight Hazel, LLC, which includes without limitation our working interest in certain oil and gas leases in Hudspeth County, Texas, known as the “Orogrande Project” and our working interest in certain oil and gas leases in the Midland Basin in West Texas, known as the “Hazel Project.” Further, these subsidiaries, along with Torchlight Energy, Inc., provided guaranty with respect to payment of the three promissory notes. The Note Amendment Agreements also provided restrictions on the use of proceeds if the Orogrande Project or the Hazel Project were sold.

Additionally, the promissory notes, as amended, provided conversion rights whereby the lenders have the right, at each such lender’s option, to convert any portion of principal and interest into shares of common stock of Torchlight Energy Resources, Inc. at a conversion price of $1.50 per share.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	PROMISSORY NOTES - continued

The Note Amendment Agreements (as further amended) provided that no later than May 25, 2020, we were obligated to pay: (a) to the lenders all past due interest that has accrued on the existing promissory notes, and (b) to the Straz Trust a fee of $170,000, which payments were made. Further, the agreements had certain negative covenants regarding related party transactions, dividends, stock repurchases, grants of liens on other assets, and payment of accrued executive compensation. There are also typical affirmative covenants regarding legal compliance and payment of taxes. The $170,000 extension fee was paid on May 22 and the interest payments were made on June 17, 2020 within the terms of a forbearance agreement which provided an extension of the due date of the interest payments.

All other terms and conditions of the three original promissory notes remained substantially unchanged, including without limitation, monthly payments of interest only at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity, and annual payments of common stock at the rate of 2.5% of the principal amount outstanding, based on a volume-weighted average price.

In May 2020 and April 2019, respectively, the holders of the notes described above received 680,376 and 202,316 shares of common stock as a payment in kind representing the annual payments of common stock due at the rate of 2.5% of principal amount outstanding as of April 10 based on a volume-weighted average price calculation.

The 12% promissory note transactions through December 31, 2020 are summarized as follows:

12% 2020 Unsecured promissory note balance - December 31, 2019	$12,377,830

Note principal converted to common stock on July 14, 2020	(64,297)
Accretion of discount and amortization of debt issuance costs	367,288
Debt extension fee paid	(250,000)

12% 2021 Secured promissory note balance - December 31, 2020	$12,430,821

These notes payable issued in 2017 and 2018 totaling $12,500,000 were retired by conversion into common stock in 2021 and are classified as a long-term liability in our consolidated balance sheet. Reference Subsequent Events in Note 11.

Convertible Notes Issued in October 2018

On October 17, 2018, we sold to certain investors in a private transaction 16% Series C Unsecured Convertible Promissory Notes with a total principal amount of $6,000,000. Interest and principal were due and payable on the notes in one balloon payment at maturity on April 17, 2020. The notes were convertible, at the election of the holders, into an aggregate 6% working interest in certain oil and gas leases in Hudspeth County, Texas, known as our “Orogrande Project.” After an analysis of the transaction and a review of applicable accounting pronouncements, management concluded that the notes issued on October 17, 2018 which contained a conversion right for holders to convert into a working interest in the Orogrande Project of the Company, meet a specific scope exception to the provisions requiring derivative accounting.

On March 9, 2020, each of the noteholders entered into a Conversion Agreement with us and our subsidiary Hudspeth Oil Corporation (“Hudspeth”), under which the noteholders elected to convert the notes, in accordance with their terms, into an aggregate 6% working interest (of all such holders) in the “Orogrande Project.” Principal of $6,000,000 and approximately $1,331,000 of accrued interest were converted at March 9, 2020.

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

The transaction was treated as an extinguishment of debt. The fair value of the working interest transferred in the conversion of the debt was $8,778,000 and the value of warrants issued to the holders was $382,500. The Company recognized a loss on extinguishment of debt in the amount of $1,829,651 during the year ended December 31, 2020. The Company recorded $170,215 as additional Loss on Extinguishment of Debt to account for the cost of the carry through December 31, 2020

Convertible Notes Issued in First Quarter 2019

On February 11, 2019 the Company raised a total of $2,000,000 from investors through the sale of two 14% Series D Unsecured Convertible Promissory Notes. Principal was payable in a lump sum at maturity on May 11, 2020 with payments of interest payable monthly at the rate of 14% per annum. Holders of the notes had the right to convert principal and interest at any time into common stock at a conversion price of $1.08 per share. The Company had the right to redeem the notes at any time, provided that the redemption amount must include all interest that would have been earned through maturity. The Company evaluated the notes for beneficial conversion features and derivative accounting criteria and concluded that derivative accounting treatment was not applicable.

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

These notes payable have been converted into common stock. $1,000,000 was converted in December 2020 and the remaining $1,000,000 was converted in 2021 and is classified as a long-term liability in our consolidated balance sheet. Reference Subsequent Events in Note 11.

Convertible Notes Issued in Third Quarter 2019

In July 2019, the Company issued 8% Unsecured Convertible Promissory notes in the amount of $2,010,000 together with warrants to purchase our common stock. Principal and 8% interest were due at maturity on May 21, 2021. The principal and accrued interest on the notes were convertible into shares of common stock at $1.10 per common share at any time after the original issue date. Along with the notes, the three year warrants equal to 20% of the number of shares of common stock issuable upon the conversion of the notes were issued to note holders. The warrants are exercisable at $1.35 per share.

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

TORCHLIGHT ENERGY RESOURCES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	PROMISSORY NOTES - continued

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

The allocated fair values of the BCF and the warrants was recorded as a debt discount from the face amount of the notes and such discount is being accreted over the expected term of the notes and is charged to interest expense. The Company recognized interest expense of $680,072 and $199,972 from the amortization of debt discount from notes for the year ended December 31, 2020 and 2019, respectively.

These notes payable were retired by conversion into common stock in 2021 and are classified as a long-term liability in our consolidated balance sheet. Reference Subsequent Events in Note 11.

Convertible Notes Issued in Fourth Quarter 2019

Effective October 31, 2019, the Company issued 10% unsecured convertible promissory notes in the amount of $540,000. Principal and interest were due at maturity on December 3, 2020. The principal and accrued interest on the notes were convertible into shares of common stock at $0.75 per common share at any time after the original issue date. The notes were alternatively convertible, at the election of the holders, into an aggregate 0.367% working interest in our Orogrande Project.

These notes payable were retired by conversion into common stock in December 2020. As an inducement to convert the Company adjusted the conversion price from $0.75 per share to $0.50 per share. Debt conversion expense of $176,400 related to the inducement was recorded.

Paycheck Protection Program Loan

In response to the COVID-19 pandemic, the U.S. Small Business Administration (the “SBA”) made available low-interest rate loans to qualified small businesses, including under its Paycheck Protection Program (the “PPP”). On April 10, 2020, in order to supplement its cash balance, the Company submitted an application for a loan (“SBA loan”) in the amount of $77,477. On May 1, 2020, Company’s SBA loan application was approved, and the Company received the loan proceeds. The SBA loan has an interest rate of 0.98% and matures in April 2022.

Section 1106 of the CARES Act provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the PPP. The PPP and loan forgiveness are intended to provide economic relief to small businesses, such as the Company, that are adversely impacted under the COVID-19 Emergency Declaration issued by President Trump on March 13, 2020. The Company has applied for loan forgiveness which is expected to be processed and approved by the lender in March 2021.

During fourth quarter 2020, the Company applied to Chase Bank for forgiveness of the amount due on the PPP Loan. The amount of forgiveness shall be calculated (and may be reduced) in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the CARES Act. The forgiveness amount will be subject to the Small Business Administration’s review. Any outstanding principal amount under the PPP Loan that is not forgiven shall convert to an amortizing term loan.

Secured Convertible Promissory Notes Issued in Third and Fourth Quarter, 2020

On September 18, 2020, McCabe Petroleum Corporation, a company owned by our chairman Gregory McCabe (“MPC”), loaned us $1,500,000, evidenced by a 6% Secured Convertible Promissory Note (the “MPC Note”). The note bore interest at the rate of 6% per annum and provided for payment of the principal amount along with all accrued and unpaid interest in one lump sum payment on its maturity date of May 10, 2021. In connection with the proposed business combination transaction with Metamaterial Inc. (“Metamaterial”), the note provided the following requirements on the use of proceeds of the loan as follows: (i) we will lend $500,000 to Metamaterial pursuant to an 8% Unsecured Convertible Promissory Note (the “Metamaterial Note”); (ii) we will retain and use $500,000 for general corporate purposes, including without limitation, expenses incurred by us in connection with the proposed business combination transaction; and (iii) we will deposit $500,000 into an escrow account, to be held in escrow. If we and Metamaterial enter into a definitive agreement by the later of November 30, 2020 or such later date that is agreed to by us and Metamaterial in writing, the $500,000 from this escrow account will be released to us, and we will lend this amount to Metamaterial pursuant to another convertible promissory note (the “Second Metamaterial Note”). If we do not enter into a definitive agreement by the later of November 30, 2020 or such later date that is agreed to in writing, the $500,000 from this escrow account will be released back to MPC and deducted from the principal amount outstanding under the MPC Note.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	PROMISSORY NOTES - continued

The MPC Note was secured by our pledge of the Metamaterial Note and the Second Metamaterial Note (if issued). If we and Metamaterial do not enter into a definitive agreement by the later of November 30, 2020 or such later date that is agreed to in writing, then promptly after that date, we will assign to MPC the Metamaterial Note in full repayment and discharge of $500,000 (plus accrued and unpaid interested on the Metamaterial Note) of the principal amount of the MPC Note, and the remaining $500,000 (less accrued and unpaid interested on the Metamaterial Note) of the principal amount, plus all unpaid interest accrued under the MPC Note, will remain subject to the MPC Note. If a definitive agreement is entered into by the later of November 30, 2020 or such later date that is agreed to in writing, but the proposed business combination transaction is terminated prior to closing or otherwise does not close by the maturity date of the MPC Note, then we will assign to MPC both the Metamaterial Note and Second Metamaterial Note in full repayment and discharge of $1,000,000 (plus accrued and unpaid interested on the Metamaterial Note and Second Metamaterial Note) of the principal amount of the MPC Note, and the remaining $500,000 (less accrued and unpaid interested on the Metamaterial Note and Second Metamaterial Note) of the principal amount, plus all unpaid interest accrued under the MPC Note, will remain subject to the MPC Note.

The MPC Note also provided that if (i) we and Metamaterial do not enter into a definitive agreement by the later of November 30, 2020 or such later date that is agreed to in writing, or (ii) we and Metamaterial enter into a definitive agreement but the proposed transaction is terminated prior to closing or otherwise does not close by the maturity date of the MPC Note, then at such time and until the maturity date, MPC will have the right, at its option, to convert up to $500,000 of the remaining principal amount of the MPC Note, plus all unpaid interest accrued under the MPC Note, into shares of our common stock at a conversion price of $0.375 per share. Additionally, if the proposed transaction with Metamaterial closes, all principal and interest under the MPC Note will automatically convert into shares of our common stock at $0.375 per share. On January 29, 2021, we and MPC agreed to amend the MPC note to allow MPC to convert at any time, including prior to closing of the Metamaterial transaction.

In addition, Greg McCabe loaned the Company $100,000 on December 30, 2020. The Company evaluated the notes for a beneficial conversion feature (“BCF”) and derivative accounting criteria and concluded that there was no BCF or derivative accounting treatment applicable.

Both of these notes have been paid by conversion into common stock in 2021. Reference Subsequent Events in Note 11.

Loan to Metamaterial Inc.

On September 20, 2020, we loaned Metamaterial $500,000, evidenced by an 8% Unsecured Convertible Promissory Note (the “Metamaterial Note”). An additional $500,000 was loaned on December 16, 2020. The notes bear interest at the rate of 8% per annum and provides for payment of the principal amount along with all accrued and unpaid interest lump sum payments on its maturity date of September 20, 2022 and December 16, 2022 respectively. Metamaterial has the right to redeem after 120 days. The note is convertible at the price of $0.35 (CAD) per share at the option of the holder if the definitive agreement for the proposed transaction between us and Metamaterial is not entered into by November 2, 2020 (unless extended in writing by the parties) or the definitive agreement is entered but is terminated or expires without closing. The date was extended, and the Definitive Agreement was executed on December 4, 2020. The Company evaluated the notes for a beneficial conversion feature (“BCF”) and derivative accounting criteria and concluded that there was no BCF or derivative accounting treatment applicable. Accrued interest of $12,822 was recorded at December 31, 2020 on the two notes.

10.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through December 31, 2020:

Asset retirement obligations – December 31, 2019	$23,319

Accretion expense	520
Estimated liabilities recorded	-
Liability reduction at sale of property	(1,995)

Asset retirement obligations – December 31, 2020	$21,844

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	SUBSEQUENT EVENTS

On February 3, 2021 and on March 11, 2021, we and our Ontario subsidiaries entered into an Amendment to the Arrangement Agreement with Meta to, among other things, update the Plan of Arrangement attached to the Arrangement Agreement.

In connection with the Option Agreement entered into for the Hazel Project with MHP, in January 2021, we were notified by MHP of its intention to exercise its option to perform operations sufficient to satisfy Torchlight’s continuous development obligation on the northern half of the Hazel prospect.

On February 10, 2021, the Company closed an underwritten public offering of 23,000,000 shares of its common stock at a price of $1.20 per share, which included the full exercise of the underwriter’s over-allotment option, for gross proceeds to Torchlight of $27.6 million before deducting the underwriting discount and offering expenses payable by Torchlight. In a separate transaction an investor acquired 300,000 shares of common stock for $240,000 in cash.

On February 18, 2021, Torchlight loaned to Meta $10,000,000, evidenced by an unsecured convertible promissory note issued by Meta (the “Promissory Note”), substantially in the same form as the previous bridge notes issued by Meta to us, to satisfy Torchlight’s requirement to provide additional bridge financing to Meta pursuant to the Arrangement Agreement. These bridge loans, including the aggregate principal and unpaid interest, will be included in, and credited against, the funds we are obligated to raise in the Pre-Closing Financing. Upon the closing of the Arrangement, all of the bridge notes will be deemed cancelled and paid in full.

Subsequent to December 31, 2020 the Company has issued 16,725,797 shares of common stock valued at $17,263,575 in conversion of notes payable. In addition the Company issued 186,329 shares of common stock valued at $248,479 for Payment in Kind in connection with conversion of notes payable. As of the date of this annual report, all promissory note debt has been paid in full or converted to common stock.

1,295,326 shares of common stock were issued subsequent to December 31, 2020 in exercise of warrants and options for cash and 507,951 shares of common stock was issued in cashless exercise of warrants and options.

25,000 shares of common stock were issued for services.

The Company has evaluated subsequent events through March 18, 2021, the date when the financial statements were available to be issued and no additional events were noted that require adjustments or disclosure.

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

Investment in oil and gas properties during the years ended December 31, 2020 and 2019 is detailed as follows:

	2020	2019
Property acquisition costs	$-	$-
Development costs	$3,472,281	$6,641,467
Exploratory costs	$-	$-

Totals	$3,472,281	$6,641,467

Property acquisition costs presented above exclude interest capitalized into the full cost pool of $2,353,700 in 2020 and $2,858,753 in 2019.

Property acquisition cost relates to the Company’s development costs incurred in the Orogrande Project in west Texas. The development costs include work in the Orogrande and Hazel projects in west Texas. No development costs were incurred for Oklahoma properties in 2020.

Oil and Natural Gas Reserves

As of December 31, 2020, the Company had no proved reserves. At December 31, 2019 we had proved reserves related only to the Warwink project which was sold on November 11, 2020 (effective November 1, 2020). The Hazel and Orogrande Projects consist only of unevaluated properties in progress of development for future production. At December 31, 2020 there are no proved nonproducing reserves related to these properties. The Oklahoma properties are marginal producing wells which are not economic in the context of proved reserve value. The estimates of our 2019 proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

	December 31, 2020			December 31, 2020
	Reserves			Future Net Revenue (M$)
			Total		Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	(BOE)	Total	at 10%

Proved Producing	0	0	0	$-	$-
Proved Undeveloped	0	0	0	$-	$-
Total Proved	0	0	0	$-	$-

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$-

Probable Undeveloped	0	0	0	$-	$-

	December 31, 2019			December 31, 2019
	Reserves			Future Net Revenue (M$)
			Total		Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	(BOE)	Total	at 10%

Proved Producing	14,700	21,100	18,217	$634	$514
Proved Nonproducing	0	0	0	$-	$-
Total Proved	14,700	21,100	18,217	$634	$514

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$539

Probable Undeveloped	0	0	0	$-	$-

The decrease in producing reserves from 2019 to 2020 from 18,217 to -0- BOE is related to the sale of the Winkler properties on November 11, 2020 (effective November 1, 2020) and the decline in production in the Oklahoma properties.

Reserve values as of December 31, 2019 are related to a single producing well in the Warwink Project.

BOE equivalents are determined by combining barrels of oil with MCF of gas divided by six.

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Year Ended December 31, 2020

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)	BOE
TOTAL PROVED RESERVES:
Beginning of period	14,710	21,130	18,232
Revisions of previous estimates	-	-	-
Extensions, discoveries and other additions	-	-	-
Divestiture of Reserves	(9,265)	(16,132)	(11,954)
Acquisition of Reserves	-	-	-
Production	(5,445)	(4,998)	(6,278)
End of period	-	-	-

Standardized Measure of Oil & Gas Quantities - Volume Rollforward
Year Ended December 31, 2019

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)	BOE
TOTAL PROVED RESERVES:
Beginning of period	974,780	156,940	1,000,937
Revisions of previous estimates	(944,985)	(121,400)	(965,218)
Extensions, discoveries and other additions	-	-	-
Divestiture of Reserves	-	-	-
Acquisition of Reserves	-	-	-
Production	(15,085)	(14,410)	(17,487)
End of period	14,710	21,130	18,232

Standardized Measure of Oil & Gas Quantities
Year Ended December 31, 2020 & 2019

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

	2020	2019

Future cash inflows	$-	$843,040
Future production costs	-	(196,670)
Future development costs	-	-
Future income tax expense	-	-
Future net cash flows	-	646,370
10% annual discount for estimated timing of cash flows	-	(107,070)
Standardized measure of discounted future net cash flows related to proved reserves	$-	$539,300

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows:

	2020	2019
Balance, beginning of period	$539,300	$5,341,330
Net change in sales and transfer prices and in production (lifting) costs related to future production	(632,020)	1,176,090
Changes in estimated future development costs	-	1,851,760
Net change due to revisions in quantity estimates	-	(5,896,344)
Accretion of discount	107,070	(868,787)
Other	-	(1,763,161)

Net change due to extensions and discoveries	-	-
Net change due to sales of minerals in place	(9,452)	-
Sales and transfers of oil and gas produced during the period	(4,898)	(294,912)
Previously estimated development costs incurred during the period	-	993,324
Net change in income taxes	-	-
Balance, end of period	$-	$539,300

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

Reserve Estimation Process, Controls and Technologies

The reserve estimates, including PV-10 estimates, for 2019 as set forth above were prepared by PeTech Enterprises, Inc. for the Company’s Properties in Oklahoma. These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

Results of Operations for Oil and Gas Producing Activities
For the Year Ended December 31, 2020	Total	Texas	Oklahoma

Oil and Gas revenue	$193,379	$186,473	$6,906

Production costs	$188,481	$176,114	$12,367
Depreciation, depletion, and amortization	$820,441	$746,601	$73,840
Exploration expenses	$-	$-	$-
	1,008,922	$922,715	$86,207

Income tax expense	$-	$-	$-

Results of Operations (excluding corporate overhead and interest costs)	$(815,543)	$(736,242)	$(79,301)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Exchange Act. Management has also evaluated the effectiveness of its internal control over financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework (2013). Based on the results of this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2020. The independent registered public accounting firm of Briggs & Veselka Co, as auditors of the Company’s financial statements included in the Annual Report, has issued an attestation report on the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a non-accelerated filer.

Changes in Internal Controls

There were no changes in our Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position(s) and Office(s)
John A. Brda	56	Chief Executive Officer, Secretary and Director
Roger N. Wurtele	74	Chief Financial Officer
Greg McCabe, Sr.	60	Director
Alexandre Zyngier	51	Director
Robert Lance Cook	64	Director
Michael Graves	53	Director

Below is certain biographical information of our executive officers and directors:

John A. Brda – Mr. Brda has been our Chief Executive Officer since December 2014 and our President, Secretary and a member of the Board of Director since January 2012. He has been the Managing Member of Brda & Company, LLC since 2002, which provided consulting services to public companies—with a focus in the oil and gas sector—on investor relations, equity and debt financings, strategic business development and securities regulation matters, prior to him becoming President of the company.

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

Roger N. Wurtele – Mr. Wurtele has served as our Chief Financial Officer since September 2013. He is a versatile, experienced finance executive that has served as Chief Financial Officer for several public and private companies. He has a broad range of experience in public accounting, corporate finance and executive management. Mr. Wurtele previously served as CFO of Xtreme Oil& Gas, Inc. from February 2010 to September 2013. From May 2013 to September 2013 he worked as a financial consultant for us. From November 2007 to January 2010, Mr. Wurtele served as CFO of Lang and Company LLC, a developer of commercial real estate projects. He graduated from the University of Nebraska and has been a Certified Public Accountant for 40 years.

Gregory McCabe – Mr. McCabe has been a member of our Board of Directors since July 2016 and was appointed Chairman of the Board in October 2016. He is an experienced geologist who brings over 36 years of oil and gas experience to our company. He is a principal of numerous oil and gas focused entities including McCabe Petroleum Corporation, Manix Royalty, Masterson Royalty Fund and GMc Exploration. He has been the President of McCabe Petroleum Corporation from 1986 to the present. Mr. McCabe has been involved in numerous oil and gas ventures throughout his career and has a vast experience in technical evaluation, operations and acquisitions and divestitures. Mr. McCabe is also our largest stockholder and provided entry for us into our two largest assets, the Hazel Project in the Midland Basin and the Orogrande Project in Hudspeth County, Texas.

We believe that Mr. McCabe’s background in geology and his many years in the oil and gas industry compliments the Board of Directors.

Robert Lance Cook – Mr. Cook has been a member of our Board of Directors since February 2019. Since August 2020, he has been the President of Sage Geosystems LLC, a company founded in Texas in 2020 which has developed a proprietary geothermal process which recently received funding for field trials. Previously, he was the Vice President of Production Operations of WellsX Corp. from July 2018 to August 2020. WellsX provides hydraulic fracturing and related oilfield services. Additionally, he has been the Managing Partner of Metis Energy LLC since January 2017, which owns and operates oil and gas wells in Texas as well as holds proprietary intellectual properties. Further, he is the President of Sage Geosystems LLC, a company founded in Texas in 2020 which has developed a proprietary geothermal process which is currently seeking funding for field trials. Prior to holding these positions, Mr. Cook worked for Shell Oil Company and its subsidiaries for over 36 years, retiring from the company in September 2016. He held numerous management and engineering positions for Shell, including most recently Chief Scientist for Wells and Production Technology and Chief Operations Officer for SWMS JV with Great Wall Drilling Company from January 2012 until his retirement. He holds a Bachelor of Science in Petroleum Engineering from the University of Texas.

We believe Mr. Cook’s wide-ranging experience in operating exploration and production companies makes him an excellent fit to the Board of Directors.

Michael J. Graves – Mr. Graves has served on the Board of Directors since August 17, 2017. He is a Certified Public Accountant, and since 2005 he has been a managing shareholder of Fitch & Graves in Sioux City, Iowa, which provides accounting and tax, financial planning, consulting and investment services. Since 2008, he has also been a registered representative with Western Equity Group where he has worked in investment sales. He is also presently a shareholder in several businesses involved in residential construction and property rentals. Previously, he worked at Bill Markve & Associates, Gateway 2000 and Deloitte& Touche. He graduated Summa Cum Laude from the University of South Dakota with a B.S. in Accounting.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

With Mr. Graves’ extensive background in accounting and investment businesses, we believe his understanding of financial statements, business valuations, and general business performance are a valuable asset to the Board.

Alexandre Zyngier – Mr. Zyngier has served on our Board of Directors since June 2016. He has been the Managing Director of Batuta Advisors since founding it in August 2013. The firm pursues high return investment and advisory opportunities in the distressed and turnaround sectors. Mr. Zyngier has over 20 years of investment, strategy, and operating experience. He is currently a director of Atari SA and of certain private entities. Before starting Batuta Advisors, Mr. Zyngier was a portfolio manager at Alden Global Capital from February 2009 until August 2013, investing in public and private opportunities. He has also worked as a portfolio manager at Goldman Sachs & Co. and Deutsche Bank Co. Additionally, he was a strategy consultant at McKinsey & Company and a technical brand manager at Procter & Gamble. Mr. Zyngier holds an MBA in Finance and Accounting from the University of Chicago and a BS in Chemical Engineering from UNICAMP in Brazil.

We believe that Mr. Zyngier’s investment experience and his experience in overseeing a broad range of companies will greatly benefit the Board of Directors.

On August 12, 2019, LootCrate Inc. filed for Chapter 11 bankruptcy in Delaware. Mr. Zyngier is an independent director of LootCrate, Inc. and oversaw the company’s filing.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the SEC. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the fiscal year ended December 31, 2020, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2020, except for (i) one untimely Form 4 filed on August 17, 2020 by our Chief Executive Officer John Brda with respect to two transactions occurring on July 15, 2020, (ii) one untimely Form 4 filed on August 17, 2020 by our Chief Financial Officer Roger Wurtele with respect to two transactions occurring on July 15, 2020, and (iii) three untimely Form 4s filed on October 13 and December 22, 2020 and on January 12, 2021 by our Chairman Gregory McCabe with respect to three transactions occurring on September 18, November 11 and December 30, 2020.

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

Audit Committee

We maintain a separately designated standing audit committee. The Audit Committee currently consists of our three independent directors, Alexandre Zyngier, Michael Graves, and Robert Lance Cook. Mr. Zyngier is the Chairman of the Audit Committee, and the Board of Directors has determined that he is an audit committee financial expert as defined in Item 5(d)(5) of Regulation S-K. The primary purpose of the Audit Committee is to oversee our accounting and financial reporting processes and audits of our financial statements on behalf of the Board of Directors. The Audit Committee meets privately with our management and with our independent registered public accounting firm and evaluates the responses by our management both to the facts presented and to the judgments made by our outside independent registered public accounting firm.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years of 2020 and 2019 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers.

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
John A. Brda	2020	$375,000	-	-	$-	-	-	-	$375,000
CEO/Secretary/Director	2019	$375,000	-	-	$-	-	-	-	$375,000

Roger Wurtele	2020	$225,000	-	-	$-	-	-	-	$225,000
CFO	2019	$225,000	-	-	$-	-	-	-	$225,000

(A)	Stock/Option Value as applicable is determined using the Black Scholes Method.

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

Employment Agreements

On July 15, 2020, we entered into new one-year employment agreements with each of John Brda, our President and Chief Executive Officer, and Roger Wurtele, our Chief Financial Officer. Their previous employment agreements expired in June 2020. Under the new agreements, Messrs. Brda and Wurtele will continue to receive their same annual salaries of $375,000 and $225,000, with 36% and 20% of the salaries, respectively, continuing to accrue unpaid until such time as the Board of Directors believes there is adequate cash for such payment, or as otherwise contemplated in the employment agreement. Each individual will be eligible for a bonus at the Compensation Committee’s discretion. Each agreement provides that if there is a “change of control” in the company (as defined in the agreement), the employee will be paid in one lump sum any amounts owed to the employee under the agreement that are accrued and unpaid plus his salary that would be earned through the end of the term of the agreement. Each employment agreement has a covenant not to compete and provides for expense reimbursement, four weeks of vacation and certain other benefits.

Additionally, as part of their employment compensation, the Compensation Committee granted Mr. Brda an option to purchase a total of up to 2,250,000 shares of common stock, including up to 375,000 shares at an exercise price of $0.50 per share and up to 1,875,000 shares at an exercise price of $1.00 per share, and granted Mr. Wurtele an option to purchase a total of up to 750,000 shares of common stock, including up to 375,000 shares at an exercise price of $0.50 per share and up to 375,000 shares at an exercise price of $1.00 per share. The options were granted under our Amended and Restated 2015 Stock Option Plan. The options of both executives will vest upon either (a) the approval by shareholders of a change of control occurring prior to July 15, 2021, or (b) the company entering into a letter of intent with a third party prior to July 15, 2021 that contemplates a change of control, and the change of control transaction closes with that third party (or an affiliate(s) of that third party) at a date not later than July 15, 2022; subject, however, to acceleration and earlier vesting of all of the options in the event of (i) the termination of employment by the employee for “good reason” under his employment agreement or (ii) a determination of the Compensation Committee, at its discretion. In the event of the death or disability of the employee prior to vesting or if the company terminates the employee’s employment for reasons other than for “cause” under the employment agreement prior to vesting, the option will still vest upon the occurrence of the events described under clauses (a) or (b) above. The options, to the extent such options have not been exercised, will terminate and become null and void on July 15, 2025, if and only if the options vest as described above, or on July 15, 2021, if the options do not vest as described above, subject to the occurrence of the events contemplated under clause (b) above whereby the options would not terminate until July 15, 2022.

ITEM 11. EXECUTIVE COMPENSATION - continued

Outstanding Equity Awards at Fiscal Year End

The following table details all outstanding equity awards held by our named executive officers at December 31, 2020:

	Option Awards			Equity Incentive
	Number of	Number of		Plan Awards:
	Securities	Securities		Number of
	Underlying	Underlying		Securities
	Unexercised	Unexercised		Underlying	Option
	Options	Options		Unexercised	Exercise	Option
	(#)	(#)		Unearned Options	Price	Expiration
Name	Exercisable	Unexercisable		(#)	($)	Date

John A. Brda	-	375,000	(1)	-	$0.50	7/15/2025
	-	1,875,000	(1)	-	$1.00	7/15/2025

Roger Wurtele	-	375,000	(1)	-	$0.50	7/15/2025
	-	375,000	(1)	-	$1.00	7/15/2025

(1)	The options were awarded on July 15, 2020. The Compensation Committee granted Mr. Brda an option to purchase a total of up to 2,250,000 shares of common stock, including up to 375,000 shares at an exercise price of $0.50 per share and up to 1,875,000 shares at an exercise price of $1.00 per share, and granted Mr. Wurtele an option to purchase a total of up to 750,000 shares of common stock, including up to 375,000 shares at an exercise price of $0.50 per share and up to 375,000 shares at an exercise price of $1.00 per share. The options were granted under our 2015 Stock Option Plan which plan was approved by stockholders on October 26, 2020

Compensation of Directors

We have no standard arrangement pursuant to which directors are compensated for any services they provide or for committee participation or special assignments. Historically, we have granted stock options to directors on a year-to-year basis. On October 26, 2020, however, we instead approved accruing cash payments to the board members, until such time as we have adequate cash on hand to pay any such accrued amounts to the board members. Since that date, each independent member of the board has received $100,000 per annum, payable $25,000 per quarter in advance to each such board member, with the fourth quarter of 2020 being pro-rated.

Summary Director Compensation Table

Compensation to directors during the year ended December 31, 2020 was as follows:

	Fees Earned					Nonqualified
	And Accrued		Option Awards		Non-Equity	Deferred	All
	in	Stock	Option		Incentive Plan	Compensation	Other
	2020	Awards	Awards		Compensation	Earnings	Compensation	Total
Name	($)	($)	($)(A)		($)	($)	($)	($)

Alexandre Zyngier	$17,935	-		$22,750 (1)	-	-	-	$40,685
Robert Lance Cook	$17,935	-		$22,750 (1)	-	-	-	$40,685
Michael Graves	$17,935	-		$22,750 (1)	-	-	-	$40,685

(A)	Stock Value as applicable is determined using the Black Scholes Method.

(1)	On November 13, 2019, this director was granted 200,000 stock options under the 2015 Stock Option Plan as director compensation. 100,000 of the stock options vested immediately, and the remaining 100,000 stock options vested on November 13, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 18, 2020, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. The table includes these persons’ beneficial ownership of common stock. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Torchlight Energy Resources, Inc., 5700 W. Plano Parkway, Suite 3600, Plano, Texas 75093. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 145,051,666 shares of common stock outstanding at March 18, 2020 (which amount excludes the 262,001 restricted shares of common stock held by our director Alexandre Zyngier). In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days after March 18, 2020 and shares of common stock issuable upon conversion of other securities held by that person that are currently convertible or convertible within 60 days after March 18, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Shares Beneficially Owned

	Common Stock
Name of beneficial owner	Shares		% of Class

John A. Brda	2,318,322	(1)	1.60
President, CEO, Secretary and Director

Gregory McCabe	19,605,348	(2)	13.52
Director (Chairman of the Board)

Roger N. Wurtele	10,000		*
Chief Financial Officer

Robert Lance Cook	300,000	(3)	*
Director

Michael J. Graves	745,000	(4)	*
Director

Alexandre Zyngier	600,000	(5)	*
Director

All directors and executive officers as a group (6 persons)	23,578,670		16.09

(1)	Includes 2,318,322 shares of common stock held by the John A. Brda Trust (the “Trust”). Mr. Brda is the settlor of the Trust and reserves the right to revoke the Trust without the consent of another person. Further, he is the trustee of the Trust and exercises investment control over the securities held by the Trust.

(2)	Includes (a) 11,994,769 shares of common stock held directly by Mr. McCabe; (b) 797,099 shares of common stock held by G Mc Exploration, LLC (“GME”); and (c) 6,813,480 shares of common stock held by McCabe Petroleum Corporation (“MPC”). Mr. McCabe may be deemed to hold beneficial ownership of securities held by GME as a result of his ownership of 50% of the outstanding membership interests of GME, and accordingly, Mr. McCabe may be deemed to have shared voting and investment power with respect to shares owned by GME. Mr. McCabe may be deemed to hold beneficial ownership of securities held by MPC as a result of his ownership of 100% of the outstanding shares of capital stock of MPC.

(3)	Includes stock options that are exercisable into 300,000 shares of common stock held by Mr. Cook.

(4)	Includes 145,000 shares of common stock and stock options that are exercisable into 600,000 shares of common stock held by Mr. Graves.

(5)	Includes stock options that are exercisable into 600,000 shares of common stock held by Mr. Zyngier.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 13, 2020, our subsidiaries Torchlight Energy, Inc. and Torchlight Hazel, LLC (collectively, “Torchlight”) entered into an option agreement (the “Option Agreement”) with Masterson Hazel Partners, LP (“MHP”) and McCabe Petroleum Corporation, which agreement was amended on September 18, 2020. Under the agreement, in exchange for satisfying certain drilling obligations, MHP will have the option to purchase the entire Hazel Project by a date no later than May 31, 2021. MHP has satisfied all such drilling obligations. In the event MHP exercises it option to purchase the entire Hazel Project under the Option Agreement, McCabe Petroleum Corporation, which is owned by our chairman Gregory McCabe, has agreed to reduce its reversionary interest in the Hazel Project from 20% to not more than 12.5%.

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

On September 18, 2020, McCabe Petroleum Corporation, a company owned by our chairman Gregory McCabe (“MPC”), loaned us $1,500,000, evidenced by a 6% Secured Convertible Promissory Note (the “MPC Note”). The note bears interest at the rate of 6% per annum and provides for payment of the principal amount along with all accrued and unpaid interest in one lump sum payment on its maturity date of May 10, 2021. The note provided the following requirements on the use of proceeds of the loan as follows: (i) we will lend $500,000 to Metamaterial Inc. pursuant to an 8% Unsecured Convertible Promissory Note; (ii) we will retain and use $500,000 for general corporate purposes, including without limitation, expenses incurred by us in connection with the proposed business combination transaction; and (iii) we will deposit $500,000 into an escrow account, to be held in escrow. The MPC Note also provided that if we and Metamaterial enter into a definitive agreement by the later of November 2, 2020 or such later date that is agreed to by us and Metamaterial in writing, the $500,000 from this escrow account will be released to us, and we will lend this amount to Metamaterial pursuant to another convertible promissory note (the “Second Metamaterial Note”). If we do not enter into a definitive agreement by the later of November 2, 2020 or such later date that is agreed to in writing, the $500,000 from this escrow account will be released back to MPC and deducted from the principal amount outstanding under the MPC Note. The MPC Note is secured by our pledge of the Metamaterial Note and the Second Metamaterial Note (if issued). If we and Metamaterial do not enter into a definitive agreement by the later of November 2, 2020 or such later date that is agreed to in writing, then promptly after that date, we will assign to MPC the Metamaterial Note in full repayment and discharge of $500,000 (plus accrued and unpaid interested on the Metamaterial Note) of the principal amount of the MPC Note, and the remaining $500,000 (less accrued and unpaid interested on the Metamaterial Note) of the principal amount, plus all unpaid interest accrued under the MPC Note, will remain subject to the MPC Note. If a definitive agreement is entered into by the later of November 2, 2020 or such later date that is agreed to in writing, but the proposed business combination transaction is terminated prior to closing or otherwise does not close by the maturity date of the MPC Note, then we will assign to MPC both the Metamaterial Note and Second Metamaterial Note in full repayment and discharge of $1,000,000 (plus accrued and unpaid interested on the Metamaterial Note and Second Metamaterial Note) of the principal amount of the MPC Note, and the remaining $500,000 (less accrued and unpaid interested on the Metamaterial Note and Second Metamaterial Note) of the principal amount, plus all unpaid interest accrued under the MPC Note, will remain subject to the MPC Note. The MPC Note also provided that if (i) we and Metamaterial do not enter into a definitive agreement by the later of November 2, 2020 or such later date that is agreed to in writing, or (ii) we and Metamaterial enter into a definitive agreement but the proposed transaction is terminated prior to closing or otherwise does not close by the maturity date of the MPC Note, then at such time and until the maturity date, MPC will have the right, at its option, to convert up to $500,000 of the remaining principal amount of the MPC Note, plus all unpaid interest accrued under the MPC Note, into shares of our common stock at a conversion price of $0.375 per share. Additionally, if the proposed transaction with Metamaterial closes, all principal and interest under the MPC Note will automatically convert into shares of our common stock at $0.375 per share. On January 29, 2021, Torchlight and MPC agreed to amend the MPC Note to allow MPC to convert at any time, including prior to closing of the Metamaterial transaction. On February 1, 2021, MPC converted the entire principal amount of $1.5 million of the MPC Note into common stock at its conversion price of $0.375 per share, totaling 4,000,000 shares.

On November 11, 2020 (effective November 1, 2020), our subsidiary Warwink Properties, LLC (“Warwink”) entered into and closed a letter agreement with MECO IV, LLC (“MECO”) and McCabe Petroleum Corporation (“MPC”), a company owned by our chairman Greg McCabe, which letter agreement included an Assignment, Bill of Sale and Conveyance, under which MECO purchased from Warwink and MPC (collectively, the “Sellers”) all of their right, title and interest under the Winkler Project in Winkler County, Texas for a purchase price of $450,000, with $100,000 allocated to MPC and $350,000 allocated to Warwink. Before agreeing to the above transaction, MECO required both MPC and Warwink to sell their interest in the Winkler Project. In connection with this transaction, MPC agreed to have its $100,000 portion of the purchase price paid directly to Warwink in exchange for Torchlight Energy Resources, Inc. issuing it 313,480 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - continued

On December 30, 2020, Gregory McCabe, the chairman of Torchlight, loaned Torchlight $100,000, evidenced by a 6% Unsecured Convertible Promissory Note. The note bears interest at the rate of 6% per annum and provides for payment of the principal amount along with all accrued and unpaid interest in one lump sum payment on its maturity date, which shall be the earlier of (i) May 10, 2021 or (ii) the closing of the previously announced business combination transaction between Metamaterial Inc., an Ontario corporation headquartered in Nova Scotia, Canada (“Metamaterial”), and Torchlight. The Note also provides that the holder has the right, but not the obligation, to convert all outstanding principal and interest under the note into common stock of Torchlight at a conversion price of $1.00 per share. In January 2021, Mr. McCabe converted the entire principal amount of the $100,000 promissory note into common stock of Torchlight at its conversion price of $1.00 per share, totaling 100,000 shares

Director Independence

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided by our auditor, Briggs & Veselka Co. and our independent consultant during the years ended December 31, 2020 and 2019.

	2020	2019
Audit Fees(1)	$153,277	$162,309
Audit Related Fees(2)	79,500	46,473
Tax Fees(3)	32,000	47,000
All Other Fees	-	438

Total Fees	$264,777	$256,220

(1)	Audit Fees: This category represents the aggregate fees billed for professional services rendered by the principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years.

(2)	Audit Related Fees: This category consists of the aggregate fees billed for SOX 404 Internal Control compliance services and assurance and related services by our independent consultant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent consultant for tax compliance, tax advice, and tax planning.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description

2.1	Share Exchange Agreement dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010.) *

2.2	Arrangement Agreement with Metamaterial Inc., dated December 14, 2020 (Incorporated by reference from Form 8-K filed with the SEC on December 14, 2020.) *

2.3	Amendment to Arrangement Agreement dated February 3, 2021 (Incorporated by reference from Form 8-K filed with the SEC on February 4, 2021.) *

2.4	Amendment to Arrangement Agreement dated March 11, 2021 (Incorporated by reference from Form 8-K filed with the SEC on March 15, 2021.) *

3.1	Articles of Incorporation. (Incorporated by reference from Form 10-K filed with the SEC on March 18, 2019.) *

3.2	Certificate of Amendment to Articles of Incorporation dated December 10, 2014. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2015.) *

3.3	Certificate of Amendment to Articles of Incorporation dated September 15, 2015. (Incorporated by reference from Form 10-Q filed with the SEC on November 12, 2015.) *

3.4	Certificate of Amendment to Articles of Incorporation dated August 18, 2017 (Incorporated by reference from Form 10-Q filed with the SEC on August 9, 2018.) *

3.5	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on October 26, 2016.) *

10.1	Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and certain other parties (Incorporated by reference from Form 8-K filed with the SEC on September 29, 2015) *

10.2	Purchase and Sale Agreement with Husky Ventures, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 12, 2015) *

10.3	Purchase Agreement with McCabe Petroleum Corporation for acquisition of “Hazel Project” (Incorporated by reference from Form 10-Q filed with the SEC on August 15, 2016) *

10.4	Agreement and Plan of Reorganization and Plan of Merger with Line Drive Energy, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.5	Purchase and Sale Agreement with Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.6	Agreement and Plan of Reorganization and Plan of Merger with McCabe Petroleum Corporation and Warwink Properties, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.7	Purchase Agreement with Torchlight Energy, Inc. and McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.8	Promissory Note for $3,250,000 by Torchlight Energy, Inc. to McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.9	Assignment of Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.10	Underwriting Agreement, dated April 19, 2018, between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC (Incorporated by reference from Form 8-K filed with the SEC on April 19, 2018) *

10.11	Purchase & Settlement Agreement, dated July 24, 2018, between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation, Founders Oil & Gas, LLC, Founders Oil & Gas Operating, LLC, Wolfbone Investments, LLC and McCabe Petroleum. Corporation (Incorporated by reference from Form 10-Q filed with the SEC on August 9, 2018) *

10.12	16% Series C Unsecured Convertible Promissory Note (form of) dated October 17, 2018 (Incorporated by reference from Form 8-K filed with the SEC on October 18, 2018)*

10.13	Underwriting Agreement, dated January 14, 2020, between Torchlight Energy Resources, Inc. and Aegis Capital Corp. (Incorporated by reference from Form 8-K filed with the SEC on January 14, 2020) *

10.14	Conversion Agreement (form of) dated March 9, 2020 between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation and the previous holders of 16% Series C Unsecured Convertible Promissory Notes (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2020) *

10.15	Underwriting Agreement, dated May 18, 2020, between Torchlight Energy Resources, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc. (Incorporated by reference from Form 8-K filed with the SEC on May 18, 2020) *

10.16	Foundation Note Amendment Agreement dated April 24, 2020 with the David A. Straz, Jr Foundation (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.17	Amendment to Foundation Note Amendment Agreement dated May 12, 2020 with David A. Straz, Jr. Foundation (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.18	Trust Note Amendment Agreement dated April 24, 2020 with The David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986 (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.19	Amendment to Trust Note Amendment Agreement dated May 12, 2020 with the David A. Straz Jr. Irrevocable Trust DTD 11/11/1986 (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.20	Amended and Restated Note dated April 24, 2020 in the amount of $4,000,000 with The David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986 (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10. 21	Amended and Restated Note dated April 24, 2020 in the amount of $4,500,000 with THE David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986 (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.22	Amended and Restated Note dated April 24, 2020 in the amount of $4,000,000 with David A. Straz, Jr. Foundation (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.23	Form of Securities Purchase Agreement, dated June 12, 2020, between Torchlight Energy Resources, Inc. and the investor (Incorporated by reference from Form 8-K filed with the SEC on June 12, 2020) *

10.24	Employment Agreement with John A. Brda dated July 15, 2020 (Incorporated by reference from Form 8-K filed with the SEC on July 16, 2020) *

10.25	Employment Agreement with Roger Wurtele dated July 15, 2020 (Incorporated by reference from Form 8-K filed with the SEC on July 16, 2020) *

10.26	Stock Option Agreement with John A. Brda dated July 15, 2020 (Incorporated by reference from Form 8-K filed with the SEC on July 16, 2020) *

10.27	Stock Option Agreement with Roger Wurtele dated July 15, 2020 (Incorporated by reference from Form 8-K filed with the SEC on July 16, 2020) *

10.28	Sales Agreement, dated July 20, 2020, between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC (Incorporated by reference from Form 8-K filed with the SEC on July 20, 2020) *

10.29	Option Agreement with Masterson Hazel Partners, LP and McCabe Petroleum Corporation dated August 13, 2020 (Incorporated by reference from Form 10-Q filed with the SEC on November 9, 2020) *

10.30	First Amendment to Option Agreement with Masterson Hazel Partners, LP and McCabe Petroleum Corporation dated September 18, 2020 (Incorporated by reference from Form 10-Q filed with the SEC on November 9, 2020) *

10.31	6% Secured Convertible Promissory Note for $1,500,000 to McCabe Petroleum Corporation dated September 18, 2020 (and Amendment to Promissory Note) (Incorporated by reference from Form 10-Q filed with the SEC on November 9, 2020) *

10.32	Letter agreement with McCabe Petroleum Corporation and MECO IV, LLC, dated November 11, 2020 (Incorporated by reference from Form 8-K filed with the SEC on November 16, 2020) *

10.33	Form of Metamaterial Voting and Support Agreement (Incorporated by reference from Form 8-K filed with the SEC on December 14, 2020.) *

10.34	6% Unsecured Convertible Promissory Note for $100,000 to Gregory McCabe, dated December 30, 2020 (Incorporated by reference from Form 8-K filed with the SEC on January 6, 2021.) *

10.35	Second Amendment to Promissory Note of McCabe Petroleum Corporation dated January 29, 2021 (Incorporated by reference from Form 8-K filed with the SEC on February 1, 2021.) *

10.36	Addendum #1 to Stock Option Agreement of John Brda dated January 29, 2021 (Incorporated by reference from Form 8-K filed with the SEC on February 1, 2021.) *

10.37	Addendum #1 to Stock Option Agreement of Roger Wurtele dated January 29, 2021 (Incorporated by reference from Form 8-K filed with the SEC on February 1, 2021.) *

10.38	Underwriting Agreement, dated February 8, 2021, between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC (Incorporated by reference from Form 8-K filed with the SEC on February 8, 2021.) *

10.39	8% Convertible Promissory Note for $10,000,000 issued by Metamaterial Inc. on February 18, 2021 (Incorporated by reference from Form 8-K filed with the SEC on February 22, 2021.) *

14.1	Code of Ethics (Incorporated by reference from Form S-1 filed with the SEC on May 2, 2008.) *

21.1	Subsidiaries

23.1	Consent of Briggs & Veselka Co.

31.1	Certification of principal executive officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded with the Inline XBRL Document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torchlight Energy Resources, Inc.

/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: March 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Brda
John A. Brda	Director, Chief Executive Officer, President and Secretary	March 18, 2021

/s/ Gregory McCabe
Gregory McCabe	Director (Chairman of the Board)	March 18, 2021

/s/ Roger N. Wurtele
Roger N. Wurtele	Chief Financial Officer and Principal Accounting Officer	March 18, 2021

/s/ Robert Lance Cook
Robert Lance Cook	Director	March 18, 2021

/s/ Alexandre Zyngier
Alexandre Zyngier	Director	March 18, 2021

/s/ Michael J. Graves
Michael J. Graves	Director	March 18, 2021