Form 10-Q
period 2021-03-31
TORCHLIGHT ENERGY RESOURCES INC
filed 2021-05-14
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2021

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

As of May 14, 2021, there were 145,563,667 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020 and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to,  obtaining additional capital in the future to fund planned expansion, the demand for oil and natural gas which demand could be materially affected by the economic impacts of COVID-19 and possible increases in supply from Russia and OPEC, the proposed business combination transaction with Metamaterial, Inc., general economic factors, competition in the industry, our ability to maintain compliance with the minimum bid price requirement of the Nasdaq Stock Market and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “Torchlight,” “we,” “our,” and similar terms include Torchlight Energy Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$13,154,580	$131,327
Convertible note receivable	10,089,863	-
Accounts receivable	137,801	137,801
Accounts receivable, related party	99,820	92,320
Production revenue receivable	-	21,182
Prepayments - development costs	-	35,272
Prepaid expenses	54,283	103,672
Total current assets	23,536,347	521,574

Oil and gas properties, net	31,441,701	30,857,959
Convertible note receivable	1,032,548	1,012,822
Office equipment, net	4,128	4,549

TOTAL ASSETS	$56,014,724	$32,396,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$590,396	$1,026,950
Accrued payroll	-	1,213,779
Related party payables	45,000	98,805
Due to working interest owners	54,320	54,320
Accrued interest payable	-	503,229
Total current liabilities	689,716	2,897,083

12% 2021 Secured convertible promissory notes, net of discount and financing costs	-	12,430,821
8% 2021 Convertible promissory notes payable, net of discount and BCF	-	1,454,043
6% 2021 Secured convertible promissory note due to related party	-	1,600,000
14% 2021 Convertible promissory notes payable, net of financing costs	-	989,138
PPP note payable	-	77,477
Interest payable, net of current portion	-	283,080
Asset retirement obligations	21,937	21,844
Total liabilities	711,653	19,753,486

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized; -0- issued and outstanding March 31, 2021 and December 31, 2020	-	-
Common stock, par value $0.001; 150,000,000 shares authorized; 145,313,667 issued and outstanding at March 31, 2021; 103,273,264 issued and outstanding at December 31, 2020	145,317	103,276
Additional paid-in capital	169,149,039	124,475,739
Accumulated deficit	(113,991,285)	(111,935,597)
Total stockholders’ equity	55,303,071	12,643,418

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,014,724	$32,396,904

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020
Oil and gas sales	$2,471	$84,620

Cost of revenues	(14,492)	(67,858)

Gross profit	(12,021)	16,762

Operating expenses:
General and administrative	1,722,805	1,047,624
Depreciation, depletion and amortization	421	447,405
Loss on extinguishment of debt	-	1,829,651
Total operating expenses	1,723,226	3,324,680

Other income (expense)
Interest expense and accretion of note discounts	(507,965)	(385,945)
Forgiveness of PPP loan	77,477	-
Interest income	110,047	-
Total expense, net	(320,441)	(385,945)

Loss before income taxes	(2,055,688)	(3,693,863)

Provision for income taxes	-	-

Net loss	$(2,055,688)	$(3,693,863)

Loss per common share:
Basic and Diluted	$(0.02)	$(0.05)
Weighted average number of common shares outstanding:
Basic and Diluted	129,609,037	79,595,394

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020
Cash Flows From Operating Activities
Net loss	$(2,055,688)	$(3,693,863)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	34,250	230,650
Accrued interest payable in stock	-	305,202
Amortization of debt issuance costs	-	71,647
Accretion of note discounts	-	57,291
Amortization of beneficial conversion on convertible notes	505,957	120,410
PPP loan forgiveness	(77,477)	-
Depreciation, depletion and amortization	421	447,405
Loss on extinguishment of debt	-	1,829,651
Change in:
Accounts receivable - related party	(7,500)	(23,047)
Production revenue receivable	21,182	29,440
Prepayment of development costs	35,272	-
Prepaid expenses	49,389	34,335
Accounts payable and accrued expenses	(1,654,550)	247,269
Related party payables	(53,805)	-
Accrued interest payable	(334,164)	22,268
Net cash from operating activities	(3,536,713)	(321,342)

Cash Flows From Investing Activities
Investment in oil and gas properties	(579,433)	(2,212,852)
Convertible note receivable	(10,109,589)	-
Net cash from investing activities	(10,689,022)	(2,212,852)

Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	25,929,649	2,357,118
Proceeds from stock subscription receivable	-	250,000
Payment for extension of debt maturity	-	(80,000)
Proceeds from exercise of warrants into common stock	1,319,339	-
Net cash from financing activities	27,248,988	2,527,118

Net increase (decrease) in cash	13,023,253	(7,076)

Cash - beginning of period	131,327	840,163

Cash - end of period	$13,154,580	$833,087

Supplemental disclosure of cash flow information:
Cash paid for interest	$475,305	$399,677

Supplemental disclosure of non-cash investing and financing activities:
Debt converted by transfer of working interest	$-	$7,330,849
Common stock issued for payment in kind on notes payable	$248,479	$-
Common stock issued for note principal and interest conversion	$17,263,665	$-
Transfer of unamortized debt issuance cost to APIC upon debt conversion	$80,040	$-
Increase in accounts payable for property development costs	$4,217	$839,855

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total
Balance, December 31, 2020	103,273,264	$103,276	$124,475,739	$(111,935,597)	$12,643,418

Issuance of common stock for services	25,000	25	34,225	-	34,250
Issuance of common stock for cash, less underwriting/offering costs	23,300,000	23,300	25,906,349	-	25,929,649
Common stock issued in warrant and option exercise	1,295,326	1,295	1,318,044	-	1,319,339
Common stock issued in cashless warrant exercise	507,951	509	(509)	-	-
Common stock issued for payment in kind on notes payable	186,329	186	248,293	-	248,479
Common stock issued in note principal and interest conversion	16,725,797	16,726	17,166,898	-	17,183,624
Net loss				(2,055,688)	(2,055,688)

Balance, March 31, 2021	145,313,667	$145,317	$169,149,039	$(113,991,285)	$55,303,071

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total
Balance, December 31, 2019	76,222,042	$76,225	$114,143,872	$(99,153,701)	$15,066,396

Issuance of common stock for services	125,000	125	86,125	-	86,250
Issuance of common stock to a vendor for delay in payment	40,000	40	25,960	-	26,000
Issuance of common stock for cash, less underwriting/offering costs	3,885,715	3,886	2,353,232	-	2,357,118
Warrants issued in conversion of notes payable	-	-	382,500	-	382,500
Warrants issued for services	-	-	98,900	-	98,900
Stock options issued for services	-	-	19,500	-	19,500
Net loss	-	-	-	(3,693,863)	(3,693,863)

Balance, March 31, 2020	80,272,757	$80,276	$117,110,089	$(102,847,564)	$14,342,801

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF BUSINESS

Torchlight Energy Resources, Inc. was incorporated in October 2007 under the laws of the State of Nevada as Pole Perfect Studios, Inc. (“PPS”). From its incorporation to November 2010, the company was primarily engaged in business start-up activities.

We are engaged in the acquisition, exploitation and/or development of oil and natural gas properties in the United States. We operate our business through our subsidiaries Torchlight Energy Inc., Torchlight Energy Operating, LLC, Hudspeth Oil Corporation, and Torchlight Hazel LLC.

2.	GOING CONCERN

At March 31, 2021, the Company had not yet achieved profitable operations. We had a net loss of $2,055,688 for the three months ended March 31, 2021 and had accumulated losses of $113,991,285 since our inception. We expect to incur further losses in the development of our business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of presentation – The financial statements are presented on a consolidated basis and include all of the accounts of Torchlight Energy Resources Inc. and its wholly owned subsidiaries, Torchlight Energy, Inc., Torchlight Energy Operating, LLC, Hudspeth Oil Corporation, and Torchlight Hazel LLC. All significant intercompany balances and transactions have been eliminated.

These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Accounts receivable – Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms, as well as amounts due from working interest owners of oil and gas properties for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of March 31, 2021, and December 31, 2020, no valuation allowance was considered necessary.

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

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	SIGNIFICANT ACCOUNTING POLICIES - continued

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the three months ended March 31, 2021 and 2020, the Company capitalized $141,048 and $614,479, respectively, of interest on unevaluated properties.

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

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related realizable tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. No impairment expense was recorded for the three months ended March 31, 2021 and 2020.

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

Revenues from oil and gas sales are detailed as follows:

	Three Months	Three Months
	March 31, 2021	March 31, 2020
Revenues

Oil sales	$1,166	$82,113

Gas sales	1,305	2,507

Total	$2,471	$84,620

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The calculation of diluted earnings per share excludes 8,741,060 shares issuable upon the exercise of outstanding warrants and options because their effect would be anti-dilutive.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of March 31, 2021 and December 31, 2020.

Recently adopted accounting pronouncements –

Effective January 1, 2021, we adopted ASU 2019-12 on a prospective basis. The new standard was issued in December 2019 with the intent of simplifying the accounting for income taxes. The accounting update removes certain exceptions to the general principles in ASC 740 Income Taxes as well as provides simplification by clarifying and amending existing guidance. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In October 2020, the FASB issued ASU 2020-09, Debt- Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762 (“ASU 2020-09”). The amendments in ASU 2020-09 amend rules focused on the provision of material, relevant, and decision-useful information regarding guarantees and other credit enhancements, and eliminate prescriptive requirements that have imposed unnecessary burdens and incentivized issuers of securities with guarantees and other credit enhancements to offer and sell those securities on an unregistered basis. The adopted amendments relate to the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered in Rule 3-10 of Regulation S-X, and affiliates whose securities collateralize securities registered or being registered in Rule 3-16 of Regulation S-X. The amendments in ASU 2020-09 are effective for public business entities for annual periods beginning after December 15, 2020. The Company has evaluated the provisions of ASU 2020-09 and noted no material impact to our consolidated financial statements or disclosures from the adoption of this ASU.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updated various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The amendments in ASU 2020-10 are effective for annual periods beginning after December 15, 2020, for public business entities. The Company adopted ASU 2020-10 on January 1, 2021 and its adoption did not have a material effect on the Company’s financial statements and related disclosures.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on the Company’s financial position or results from operations.

Subsequent events – The Company evaluated subsequent events through May  14, 2021, the date of issuance of these financial statements. Subsequent events are disclosed in Note 11.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	OIL & GAS PROPERTIES

The following table presents the capitalized costs for oil & gas properties of the Company as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Evaluated costs subject to amortization	$15,656,182	$15,656,182
Unevaluated costs	31,441,701	30,857,959
Total capitalized costs	47,097,883	46,514,141
Less accumulated depreciation, depletion and amortization	(15,656,182)	(15,656,182)
Total oil and gas properties	$31,441,701	$30,857,959

Unevaluated costs as of March 31, 2021 include cumulative costs on developing projects including the Orogrande and Hazel projects in West Texas.

The Company periodically adjusts for the separation of evaluated versus unevaluated costs within its full cost pool to recognize any value impairment related to the expiration of, or changes in market value, of unevaluated leases. The impact of reclassifications as they become necessary is to increase the basis for calculation of future period’s depletion, depreciation and amortization which effectively recognizes any impairment on the consolidated statement of operations over future periods.

Reclassified costs also become evaluated costs for purposes of ceiling tests and which may cause recognition of increased impairment expense in future periods. The remaining cumulative unevaluated costs which have been reclassified within our full cost pool totals $5,881,635 as of March 31, 2021 and December 31, 2020. As of March 31, 2021, evaluated costs are $-0- since we have no proved reserve value associated with our properties.

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

As of March 31, 2021, we had interests in three oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, and two wells in Central Oklahoma.

Orogrande Project, West Texas

On August 7, 2014, we entered into a Purchase Agreement with Hudspeth Oil Corporation (“Hudspeth”), McCabe Petroleum Corporation (“MPC”), and Gregory McCabe, our Chairman. Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, we purchased 100% of the capital stock of Hudspeth which held certain oil and gas assets, including a 100% working interest in approximately 172,000 predominately contiguous acres in the Orogrande Basin in West Texas. Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. Mr. McCabe also holds a 4.5% overriding royalty interest in the Orogrande acreage, - which he obtained prior to, and was not a part of the August 2014 transaction. As of March 31, 2021, leases covering approximately 134,000 acres remain in effect.

We believe all drilling obligations through March 31, 2021 have been met.

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

Our drilling obligations include four wells in year 2020 and 2021 and five wells per year in years 2022, 2023 and 2024. We received a waiver of the requirement to develop four wells in 2020. The drilling obligations are minimum yearly requirements and may be exceeded if acceleration is desired.

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

The Company has drilled nine test wells in the Orogrande in order to stay in compliance with University Lands D&D Unit Agreement, as well as, to test for potential shallow pay zones and deeper pay zones that may be present on structural plays. Development of the wells continued through March 31, 2021 to further capture and document the scientific base in support of demonstrating the production potential of the property. The Company is currently marketing the project for an outright sale or farm in partner. This marketing process has been long and arduous as the overall market is quite soft. Due to the size and scope of the project, we are dealing with very large companies that have multitudes of people reviewing our material, which in itself is extensive. Should a farm out partner or sale not occur, the Company and Wolfbone will continue to drill additional wells in the play in order to fulfill the obligations under the DDU Agreement.

On March 9, 2020, holders of notes payable by the Company entered into a Conversion Agreement under which the noteholders elected to convert principal of $6,000,000 and approximately $1,331,000 of accrued interest on the notes, in accordance with their terms, into an aggregate 6% working interest (of all such holders) in the Orogrande Project.

The Orogrande Project ownership as of March 31, 2021 is detailed as follows:

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

Also, on January 30, 2017, the Company entered into and closed a Purchase and Sale Agreement with Wolfbone. Under the agreement, we acquired certain of Wolfbone’s Hazel Project assets, including its interest in the Flying B Ranch #1 well and the 40-acre unit surrounding the well.

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

In exchange for MHP satisfying the above drilling obligations, Torchlight granted to MHP the exclusive right and option to perform operations, at MHP’s sole cost and expense, on the Hazel Project sufficient to satisfy Torchlight’s continuous development obligations on the northern half of the prospect. Because MHP exercised this drilling option and satisfied the continuous development obligations on the northern half of the prospect, under the terms of the Option Agreement (as amended in September 2020 and in April 2021) MHP now has the option to purchase the entire Hazel Project no later than September 30, 2021; provided, however, that the Option Price increases by $500,000 on the first of every calendar month beginning on June 1, 2021, without proration, during the option period. Further, the option period will expire upon the occurrence of the earlier of following: (1) if MHP fails to, no later than 30 days prior to the date of any drilling obligation on the Hazel Project, deliver notice of intent to conduct operations sufficient to satisfy such obligation; or (2) if MHP fails to commence operations sufficient to satisfy any drilling obligation on the Hazel Project seven days prior to the deadline for satisfying the applicable drilling obligation.

Such purchase would be under the terms of a form of Purchase and Sale Agreement included as an exhibit to the Option Agreement, at an aggregate purchase price of $12,690,704 (subject to additions as described above) for approximately 9,762 net mineral acres, and not less than 74% net revenue interest (approximately $1,300 per net mineral acre).

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

Assessment for Assets Held for Sale Classification

With respect to marketing oil and natural gas properties, the Company has evaluated the properties being marketed to determine whether any should be reclassified as held-for-sale at March 31, 2021. The held-for-sale criteria include: management commits to a plan to sell; the asset is available for immediate sale; an active program to locate a buyer exists; the sale of the asset is probable and expected to be completed within one year; the asset is being actively marketed for sale; and it is unlikely that significant changes to the plan will be made. If each of these criteria is met, the property would be reclassified as held-for-sale on the Company’s consolidated balance sheets and measured at the lower of their carrying amount or estimated fair value less costs to sell. Fair values are estimated using accepted valuation techniques, such as a discounted cash flow model, valuations performed by third parties, earnings multiples, or indicative bids, when available. Management considers historical experience and all available information at the time the estimates are made; however, the fair value that is ultimately realized upon the sale of the assets to be divested may differ from the estimated fair values reflected in the consolidated financial statements. If each of these criteria is met, DD&A expense would not be recorded on assets to be divested once they are classified as held for sale. Based on management’s assessment, certain criteria have not been met and no assets are classified as held for sale as of March 31, 2021.

5.	RELATED PARTY PAYABLES

As of March 31, 2021 and December 31, 2020, related party payables were $45,000 and $98,805, respectively, due to our executive officers and directors. Accrued payroll was $-0- and $1,213,779, respectively, consisting of accrued and unpaid compensation due to our executive officers.

As of March 31, 2021 and December 31, 2020, there was $99,820 and $92,320, respectively, for an account receivable due from McCabe Petroleum Corporation for amounts advanced related to the Orogrande development cost sharing agreement.

6.	COMMITMENTS AND CONTINGENCIES

Leases

The Company is a subtenant on a month to month basis for the occupancy of its office premises subject to a sublease agreement through October 31, 2021 for occupancy of its office premises which requires monthly rent payments of $3,512.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	COMMITMENTS AND CONTINGENCIES - continued

Legal Matters

On January 31, 2020, Torchlight Energy Resources, Inc. and its wholly owned subsidiaries Torchlight Energy, Inc. and Torchlight Energy Operating, LLC were served with a lawsuit brought by Goldstone Holding Company, LLC (Goldstone Holding Company, LLC v. Torchlight Energy, Inc., et al., in the 160th Judicial District Court of Dallas County, Texas). On February 24, 2020, Torchlight Energy Resources, Inc., Torchlight Energy, Inc., and Torchlight Energy Operating, LLC timely filed their answer, affirmative defenses, and requests for disclosure. The suit, which seeks monetary relief over $1 million, makes unspecified allegations of misrepresentations involving a November 2015 participation agreement and a 2016 amendment to the participation agreement. Torchlight has denied the allegations and has asserted several affirmative defenses including but not limited to, that the suit is barred by the applicable statute of limitations, that the claims have been released, and that the claims are barred because of contractual disclaimers between sophisticated parties. Torchlight has also asserted counterclaims for attorney fees. On January 14, 2021, Goldstone Holding Company, LLC dismissed its claims without prejudice, leaving Torchlight’s counterclaims for attorney fees as the only pending claim in the case. On February 26, 2021, Torchlight filed a non-suit without prejudice on its counterclaims for attorney fees, leaving no claims in the case. However, Goldstone Holding Company, LLC asked the court to re-instate its claims, and a hearing was held on April 13, 2021. As of the date of this filing, the Court has not issued an order granting or denying Goldstone Holding Company, LLC’s request to re-instate its claims. If the court does reinstate the case, Torchlight intends to re-assert its attorney fees claim and to contest Goldstone’s claims.

On April 30, 2020, our wholly owned subsidiary, Hudspeth Oil Corporation, filed suit against Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies. The suit seeks the recovery of approximately $1.4 million in costs incurred as a result of a tool failure during drilling activities on the University Founders A25 #2 well that is located in the Orogrande Field.  Working interest owner Wolfbone Investments, LLC, a company owned by our Chairman Gregory McCabe, is a co-plaintiff in that action. After the suit was filed, Cordax filed a mineral lien in the amount of $104,500.01 against the Orogrande Field and has sued the operator and counterclaimed against Hudspeth for breach of contract, seeking the same amount as the lien.  We have added the manufacturer of one of the tool components that we contend was a cause of the tool failure. The suit, Hudspeth Oil Corporation and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies, was filed in the 189th Judicial District Court of Harris County, Texas.

On March 18, 2021, Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies filed a lawsuit in Hudspeth County, Texas seeking to foreclose its mineral lien against the Orogrande Field in the amount of $104,500.01 and recover related attorney’s fees. The foreclosure action, Datalog LWT Inc. d/b/a Cordax Evaluation Technologies v. Torchlight Energy Resources, Inc., was filed in the 205th Judicial District Court of Hudspeth County, Texas. We are contesting the lien in good faith and filed a Plea in Abatement on May 10, 2021, seeking a stay in the Hudspeth County lien foreclosure case pending final disposition of the related case currently pending in Harris County, Texas.

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of March 31, 2021, and December 31, 2020, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	STOCKHOLDERS’ EQUITY

Common Stock

On January 13, 2021, the Company sold 300,000 shares of common stock for cash at $0.80 per share for total proceeds of $240,000 in a private placement.

On February 10, 2021 the Company closed its underwritten public offering of 23,000,000 shares of its common stock at a public offering price of $1.20 per share, for total proceeds of $25,689,649 after deducting underwriting discounts and other offering expenses payable by the Company.

On February 16, 2021, the Company issued 186,329 shares of common stock in satisfaction of the payment in kind valued at $248,479 in connection with the final conversion into common stock of the promissory notes previously held by the Straz Foundation and the Straz Trust (see Note 9 below).

During the three months ended March 31, 2021, the Company issued 25,000 shares of common stock with a fair value of $34,250 as compensation for services.

During the three months ended March 31, 2021, the Company issued 16,725,797 shares of common stock to promissory note holders with a fair value of $17,183,624 in conversion of principal and accrued interest on notes payable.

Warrants and Options

During the three months ended March 31, 2021, the Company issued 1,803,277 shares of common stock in warrant and option exercises.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	STOCKHOLDERS’ EQUITY - continued

A summary of warrants outstanding as of March 31, 2021 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2021	2022	2023	2024	2025	Total

$0.425	-	-	-	-	10,760	10,760
$0.70	-	-	-	-	965,000	965,000
$0.80	-	-	-	-	1,666,667	1,666,667
$1.03	120,000	-	-	-	-	120,000
$1.14	-	-	600,000	-	-	600,000
$1.21	-	-	120,000	-	-	120,000
$1.63	-	-	-	100,000	-	100,000

	120,000	-	720,000	100,000	2,642,427	3,582,427

A summary of stock options outstanding as of March 31, 2021 by exercise price and year of expiration is presented below:

Exercise	Expiration Date in
Price	2021	2022	2023	2024	2025	Total

$0.50	-	-	-	-	750,000	750,000
$1.00	-	-	-	-	2,250,000	2,250,000
$0.85	-	-	-	600,000	-	600,000
$0.97	129,871	-	-	-	-	129,871
$1.10	-	600,000	-	-	-	600,000
$1.19	-	-	700,000	-	-	700,000
$1.63	-	58,026	-	-	-	58,026
	129,871	658,026	700,000	600,000	3,000,000	5,087,897

At March 31, 2021, the Company had reserved 8,670,324 common shares for future exercise of warrants and options.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	STOCKHOLDERS’ EQUITY - continued

Warrants and options granted were valued using the Black-Scholes Option Pricing Model. The assumptions used in calculating the fair value of the warrants and options issued during the year ended December 31, 2020 were as follows:

No warrants or options were issued during the three months ended March 31, 2021.

2020

Risk-free interest rate	.13% - 1.61%
Expected volatility of common stock	90% - 205%
Dividend yield	0.00%
Discount due to lack of marketability	20%
Expected life of option/warrant	Three Years to Five Years

8.	INCOME TAXES

The Company recorded no income tax provision at March 31, 2021 and December 31, 2020 because of losses incurred.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the three months ended March 31, 2021 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the three months ended March 31, 2020.

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $78,903,136  and  $77,359,811 at March 31, 2021 and December 31, 2020, respectively. The federal net operating loss carryforward will begin to expire in 2033. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	PROMISSORY NOTES

Promissory Notes Issued in 2017

On April 10, 2017, we sold two 12% unsecured promissory notes with a total of $8,000,000 in principal amount to David A. Straz, Jr. Foundation (the “Straz Foundation”) and the David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986 (the “Straz Trust”) in a private transaction. Interest only is due and payable on the notes each month at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity on April 10, 2020. The holders of the notes will also receive annual payments of common stock at the rate of 2.5% of principal amount outstanding, based on a volume-weighted average price. Both notes were sold at an original issue discount of 94.25% and accordingly, we received total proceeds of $7,540,000 from the investors. We used the proceeds for working capital and general corporate purposes, which includes, without limitation, drilling capital, lease acquisition capital and repayment of prior debt. The notes were amended in April 2020 to, among other thing, extend the maturity date to April 10, 2021 and provide conversion rights at a conversion price of $1.50 per share of common stock.

During the quarter ended March 31, 2021 the notes were retired in full by conversion into the Company’s common stock. Unamortized debt issuance cost related to these notes of $80,040 was transferred to Additional Paid in Capital.

Promissory Notes Issued in 2018

On February 6, 2018, we sold to the Straz Trust in a private transaction a 12% unsecured promissory note with a principal amount of $4,500,000. Interest only was due and payable on the note each month at the rate of 12% per annum, with a balloon payment of the outstanding principal due and payable at maturity on April 10, 2020. The holder of the note will also receive annual payments of common stock at the rate of 2.5% of principal amount outstanding, based on a volume-weighted average price. We sold the note at an original issue discount of 96.27% and accordingly, we received total proceeds of $4,332,150 from the investor. We used the proceeds for working capital and general corporate purposes, which includes, without limitation, drilling capital, lease acquisition capital and repayment of prior debt. The note was amended in April 2020 to, among other thing, extend the maturity date to April 10, 2021 and provide conversion rights at a conversion price of $1.50 per share of common stock.

During the quarter ended March 31, 2021 the note was retired in full by conversion into the Company’s common stock.

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

On March 9, 2020, each of the noteholders entered into a Conversion Agreement with us and our subsidiary Hudspeth Oil Corporation (“Hudspeth”), under which the noteholders elected to convert the notes, in accordance with their terms, into an aggregate 6% working interest (of all such holders) in certain oil and gas leases in Hudspeth County, Texas, known as our “Orogrande Project.” Principal of $6,000,000 and approximately $1,331,000 of accrued interest were converted at March 9, 2020 to retire the notes in full.

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

The transaction was treated as an extinguishment of debt. The fair value of the working interest transferred in the conversion of the debt was $8,778,000 and the value of warrants issued to the holders was $382,500. The Company recognized a Loss on extinguishment of debt in the amount of $1,829,651 for the three months ended March 31, 2020.

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

During the quarter ended December 31, 2020, $1,000,000 was converted into common stock. During the quarter ended March 31, 2021 the remaining  balance of the notes was retired in full by conversion into the Company’s common stock.

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

During the quarter ended March 31, 2021 the notes were retired in full by conversion into the Company’s common stock. Unamortized debt issuance costs related to these notes of $505,957 was transferred to interest expense.

Paycheck Protection Program Loan

In response to the COVID-19 pandemic, the U.S. Small Business Administration (the “SBA”) made available low-interest rate loans to qualified small businesses, including under its Paycheck Protection Program (the “PPP”). On April 10, 2020, in order to supplement its cash balance, the Company submitted an application for a loan (“SBA loan”) in the amount of $77,477. On May 1, 2020, Company’s SBA loan application was approved, and the Company received the loan proceeds. The SBA loan had an interest rate of 0.98% with a maturity date of April 2022.

Section 1106 of the CARES Act provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the PPP. The PPP and loan forgiveness are intended to provide economic relief to small businesses, such as the Company, that are adversely impacted under the COVID-19 Emergency Declaration issued by President Trump on March 13, 2020.  On March 31, 2021, the U.S Small Business Administration notified the Company that the Company’s PPP loan was forgiven in full, including all principal and interest outstanding as of the date of forgiveness and, as such, $77,477 has been recognized as an other income on the Company’s consolidated statement of operations.

Secured Convertible Promissory Note Issued in Third Quarter, 2020

On September 18, 2020, McCabe Petroleum Corporation, a company owned by our chairman Gregory McCabe (“MPC”), loaned us $1,500,000, evidenced by a 6% Secured Convertible Promissory Note (the “MPC Note”). The note bore interest at the rate of 6% per annum and provided for payment of the principal amount along with all accrued and unpaid interest in one lump sum payment on its maturity date of May 10, 2021. In connection with the proposed business combination transaction with Metamaterial Inc. (“Metamaterial”), the note provided the following requirements on the use of proceeds of the loan as follows: (i) we will lend $500,000 to Metamaterial pursuant to an 8% Unsecured Convertible Promissory Note (the “Metamaterial Note”); (ii) we will retain and use $500,000 for general corporate purposes, including without limitation, expenses incurred by us in connection with the proposed business combination transaction; and (iii) we will deposit $500,000 into an escrow account, to be held in escrow. Under the terms of the note, the $500,000 from this escrow account was released to us, and we lent this amount to Metamaterial pursuant to another convertible promissory note (the “Second Metamaterial Note”).

TORCHLIGHT ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	PROMISSORY NOTES - continued

The MPC Note was secured by our pledge of the Metamaterial Note and the Second Metamaterial Note. The MPC Note also provided that if (i) we and Metamaterial do not enter into a definitive agreement by the later of November 30, 2020 or such later date that is agreed to in writing, or (ii) we and Metamaterial enter into a definitive agreement but the proposed transaction is terminated prior to closing or otherwise does not close by the maturity date of the MPC Note, then at such time and until the maturity date, MPC will have the right, at its option, to convert up to $500,000 of the remaining principal amount of the MPC Note, plus all unpaid interest accrued under the MPC Note, into shares of our common stock at a conversion price of $0.375 per share. Additionally, if the proposed transaction with Metamaterial closes, all principal and interest under the MPC Note will automatically convert into shares of our common stock at $0.375 per share. On January 29, 2021, we and MPC agreed to amend the MPC note to allow MPC to convert at any time, including prior to closing of the Metamaterial transaction.

In addition, Greg McCabe loaned the Company $100,000 on December 30, 2020. The Company evaluated the notes for a beneficial conversion feature (“BCF”) and derivative accounting criteria and concluded that there was no BCF or derivative accounting treatment applicable.

During the quarter ended March 31, 2021 both the MPC Note and the $100,000 note were retired in full by conversion into the Company’s common stock.

Loans to Metamaterial Inc.

On September 20, 2020, we loaned Metamaterial $500,000, evidenced by an 8% Unsecured Convertible Promissory Note. An additional $500,000 was loaned on December 16, 2020. The notes bear interest at the rate of 8% per annum and provide for payment of the principal amount along with all accrued and unpaid interest in one lump sum payment on its maturity date of September 20, 2022. Metamaterial has the right to redeem after 120 days. The notes are convertible at the price of $0.35 (CAD) per share at the option of the holder if the Arrangement Agreement with Metamaterial is terminated or expires without closing.

On February 18, 2021, Torchlight loaned to Meta $10,000,000, evidenced by a convertible promissory note issued by Meta (the “Promissory Note”), to satisfy Torchlight’s requirement to provide additional bridge financing to Meta pursuant to the Arrangement Agreement. The Promissory Note is unsecured and bears interest at a rate of 8% per annum. The outstanding principal amount, all accrued and unpaid interest, and all other amounts accrued under the Promissory Note will be due and payable in one lump sum payment on February 18, 2022 (the “Maturity Date”). On or after June 18, 2021, the outstanding principal amount of the Promissory Note, in whole or in part, plus any accrued and unpaid interest, may be repaid at the option of Meta at any time upon not less than 10 nor more than 30 days written notice to Torchlight. If the Arrangement Agreement is terminated or expires without the completion of the Arrangement, Torchlight will have the right to convert all or any portion of the principal amount and any accrued but unpaid interest under the Promissory Note into Common Shares at a conversion price of CAD$2.80 per Common Share (subject to adjustment as described in the Promissory Note). Further, if the Arrangement is not completed, Meta will be obligated to repay to Torchlight the total unpaid balance of the principal and interest under the Promissory Note, to the extent not converted into Common Shares, on the Maturity Date.

The Company evaluated the notes for a beneficial conversion feature (“BCF”) and derivative accounting criteria and concluded that there was no BCF or derivative accounting treatment applicable.

10.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through March 31, 2021:

Asset retirement obligations – December 31, 2020	$21,844

Accretion expense	93
Estimated liabilities recorded	-

Asset retirement obligations – March 31, 2021	$21,937

11.	SUBSEQUENT EVENTS

In May 2021 the company issued 250,000 shares of common stock in exercise of warrants.

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

In August 2020, our subsidiaries entered into an option agreement with a third party (which was amended in September 2020  and in April 2021), under which, in exchange for satisfying certain drilling obligations, the third party will have the option to purchase the entire Hazel Project by a date no later than September 30, 2021.

Our strategy in divesting of projects other than the Orogrande Project has been to refocus on the greatest potential future value for the Company while systematically eliminating debt as noncore assets are sold and operations are streamlined.

Arrangement Agreement with Metamaterial

On December 14, 2020, we and our newly formed subsidiaries, Metamaterial Exchangeco Inc. (“Canco”) and 2798831 Ontario Inc. (“Callco”), both Ontario corporations, entered into an arrangement agreement (the “Arrangement Agreement”) with Metamaterial Inc., an Ontario corporation headquartered in Nova Scotia, Canada (“Meta”). Under the Arrangement Agreement, Canco is to acquire all of the outstanding common shares of Meta by way of a statutory plan of arrangement under the Business Corporations Act (Ontario) (the “Arrangement”), on and subject to the terms and conditions of the Arrangement Agreement. The Arrangement Agreement was amended on February 3, 2021, March 11, 2020, March 31, 2021, April 15, 2021 and May 2, 2021.

On May 7, 2021, we filed a definitive proxy statement for the special meeting of the stockholders (the “Stockholder Meeting”) in connection with the Arrangement. The record date of stockholders entitled to vote is May 5, 2021 and the meeting date is June 11, 2021 (the meeting will be virtual). The Arrangement is expected to close in the first half of 2021.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements included herewith and our audited financial statements for the year ended December 31, 2020. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Historical Results for the three months ended March 31, 2021 and 2020:

Revenues and Cost of Revenues

For the three months ended March 31, 2021, we had production revenue of $2,471 compared to $84,620 for the three months ended March 31, 2020. Refer to the table of production and revenue presented below for quarterly changes in revenue. Our cost of revenue, consisting of lease operating expenses and production taxes, was $14,492 and $67,858 for the three months ended March 31, 2021 and 2020, respectively.

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue

Oklahoma	Q1 - 2021	28	711	$1,166	$1,305	$2,471
Hazel (TX)	Q1 - 2021	0	0	-	-	-
MECO (TX)	Q1 - 2021	0	0	-	-	-
Total Q1-2021		28	711	$1,166	$1,305	$2,471

Oklahoma	Q1 - 2020	181	468	$583	$1,000	$1,583
Hazel (TX)	Q1 - 2020	0	0	$-	$-	$-
MECO (TX)	Q1 - 2020	1,863	1,559	$81,530	$1,507	$83,037
Total Q1-2020		2,044	2,027	$82,113	$2,507	$84,620

Oklahoma	Q2 - 2020	28	448	$774	$156	$930
Hazel (TX)	Q2 - 2020	0	0	$-	$-	$-
MECO (TX)	Q2 - 2020	1,389	747	$44,223	$324	$44,547
Total Q2-2020		1,417	1,195	$44,997	$480	$45,477

Oklahoma	Q3 - 2020	69	1,096	$2,084	$494	$2,578
Hazel (TX)	Q3 - 2020	0	0	$-	$-	$-
MECO (TX)	Q3 - 2020	1,480	680	$57,774	$1,370	$59,144
Total Q3-2020		1,549	1,776	$59,858	$1,864	$61,722

Oklahoma	Q4 - 2020	0	0	$1,042	$773	$1,815
Hazel (TX)	Q4 - 2020	0	0	$-	$-	$-
MECO (TX)	Q4 - 2020	435	0	$9,837	$5,519	$15,356
MECO (Sold )	YTD ADJ	0	0	$(10,092)	$(5,519)	$(15,611)
Total Q4-2020		435	0	$787	$773	$1,560

We recorded depreciation, depletion, and amortization expense of $421 for the three months ended March 31, 2021 compared to $447,405 for the three months ended March 31, 2020.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2021 and 2020 were $1,722,805  and $1,047,624 respectively, an increase of $ 675,181. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which was non-cash or deferred, accounting  and administrative costs, legal fees, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses for the three months ended March 31, 2021 compared to 2020 is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$(196,400)
Increase(decrease) in consulting expense	73,600
Increase(decrease) in investor relations	(59,210)
Increase(decrease) in travel expense	(18,312)
Increase(decrease) in salaries and compensation	68,745
Increase(decrease) in legal fees	662,133
Increase(decrease) in insurance	(1,176)
Increase(decrease) in rent	(236)
Increase(decrease) in accounting and audit fees	46,345
Increase(decrease) in general corporate expenses	99,692

Total Increase in General and Administrative Expenses	$675,181

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

At March 31, 2021, we had working capital of $22,846,631  and total assets of $56,014,724. Stockholders’ equity was $55,303,071.

Cash flows from operating activities for the three months ended March 31, 2021 was $(3,536,713)  compared to $(321,342) for the three months ended March 31, 2020, a decrease of $ 3,215,732. Cash flows from operating activities for the three months ended March 31, 2021 can be primarily attributed to net loss from operations of $2,055,688, a decrease in accounts payable and accrued expenses and other noncash expense adjustments. Cash flows from operating activities for the three months ended March 31, 2020 can be primarily attributed to net loss from operations of $3,693,863, depreciation and depletion of $447,405, a loss on extinguishment of debt of $1,829,651 and changes in other noncash expense adjustments. Reference the Consolidated Statements of Cash Flows for additional detail of the components that comprise the net use of cash in operations. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash flows from investing activities for the three months ended March 31, 2021 was $(10,689,022)  compared to $(2,212,852) for the three months ended March 31, 2020. Cash flows from investing activities principally consists of investment in oil and gas properties in Texas and an increase of $10,109,589 in convertible notes receivable.

Cash flows from financing activities for the three months ended March 31, 2021 was $27,248,988  as compared to $2,527,118 for the three months ended March 31, 2020. Cash flows from financing activities consists of proceeds from issuance of our common stock and  proceeds from exercise of warrants into common stock. We expect to continue to have cash flow provided by financing activities as we seek new rounds of financing and continue to develop our oil and gas investments.

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

Commitments and Contingencies-

Leases

The Company is a subtenant on a month to month basis for the occupancy of its office premises subject to a sublease agreement through October 31, 2021 for occupancy of its office premises which requires monthly rent payments of $3,512.

Environmental Matters

We are subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to our operations could require substantial capital expenditures or could adversely affect our operations in other ways that cannot be predicted at this time. As of March 31, 2021, and December 31, 2020, no amounts have been recorded because no specific liability has been identified that is reasonably probable of requiring us to fund any future material amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 31, 2020, Torchlight Energy Resources, Inc. and its wholly owned subsidiaries Torchlight Energy, Inc. and Torchlight Energy Operating, LLC were served with a lawsuit brought by Goldstone Holding Company, LLC (Goldstone Holding Company, LLC v. Torchlight Energy, Inc., et al., in the 160th Judicial District Court of Dallas County, Texas). On February 24, 2020, Torchlight Energy Resources, Inc., Torchlight Energy, Inc., and Torchlight Energy Operating, LLC timely filed their answer, affirmative defenses, and requests for disclosure. The suit, which seeks monetary relief over $1 million, makes unspecified allegations of misrepresentations involving a November 2015 participation agreement and a 2016 amendment to the participation agreement. Torchlight has denied the allegations and has asserted several affirmative defenses including but not limited to, that the suit is barred by the applicable statute of limitations, that the claims have been released, and that the claims are barred because of contractual disclaimers between sophisticated parties. Torchlight has also asserted counterclaims for attorney fees. On January 14, 2021, Goldstone Holding Company, LLC dismissed its claims without prejudice, leaving Torchlight’s counterclaims for attorney fees as the only pending claim in the case. On February 26, 2021, Torchlight filed a non-suit without prejudice on its counterclaims for attorney fees, leaving no claims in the case. However, Goldstone Holding Company, LLC asked the court to re-instate its claims, and a hearing was held on April 13, 2021. As of the date of this filing, the Court has not issued an order granting or denying Goldstone Holding Company, LLC’s request to re-instate its claims. If the court does reinstate the case, Torchlight intends to re-assert its attorney fees claim and to contest Goldstone’s claims.

On April 30, 2020, our wholly owned subsidiary, Hudspeth Oil Corporation, filed suit against Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies. The suit seeks the recovery of approximately $1.4 million in costs incurred as a result of a tool failure during drilling activities on the University Founders A25 #2 well that is located in the Orogrande Field.  Working interest owner Wolfbone Investments, LLC, a company owned by our Chairman Gregory McCabe, is a co-plaintiff in that action. After the suit was filed, Cordax filed a mineral lien in the amount of $104,500.01 against the Orogrande Field and has sued the operator and counterclaimed against Hudspeth for breach of contract, seeking the same amount as the lien.  We have added the manufacturer of one of the tool components that we contend was a cause of the tool failure. The suit, Hudspeth Oil Corporation and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies, was filed in the 189th Judicial District Court of Harris County, Texas.

On March 18, 2021, Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies filed a lawsuit in Hudspeth County, Texas seeking to foreclose its mineral lien against the Orogrande Field in the amount of $104,500.01 and recover related attorney’s fees. The foreclosure action, Datalog LWT Inc. d/b/a Cordax Evaluation Technologies v. Torchlight Energy Resources, Inc., was filed in the 205th Judicial District Court of Hudspeth County, Texas. We are contesting the lien in good faith and filed a Plea in Abatement on May 10, 2021, seeking a stay in the Hudspeth County lien foreclosure case pending final disposition of the related case currently pending in Harris County, Texas.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The risks described in the Annual Report on Form 10-K and in this Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we deem to be immaterial, also may have a material adverse impact on our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2021, the Company sold 300,000 shares of common stock for cash at $0.80 per share for total proceeds of $240,000 in a private placement.

On February 16, 2021, the Company issued 186,329 shares of common stock in satisfaction of the payment in kind valued at $248,479 in connection with the final conversion into common stock of the promissory notes previously held by the Straz Foundation and the Straz Trust.

On January 15, 2021, the Company issued 25,000 shares of common stock as compensation for services.

During the three months ended March 31, 2021, the Company issued a total of 1,473,406 shares of common stock in warrant exercises, including (i) 329,091 shares at the exercise price of $1.35 per share, (ii) 600,000 shares at the exercise price of $0.80 per share, (iii) 36,364 shares at the exercise price of $1.35 per share, (iv) and a total of 507,951 shares during the three months ended March 31, 2021 in cashless exercises.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Share Exchange Agreement dated November 23, 2010. (Incorporated by reference from Form 8-K filed with the SEC on November 24, 2010.) *

2.2	Arrangement Agreement with Metamaterial Inc., dated December 14, 2020 (Incorporated by reference from Form 8-K filed with the SEC on December 14, 2020.) *

2.3	Amendment to Arrangement Agreement dated February 3, 2021 (Incorporated by reference from Form 8-K filed with the SEC on February 4, 2021.) *

2.4	Amendment to Arrangement Agreement dated March 11, 2021 (Incorporated by reference from Form 8-K filed with the SEC on March 15, 2021.) *

2.5	Amendment to Arrangement Agreement dated March 31, 2021 (Incorporated by reference from Form 8-K filed with the SEC on April 1, 2021.) *

2.6	Amendment to Arrangement Agreement dated April 15, 2021 (Incorporated by reference from Form 8-K filed with the SEC on April 15, 2021.) *

2.7	Amendment to Arrangement Agreement dated May 2, 2021 (Incorporated by reference from Form 8-K filed with the SEC on May 4, 2021.) *

3.1	Articles of Incorporation. (Incorporated by reference from Form 10-K filed with the SEC on March 18, 2019.) *

3.2	Certificate of Amendment to Articles of Incorporation dated December 10, 2014. (Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2015.) *

3.3	Certificate of Amendment to Articles of Incorporation dated September 15, 2015. (Incorporated by reference from Form 10-Q filed with the SEC on November 12, 2015.) *

3.4	Certificate of Amendment to Articles of Incorporation dated August 18, 2017 (Incorporated by reference from Form 10-Q filed with the SEC on August 9, 2018.) *

3.5	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on October 26, 2016.) *

10.1	Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and certain other parties (Incorporated by reference from Form 8-K filed with the SEC on September 29, 2015) *

10.2	Purchase and Sale Agreement with Husky Ventures, Inc. (Incorporated by reference from Form 8-K filed with the SEC on November 12, 2015) *

10.3	Purchase Agreement with McCabe Petroleum Corporation for acquisition of “Hazel Project” (Incorporated by reference from Form 10-Q filed with the SEC on August 15, 2016) *

10.4	Agreement and Plan of Reorganization and Plan of Merger with Line Drive Energy, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.5	Purchase and Sale Agreement with Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 31, 2017) *

10.6	Agreement and Plan of Reorganization and Plan of Merger with McCabe Petroleum Corporation and Warwink Properties, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.7	Purchase Agreement with Torchlight Energy, Inc. and McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.8	Promissory Note for $3,250,000 by Torchlight Energy, Inc. to McCabe Petroleum Corporation (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.9	Assignment of Farmout Agreement between Hudspeth Oil Corporation, Founders Oil & Gas, LLC and Wolfbone Investments, LLC (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2018) *

10.10	Underwriting Agreement, dated April 19, 2018, between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC (Incorporated by reference from Form 8-K filed with the SEC on April 19, 2018) *

10.11	Purchase & Settlement Agreement, dated July 24, 2018, between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation, Founders Oil & Gas, LLC, Founders Oil & Gas Operating, LLC, Wolfbone Investments, LLC and McCabe Petroleum. Corporation (Incorporated by reference from Form 10-Q filed with the SEC on August 9, 2018) *

10.12	16% Series C Unsecured Convertible Promissory Note (form of) dated October 17, 2018 (Incorporated by reference from Form 8-K filed with the SEC on October 18, 2018)*

10.13	Underwriting Agreement, dated January 14, 2020, between Torchlight Energy Resources, Inc. and Aegis Capital Corp. (Incorporated by reference from Form 8-K filed with the SEC on January 14, 2020) *

10.14	Conversion Agreement (form of) dated March 9, 2020 between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation and the previous holders of 16% Series C Unsecured Convertible Promissory Notes (Incorporated by reference from Form 10-K filed with the SEC on March 16, 2020) *

10.15	Underwriting Agreement, dated May 18, 2020, between Torchlight Energy Resources, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc. (Incorporated by reference from Form 8-K filed with the SEC on May 18, 2020) *

10.16	Foundation Note Amendment Agreement dated April 24, 2020 with the David A. Straz, Jr Foundation (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.17	Amendment to Foundation Note Amendment Agreement dated May 12, 2020 with David A. Straz, Jr. Foundation (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.18	Trust Note Amendment Agreement dated April 24, 2020 with The David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986 (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.19	Amendment to Trust Note Amendment Agreement dated May 12, 2020 with the David A. Straz Jr. Irrevocable Trust DTD 11/11/1986 (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.20	Amended and Restated Note dated April 24, 2020 in the amount of $4,000,000 with The David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986 (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10. 21	Amended and Restated Note dated April 24, 2020 in the amount of $4,500,000 with THE David A. Straz, Jr. Irrevocable Trust DTD 11/11/1986 (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.22	Amended and Restated Note dated April 24, 2020 in the amount of $4,000,000 with David A. Straz, Jr. Foundation (Incorporated by reference from Form 10-Q filed with the SEC on June 5, 2020)

10.23	Form of Securities Purchase Agreement, dated June 12, 2020, between Torchlight Energy Resources, Inc. and the investor (Incorporated by reference from Form 8-K filed with the SEC on June 12, 2020) *

10.24	Employment Agreement with John A. Brda dated July 15, 2020 (Incorporated by reference from Form 8-K filed with the SEC on July 16, 2020) *

10.25	Employment Agreement with Roger Wurtele dated July 15, 2020 (Incorporated by reference from Form 8-K filed with the SEC on July 16, 2020) *

10.26	Stock Option Agreement with John A. Brda dated July 15, 2020 (Incorporated by reference from Form 8-K filed with the SEC on July 16, 2020) *

10.27	Stock Option Agreement with Roger Wurtele dated July 15, 2020 (Incorporated by reference from Form 8-K filed with the SEC on July 16, 2020) *

10.28	Sales Agreement, dated July 20, 2020, between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC (Incorporated by reference from Form 8-K filed with the SEC on July 20, 2020) *

10.29	Option Agreement with Masterson Hazel Partners, LP and McCabe Petroleum Corporation dated August 13, 2020 (Incorporated by reference from Form 10-Q filed with the SEC on November 9, 2020) *

10.30	First Amendment to Option Agreement with Masterson Hazel Partners, LP and McCabe Petroleum Corporation dated September 18, 2020 (Incorporated by reference from Form 10-Q filed with the SEC on November 9, 2020) *

10.31	6% Secured Convertible Promissory Note for $1,500,000 to McCabe Petroleum Corporation dated September 18, 2020 (and Amendment to Promissory Note) (Incorporated by reference from Form 10-Q filed with the SEC on November 9, 2020) *

10.32	Letter agreement with McCabe Petroleum Corporation and MECO IV, LLC, dated November 11, 2020 (Incorporated by reference from Form 8-K filed with the SEC on November 16, 2020) *

10.33	Form of Metamaterial Voting and Support Agreement (Incorporated by reference from Form 8-K filed with the SEC on December 14, 2020.) *

10.34	6% Unsecured Convertible Promissory Note for $100,000 to Gregory McCabe, dated December 30, 2020 (Incorporated by reference from Form 8-K filed with the SEC on January 6, 2021.) *

10.35	Second Amendment to Promissory Note of McCabe Petroleum Corporation dated January 29, 2021 (Incorporated by reference from Form 8-K filed with the SEC on February 1, 2021.) *

10.36	Addendum #1 to Stock Option Agreement of John Brda dated January 29, 2021 (Incorporated by reference from Form 8-K filed with the SEC on February 1, 2021.) *

10.37	Addendum #1 to Stock Option Agreement of Roger Wurtele dated January 29, 2021 (Incorporated by reference from Form 8-K filed with the SEC on February 1, 2021.) *

10.38	Underwriting Agreement, dated February 8, 2021, between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC (Incorporated by reference from Form 8-K filed with the SEC on February 8, 2021.) *

10.39	8% Convertible Promissory Note for $10,000,000 issued by Metamaterial Inc. on February 18, 2021 (Incorporated by reference from Form 8-K filed with the SEC on February 22, 2021.) *

10.40	Amendment to Option Agreement dated April 15, 2021 (Incorporated by reference from Form 8-K filed with the SEC on April 15, 2021.) *

31.1	Certification of principal executive officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

*	Incorporated by reference from our previous filings with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Torchlight Energy Resources, Inc.

Date: May 14, 2021	/s/ John A. Brda
By: John A. Brda
Chief Executive Officer

Date: May 14, 2021	/s/ Roger Wurtele
By: Roger Wurtele
Chief Financial Officer and Principal Accounting Officer