Form 10-Q
period 2021-09-30
META MATERIALS INC.
filed 2021-11-15
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of September 30, 2021, the registrant had 281,200,905 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

	As of	As of
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$140,796,052	$1,395,683
Restricted cash	421,817	-
Grants receivable	285,063	327,868
Accounts receivable	96,848	22,833
Inventory	358,964	463,382
Prepaid expenses and other current assets	3,262,595	514,204
Assets held for sale	73,650,140	-
Due from related parties	64,708	-
Total current assets	218,936,187	2,723,970
Intangible assets, net	4,642,904	4,476,614
Property, plant and equipment, net	7,525,989	2,761,171
Operating lease right-of-use assets	4,775,130	270,581
Goodwill	218,828,518	-
Total assets	$454,708,728	$10,232,336
Liabilities and stockholders’ equity (deficit)
Current liabilities
Trade and other payables	$6,556,665	$2,940,452
Due to related party	-	245,467
Current portion of long-term debt	532,346	290,544
Current portion of deferred revenues	1,186,885	1,239,927
Current portion of deferred government assistance	842,425	779,578
Preferred stock liability	77,906,354	-
Current portion of operating lease liabilities	330,867	150,802
Asset retirement obligations	21,937	-
Unsecured convertible promissory notes	-	1,203,235
Secured convertible debentures	-	5,545,470
Total current liabilities	87,377,479	12,395,475
Deferred revenues	637,559	804,143
Deferred government assistance	38,869	146,510
Deferred tax liability	131,907	318,054
Unsecured convertible debentures	-	1,825,389
Long-term operating lease liabilities	2,423,123	119,779
Funding obligation	868,169	776,884
Long-term debt	2,698,515	2,743,504
Total liabilities	94,175,621	19,129,738
Stockholders’ equity (deficit)
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 281,200,905 shares issued and outstanding at September 30, 2021, and $Nil par value; unlimited shares authorized, 154,163,975 shares issued and outstanding at December 31, 2020	259,384	132,347
Additional paid-in capital	459,129,666	29,021,974
Accumulated other comprehensive income (loss)	7,970	(654,880)
Accumulated deficit	(98,863,913)	(37,396,843)
Total stockholders’ equity (deficit)	360,533,107	(8,897,402)
Total liabilities and stockholders’ equity (deficit)	$454,708,728	$10,232,336

Commitments and contingencies (note 21)

Subsequent events (note 22)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	(Recast - note 11) 2021	2020
Revenue:
Product sales	297,431	982	321,431	2,904
Development revenue	275,181	197,193	1,471,804	845,954
Total Revenue	572,612	198,175	1,793,235	848,858
Cost of goods sold	145,103	935	146,209	3,095
Gross Profit	427,509	197,240	1,647,026	845,763
Operating Expenses:
Selling & Marketing	427,004	196,276	1,122,469	520,804
General & Administrative	9,776,850	1,463,255	16,217,012	4,620,907
Research & Development	1,816,547	1,043,915	5,229,456	2,936,516
Total operating expenses	12,020,401	2,703,446	22,568,937	8,078,227
Other income (expense):
Interest expense, net	(215,116)	(376,776)	(1,093,833)	(893,001)
(Loss) Gain on foreign exchange, net	(440,157)	(175,514)	(770,542)	81,159
(Loss) Gain on financial instruments, net	—	(118,455)	(40,540,091)	1,167,310
Other income, net	739,260	562,443	1,673,124	974,112
Total other income (expense)	83,987	(108,302)	(40,731,342)	1,329,580
Loss before income taxes	(11,508,905)	(2,614,508)	(61,653,253)	(5,902,884)
Income tax recovery	83,657	33,304	186,183	87,651
Net loss	(11,425,248)	(2,581,204)	(61,467,070)	(5,815,233)
Other Comprehensive Income (Loss) net of tax
Foreign currency translation gain (loss)	(125,976)	167,941	(17,328)	8,693
Fair value gain (loss) on changes of own credit risk	—	(223,221)	680,178	(588,429)
Total Other Comprehensive Income (Loss)	(125,976)	(55,280)	662,850	(579,736)
Comprehensive loss	(11,551,224)	(2,636,484)	(60,804,220)	(6,394,969)
Basic and diluted loss per share (1)	(0.04)	(0.02)	(0.28)	(0.04)
Weighted average number of shares outstanding - basic and diluted (1)	280,080,786	155,913,202	216,135,190	131,557,607
(1)
Retroactively restated for the three and nine months ended September 30, 2021 and 2020 for the Torchlight RTO (“Reverse Acquisition”) and CPM RTO (“Reverse Recapitalization”) as described in Note 3

The accompanying notes are an integral part of these condensed consolidated interim financial statements

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) (1)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance, July 1, 2021 (Recast - note 11)	—	—	279,782,854	257,966	454,961,102	133,946	(87,438,665)	367,914,349
Net loss	—	—	—	—	—	—	(11,425,248)	(11,425,248)
Other comprehensive loss	—	—	—	—	—	(125,976)	—	(125,976)
Exercise of stock options	—	—	1,226,375	1,226	335,271	—	—	336,497
Exercise of warrants	—	—	43,308	43	(43)	—	—	—
Stock-based compensation	—	—	148,368	149	3,833,336	—	—	3,833,485
Balance, September 30, 2021	—	—	281,200,905	259,384	459,129,666	7,970	(98,863,913)	360,533,107
Balance, July 1, 2020	—	—	154,236,692	132,420	28,262,051	(588,335)	(29,019,613)	(1,213,477)
Net loss	—	—	—	—	—	—	(2,581,204)	(2,581,204)
Other comprehensive loss	—	—	—	—	—	(55,280)	—	(55,280)
Stock-based compensation	—	—	—	—	406,345	—	—	406,345
Balance September 30, 2020	—	—	154,236,692	132,420	28,668,396	(643,615)	(31,600,817)	(3,443,616)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance, January 1, 2021	—	—	154,163,975	132,347	29,021,974	(654,880)	(37,396,843)	(8,897,402)
Net loss	—	—	—	—	—	—	(61,467,070)	(61,467,070)
Other comprehensive income	—	—	—	—	—	662,850	—	662,850
Conversion of promissory notes	—	—	20,391,239	20,391	23,635,974	—	—	23,656,365
Conversion of secured debentures	—	—	14,155,831	14,156	22,104,626	—	—	22,118,782
Conversion of unsecured debentures	—	—	5,105,338	5,105	5,764,370	—	—	5,769,475
Conversion of long-term debt	—	—	124,716	125	221,718	—	—	221,843
Conversion of payable to related party	—	—	150,522	151	225,835	—	—	225,986
Exercise of stock options	—	—	1,640,294	1,640	448,012	—	—	449,652
Exercise of warrants	—	—	282,114	282	93,712	—	—	93,994
Exercise of broker warrants	—	—	61,331	61	16,194	—	—	16,255
Effect of reverse acquisition	—	—	82,813,994	82,814	369,548,188	—	—	369,631,002
Shares issued in lieu of operating lease liability	—	—	1,832,989	1,833	2,780,135	—	—	2,781,968
Stock-based compensation	—	—	478,562	479	5,268,928	—	—	5,269,407
Balance, September 30, 2021	—	—	281,200,905	259,384	459,129,666	7,970	(98,863,913)	360,533,107
Balance, January 1, 2020	58,153,368	58,153	53,297,568	31,480	19,896,611	(63,879)	(25,785,584)	(5,863,219)
Net loss	—	—	—	—	—	—	(5,815,233)	(5,815,233)
Other comprehensive loss	—	—	—	—	—	(579,736)	—	(579,736)
Issuance of common stock, net	—	—	2,613,321	2,613	429,795	—	—	432,408
Issuance of warrants	—	—	—	—	149,994	—	—	149,994
Issuance of broker warrants	—	—	—	—	16,144	—	—	16,144
Conversion of deferred share units	—	—	522,596	523	(523)	—	—	—
Conversion of promissory notes	—	—	17,752,163	17,752	3,921,695	—	—	3,939,447
Conversion of preferred stock	(58,153,368)	(58,153)	58,153,368	58,153	—	—	—	—
Effect of reverse recapitalization	—	—	21,599,223	21,599	3,089,235	—	—	3,110,834
Stock-based compensation	—	—	298,453	300	1,165,445	—	—	1,165,745
Balance, September 30, 2020	—	—	154,236,692	132,420	28,668,396	(643,615)	(31,600,817)	(3,443,616)

(1)
Retroactively restated from the earliest period presented for the Torchlight RTO (“Reverse acquisition”) and CPM RTO (“Reverse Recapitalization”) as described in Note 3

The accompanying notes are an integral part of these condensed consolidated interim financial statements

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30, 2021	September 30, 2020
	$	$
Cash flows from operating activities:
Net loss	(61,467,070)	(5,815,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash finance income	—	(14,002)
Non-cash interest expense	904,749	611,808
Non-cash lease expense	256,785	—
Deferred income tax	(186,183)	(87,651)
Depreciation and amortization	1,798,607	1,768,261
Unrealized foreign currency exchange loss (gain)	279,805	(146,433)
Loss (gain) on financial instruments, net	40,540,091	(1,167,310)
Change in deferred revenue	(239,057)	(380,494)
Non-cash government assistance	(508,730)	(274,632)
Loss on debt settlement	19,253	—
Stock-based compensation	855,989	1,114,814
Non-cash consulting expense	3,926,628	43,673
Changes in operating assets and liabilities	(1,764,867)	(1,556,324)
Net cash used in operating activities	(15,584,000)	(5,903,523)
Cash flows from investing activities:
Purchases of intangible assets	(838,664)	(60,716)
Purchases of property, plant and equipment	(5,552,268)	(651,651)
Proceeds from reverse takeover	146,954,733	3,072,136
Net cash provided by investing activities	140,563,801	2,359,769
Cash flows from financing activities:
Proceeds from long-term debt	1,127,151	25,783
Repayments of long-term debt	(938,496)	(190,633)
Proceeds from government grants	223,384	198,286
Proceeds from unsecured promissory notes	13,963,386	502,987
Proceeds from secured convertible debentures	—	3,630,019
Proceeds from unsecured convertible debentures	—	693,784
Proceeds from issuance of common stock and warrants, net	—	598,546
Proceeds from stock option exercises	374,652	—
Proceeds from warrant exercises	93,993	—
Proceeds from broker warrant exercises	16,255	—
Net cash provided by financing activities	14,860,325	5,458,772
Net increase in cash, cash equivalents and restricted cash	139,840,126	1,915,018
Cash, cash equivalents and restricted cash at beginning of the period	1,395,683	407,061
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(17,940)	83,582
Cash, cash equivalents and restricted cash at end of the period	141,217,869	2,405,661
Supplemental cash flow information
Accrued purchases of property, equipment and patents	799,305	225,357
Right-of-use assets obtained in exchange for lease liabilities	892,003	—
Right-of-use assets and prepaid expenses recognized in exchange for common stock	2,149,381	—
Settlement of liabilities in common stock	52,063,432	—
Interest paid on debt	64,528	114,040

The accompanying notes are an integral part of these condensed consolidated interim financial statements

META MATERIALS INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

1. Corporate information

Meta Materials Inc. (the “Company” or “META” or “Resulting Issuer”) is a smart materials and photonics company specializing in metamaterial research and products, nanofabrication, and computational electromagnetics. The Company’s registered office is located at 85 Swanson Road, Boxborough, Massachusetts 01719 and its principal executive office is located at 1 Research Drive, Halifax, Nova Scotia, Canada.

On March 5, 2020, MMI and Metamaterial Technologies Inc. (“MTI”) completed a business combination by way of a three-cornered amalgamation pursuant to which MTI amalgamated with a subsidiary of Continental Precious Minerals Inc. (“CPM”), known as Continental Precious Minerals Subco Inc. (“CPM Subco”), to become “Metacontinental Inc.” (the “CPM RTO”). The CPM RTO was completed pursuant to the terms and conditions of an amalgamation agreement dated August 16, 2019 between CPM, MTI and CPM Subco, as amended March 4, 2020. Following the completion of the RTO, Metacontinental Inc. is carrying on the business of the former MTI, as a wholly-owned subsidiary of CPM. In connection with the RTO, CPM changed its name effective March 2, 2020 from Continental Precious Minerals Inc. to Metamaterial Inc. (“MMI” or “Resulting Issuer”). The common stock of CPM was delisted from the TSX Venture Exchange on March 4, 2020 and was posted for trading on the Canadian Securities Exchange (“CSE”) on March 9, 2020 under the symbol “MMAT”.

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

On June 28, 2021, and pursuant to the completion of the Arrangement Agreement, the Company began trading on the NASDAQ under the symbol “MMAT” while MMI common stock was delisted from the Canadian Securities Exchange (“CSE”) and at the same time, Metamaterial Exchangeco Inc., a wholly-owned subsidiary of META, started trading under the symbol “MMAX” on the CSE. Certain previous shareholders of MMI elected to convert their common stock of MMI into exchangeable shares in Metamaterial Exchangeco Inc. These exchangeable shares, which can be converted into common stock of META at the option of the holder, are similar in substance to common shares of META and have been included in the determination of outstanding common shares of META.

For accounting purposes, the legal subsidiary, MMI, has been treated as the accounting acquirer and the Company, the legal parent, has been treated as the accounting acquiree. The transaction has been accounted for as a reverse acquisition in accordance with ASC 805 Business Combinations. Accordingly, these condensed consolidated interim financial statements are a continuation of MMI consolidated financial statements prior to June 28, 2021 and exclude the balance sheets, statements of operations and comprehensive loss, stockholders’ equity and statements of cash flows of Torchlight prior to June 28, 2021. See note 3 for additional information.

Impact of COVID-19 on the Company’s Business

During March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. This has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. In response, the Company’s management implemented a Work-From-Home policy for management and non-engineering employees in all of the Company’s locations for the remaining period of the year. Engineering staff continued to work on given tasks and follow strict safety guidelines. As of August 2021, the majority of the Company’s employees have returned to the workplace. Although the Company’s supply chain has slowed down, the Company is currently able to maintain inventory of long lead items and is working with its suppliers to optimize future supply orders.

COVID-19 has impacted the Company’s 2020 and 2021 sales of its metaAIR® laser glare protection eyewear product. Worldwide restrictions on travel are significantly impacting the airline industry and purchasing of metaAIR eyewear has not been the primary spending focus of airline companies emerging from the financial impacts of COVID-19, however, the Company is pursuing sales in adjacent markets such as consumer, military and law enforcement. The situation is dynamic and the ultimate duration and magnitude of the impact of COVID-19 on the economy and financial effect specific to the Company cannot be quantified or known at this time.

2. Significant accounting policies

Basis of presentation—These unaudited condensed consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s fiscal year-end is December 31.

These unaudited condensed consolidated interim financial statements do not include all of the information and notes required by US GAAP for annual financial statements. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2020 and 2019, filed with the Securities and Exchange Commission (“SEC”) on Form 8-K/A on August 17, 2021.

Functional and reporting currency—Items included in the condensed consolidated interim financial statements of each of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the ‘functional currency’). The condensed consolidated interim financial statements are presented in US Dollars, which is the Company’s reporting currency.

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

Principles of consolidation - These condensed consolidated interim financial statements include all of the accounts of Torchlight Energy Resources, Inc. and its wholly owned subsidiaries: Torchlight Energy, Inc., Torchlight Energy Operating, LLC, Hudspeth Oil Corporation, and Torchlight Hazel LLC. as well as Metamaterial Exchangeco Inc., 2798831 Ontario Inc. (“Callco”), Metamaterial Inc., Metamaterial Technologies Canada Inc., Metamaterial Technologies USA Inc., Medical Wireless Sensing Limited, Lamda Guard Inc., Lamda Lux Inc., and Lamda Solar Inc. (the “Subsidiaries”). All intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates - The preparation of the condensed consolidated interim financial statements in conformity with US GAAP requires management to make estimates and certain assumptions that affect the amounts reported in these condensed consolidated interim financial statements and accompanying notes. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the valuation of financial instruments measured at fair value, goodwill impairment, lease liabilities and right-of-use assets, and stock-based compensation.

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

Other significant accounting policies - Other than Assets held for sale and goodwill, the Company’s accounting policies have not materially changed during the nine months ended September 30, 2021 from those disclosed in the consolidated financial statements for the year ended December 31, 2020 filed in Form 8-K/A.

Recently adopted accounting pronouncements

ASU 2019-12 – Income Taxes (ACS 740)

Effective January 1, 2021, the Company adopted ASU 2019-12 on a prospective basis. The new standard was issued in December 2019 with the intent of simplifying the accounting for income taxes. The accounting update removes certain exceptions to the general principles in ASC 740 Income Taxes and provides simplification by clarifying and amending existing guidance. The adoption of this ASU did not have a material impact on the Company's condensed consolidated interim financial statements.

ASU 2020-09 – Debt (ACS 470)

In October 2020, the FASB issued ASU 2020-09, Debt- Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762 (“ASU 2020-09”). The amendments in ASU 2020-09 amend rules focused on the provision of material, relevant, and decision-useful information regarding guarantees and other credit enhancements and eliminate prescriptive requirements that have imposed unnecessary burdens and incentivized issuers of securities with guarantees and other credit enhancements to offer and sell those securities on an unregistered basis. The adopted amendments relate to the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered in Rule 3-10 of Regulation S-X, and affiliates whose securities collateralize securities registered or being registered in Rule 3-16 of Regulation S-X. The amendments in ASU 2020-09 are effective for public business entities for annual periods beginning after December 15, 2020. The Company has evaluated the provisions of ASU 2020-09 and noted no material impact on the Company's condensed consolidated interim financial statements or disclosures from the adoption of this ASU.

ASU 2020-10 – Codification improvements

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updated various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The amendments in ASU 2020-10 are effective for annual periods beginning after December 15, 2020, for public business entities. The Company adopted ASU 2020-10 on January 1, 2021 and its adoption did not have a material effect on the Company's condensed consolidated interim financial statements and related disclosures.

3. Reverse take-over transaction (Torchlight RTO)

Arrangement

As discussed in note 1, on December 14, 2020, Meta Materials Inc. and its subsidiaries, Metamaterial Exchangeco Inc. and 2798831 Ontario Inc. (“Callco”) entered into an Arrangement Agreement with Torchlight Energy Resources, Inc. to acquire all the outstanding common stock of MMI. On March 12, 2021, MMI’s annual general and special meeting was held and MMI’s securityholders approved the Arrangement and on June 11, 2021, approval was obtained from Torchlight shareholders through a special meeting.

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

Securities conversion

Pursuant to the completion of the Arrangement, each common share of MMI that was issued and outstanding immediately prior to June 28, 2021 was converted into the right to receive 1.845 newly issued shares of common stock, par value $0.001 per share of the Resulting Issuer or stock of Canco, which are exchangeable for shares of the Resulting Issuer at the election of each former MMI stockholder. In addition, all of MMI’s outstanding options, deferred share units and other securities exercisable or exchangeable for, or convertible into, and any other rights to acquire MMI Common Stock were exchanged for securities exercisable or exchangeable for, or convertible into, or other rights to acquire Resulting Issuer Common Stock. Immediately following the completion of the RTO, the former security holders of MMI owned approximately 70% of the Resulting Issuer Common Stock, accordingly, the former shareholders of MMI, as a group, retained control of the Resulting Issuer, and while Torchlight was the legal acquirer of MMI, MMI was deemed to be the acquirer for accounting purposes.

Reverse acquisition

Pursuant to ASC 805 Business combination, the transaction was accounted for as a reverse acquisition since: (i) the shareholders of MMI owned the majority of the outstanding common stock of the Company after the share exchange; (ii) a majority of the directors of the Company are also directors of MMI; and (iii) the previous officers of the Company were replaced with officers designated by MMI. The Company and MMI remain separate legal entities (with the Company as the parent of MMI). These condensed consolidated interim financial statements are those of MMI prior to June 28, 2021 and exclude the balance sheets, results of operations and comprehensive loss, statements of cash flows and stockholders’ equity of Torchlight prior to June 28, 2021.

Had the business combination occurred on January 1, 2020, the impact for the nine months ended September 30, 2021 would have been an increase to revenue by $5,977 and an increase in loss by $6,768,457 (September 30, 2020 – increase to revenue by $191,819 and an increase to loss by $7,878,064). These pro forma amounts exclude the interest and fair value impacts of the pre-existing debt owing from MMI to Torchlight. The impact of the business combination on the post-acquisition period, through to September 30, 2021, was not significant.

Measuring the Consideration Transferred

The accounting acquirer issued no consideration for the acquiree. Instead, the accounting acquiree issued its 196,968,803 common shares to the owners of the accounting acquirer. However, the acquisition-date fair value of the consideration transferred by the accounting acquirer for its interest in the accounting acquiree is based on the number of equity interests the legal subsidiary would have had to issue to give the owners of the legal parent the same percentage equity interest in the combined entity that results from the reverse acquisition. Accordingly, the consideration transferred of $436,214,719 was based on the following calculation:

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

All references to common stock, options, deferred share units, and warrants as well as per share amounts have been retroactively restated to reflect the number of shares of the legal parent (accounting acquiree) issued in the reverse acquisition.

The Company believes that information gathered to date provides a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, however the Company is waiting for additional information necessary to finalize these fair values, including updated valuations for Oil and Natural gas properties and the Preferred stock liability included as part of the consideration. Therefore, the provisional measurements of fair value set forth below are subject to change. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. During the three months ended September 30, 2021, the Company has reduced other assets by $146,761 and increased accounts payable by $1,067,791 as a result of information presented post acquisition. The Goodwill balance has increased accordingly by $1,214,552.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired on a relative fair value basis:

Amount ($)
Fair value of deemed issuance of MMI’s stock – Common Stock	82,814
Fair value of deemed issuance of MMI’s stock – Additional paid in capital	357,206,830
Fair value of Torchlight’s outstanding warrants – Additional paid in capital	2,943,370
Fair value of Torchlight’s outstanding options – Additional paid in capital	9,397,988
Total Effect on Equity	369,631,002
Effective settlement of notes payable by MMI to Torchlight [1]	(11,322,637)
Preferred stock liability [2]	77,906,354
436,214,719
Net assets (liabilities) of Torchlight:
Cash and cash equivalents	146,954,733
Other assets	354,662
Oil and natural gas properties [2]	72,797,392
Accounts payable	(2,698,650)
Other liabilities	(21,937)
Goodwill [3]	218,828,519
436,214,719

1 Notes receivable/Payable

Notes receivable or payable represent unsecured promissory notes previously issued by MMI to Torchlight between September 20, 2020 to February 18, 2021 for proceeds of $11,000,000 plus interest. These notes have been eliminated upon acquisition and subsequent consolidation. (note 7)

2 Oil and natural gas properties and preferred stock liability

On June 11, 2021, Torchlight’s stockholders approved an amendment to its Articles of Incorporation to increase the authorized number of shares of Torchlight’s preferred stock, par value $0.001 per share (“Preferred Stock”), from 10,000,000 shares to 200,000,000 shares. In addition, Torchlight’s Board of Directors formally declared the Preferred Dividend and set June 24, 2021 as the Dividend Record Date.

On June 25, 2021, the Company declared a dividend, on a one-for-one basis, of shares of Series A Non-Voting Preferred Stock (the “Series A Preferred Stock”) to holders of record of Torchlight’s common stock as of June 24, 2021. This preferred stock entitles its holders to receive certain dividends based on the net proceeds of the sale of any assets that are used or held for use in the Company’s oil and gas exploration business (the “O&G Assets”), subject to certain holdbacks. Such asset sales must occur prior to the earlier of (i) December 31, 2021 or (ii) the date which is six months from the closing of the Arrangement, or such later date as may be agreed between the Company and the individual appointed to serve as the representative of the holders of Series A Preferred Stock (the “Sale Expiration Date”). The Series A Preferred Stock will automatically be cancelled once the entitled dividends have been paid.

Pursuant to the Arrangement, the Company has reclassified the O&G Assets as assets held for sale since: (i) Management has committed to a plan to sell the assets; (ii) The assets are available for sale in their present condition; (iii) The sale is probable and is expected to close within 1 year; and (iv) The selling price is reasonable in relation to the asset’s current fair value.

The Preferred stock liability is calculated as the estimated net proceeds from the sale the “O&G Assets” in addition to $5 million in expected costs associated with maintaining and selling the assets.

3 Goodwill

Goodwill is attributed to the difference between, the total consideration calculated above and deemed to be transferred by the accounting acquirer (MMI) and, the total net assets of the accounting acquiree (Torchlight). Based on the market value of META's Stock on June 28, 2021, this resulted in total “consideration” being transferred to Torchlight of approximately $436.2 million. Further, the net assets of Torchlight acquired by MMI has been provisionally estimated to be approximately $217.4 million. The difference between the $436 million of consideration deemed to have been transferred and the $217.4 million of net assets acquired results in goodwill of approximately $218.8 million. Torchlight is delivering a NASDAQ listed legal entity in good standing that will provide the Company with ready access to significant capital sources in the future to fund its growth plans. The acquired goodwill will continue to be assessed for impairment in future periods.

4. Related party transactions

As of September 30, 2021 and December 31, 2020, receivables due from a related party (Lamda Guard Technologies Ltd, or “LGTL”) were $64,708 and $nil, respectively. On March 16, 2021, MMI converted an amount of $290,230 owing to LGTL into 81,584 MMI common stock for a price per share of CA$4.51. The conversion price of CA$4.51 per share represented a 10% premium to the CA$4.10 closing price of MMI stock on the CSE at the close of business on March 12, 2021. MMI has recognized $225,986 in common stock in the condensed consolidated interim statements of changes in stockholders’ equity at fair value at the time of conversion and recorded the difference of $64,245 between the fair value of the common stock and the carrying value of the extinguished liability as a loss on debt settlement in the condensed consolidated interim statements of operations and comprehensive loss.

As of September 30, 2021 and December 31, 2020, related party payables were $Nil and $245,467 due to LGTL, respectively.

5. Inventory

Inventory consists of photosensitive materials, lenses, laser protection film and finished eyewear, and is comprised of the following:

	September 30, 2021		December 31, 2020
	$		$
Raw materials		271,364		378,265
Supplies		13,891		14,414
Work in process		64,905		69,381
Finished goods		8,804		1,322
Total inventory		358,964		463,382

6. Property, plant and equipment, net

Property, plant and equipment consist of the following:

	Useful life	September 30, 2021	December 31, 2020
	(years)	$	$
Computer equipment	3-5	246,854	163,856
Computer software	1	258,614	256,554
Manufacturing equipment	2-5	8,150,928	6,645,986
Office furniture	5-7	129,736	99,234
Enterprise Resource Planning software	5	210,105	210,254
Assets under construction	N/A	4,653,338	424,393
		13,649,575	7,800,277
Accumulated depreciation and impairment		(6,123,586)	(5,039,106)
		7,525,989	2,761,171

Depreciation expense was $379,824 and $372,726 for the three months ended September 30, 2021 and 2020, respectively, and $1,103,651 and $1,184,772 for the nine months ended September 30, 2021 and 2020, respectively.

Property, plant and equipment is pledged as security under a General Security Agreement (a “GSA”) signed in favor of the Royal Bank of Canada (“RBC”) on July 14, 2014, which is related to the Company’s corporate bank account and credit card and includes all property, plant and equipment and intangible assets.

7. Unsecured convertible promissory notes

	Nine months ended			Year ended
	September 30, 2021			December 31, 2020
	$			$
	Bridge loan (a)	Torchlight (b)	Total	Bridge loan (a)	Torchlight (b)	Total
Beginning balance	538,020	665,215	1,203,235	—	—	—
Issued	3,963,386	10,000,000	13,963,386	378,042	1,000,000	1,378,042
Interest accrued	17,804	329,965	347,769	2,698	12,701	15,399
Fair value loss (gain)	19,163,417	333,947	19,497,364	139,609	(354,839)	(215,230)
Unrealized fair value loss (gain) due to own credit risk	—	(5,554)	(5,554)	—	14,132	14,132
Unrealized foreign currency exchange gain	—	(258,480)	(258,480)	—	(23,849)	(23,849)
Foreign currency translation adjustment	(26,262)	257,544	231,282	17,671	17,070	34,741
Conversion to common stock	(23,656,365)	—	(23,656,365)	—	—	—
Elimination pursuant to Torchlight RTO (note 3)	—	(11,322,637)	(11,322,637)	—	—	—
Ending balance	—	—	—	538,020	665,215	1,203,235

a) In November 2020, MMI entered into a commitment letter (the “Commitment Letter”) with a shareholder, pursuant to which the shareholder will provide up to CA$5,500,000 in debt financing (the “Bridge Loan”) to fund MMI’s continued operations while MMI worked toward completion of the Proposed Transaction with Torchlight. Pursuant to the Commitment Letter, MMI was able to draw up to CA$500,000 monthly beginning in November 2020. The Bridge Loan bore interest at the rate of 8% per annum, payable monthly in arrears. The principal amount and any accrued but unpaid interest was due and payable on the 10th business day after the closing of the Proposed Transaction, or on November 29, 2022, if the Transaction did not close before that date. At the option of the holder, the Bridge Loan, or any portion of the Bridge Loan and accrued but unpaid interest was convertible into MMI Common Stock at a conversion price of CA$0.50 per share, subject to customary adjustments. MMI had the option to repay the Bridge Loan in whole or in part, without penalty, at any time on or after March 28, 2021.

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

b) On September 15, 2020, MMI entered into a non-binding Letter of Intent (the “LOI”) with Torchlight pursuant to which Torchlight loaned MMI three unsecured convertible promissory notes totaling $11,000,000. These Unsecured Convertible Promissory Note bore interest at 8% annually, with principal and interest due and payable on the maturity date. If MMI and Torchlight had not entered into a Definitive Agreement, or the Definitive Agreement were terminated, then the Unsecured Convertible Promissory Notes and all accrued and unpaid interest were convertible at the option of the holder into common stock of the Company at the conversion prices set out below. The Company had the option to repay all or part of the Unsecured Convertible Promissory Notes, plus any accrued and unpaid interest, without penalty on or after 120 days from the note issuance date.

	Tranche 1	Tranche 2	Tranche 3
Face value of notes issued	$500,000	$500,000	$10,000,000
Issuance date	September 20, 2020	December 16, 2020	February 18, 2021
Maturity date	September 20, 2022	December 16, 2022	February 18, 2022
Interest rate	8%	8%	8%
Conversion price	CA$0.35	CA$0.62	CA$2.80

The conversion option was a foreign currency embedded derivative as the note was denominated in USD and the conversion price was in Canadian dollars. MMI elected to measure the financial instrument at fair value. MMI subsequently remeasured the instrument on March 31, 2021 and recorded fair value gain of $197,527, of which $5,554 was a gain recorded in other comprehensive income relating to instrument specific credit risk and $191,973 was a gain recorded in the statements of operations.

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

8. Secured convertible debentures

	Nine months ended	Year ended
	September 30, 2021	December 31, 2020
	$	$
Beginning balance	5,545,470	—
Issued	—	3,630,019
Interest accrued	121,860	508,757
Interest paid	(64,528)	(285,154)
Fair value loss	16,408,482	511,699
Fair value loss—own credit	—	865,280
Foreign currency translation adjustment	107,498	314,869
Conversion to common stock	(22,118,782)	—
Ending balance	—	5,545,470

On April 3, 2020, MMI issued CA$5,000,000 in Secured Debentures to BDC Capital Inc.(“BDC”), a wholly owned subsidiary of the Business Development Bank of Canada. The Secured Debentures mature on October 31, 2024, and bear interest at a rate of 10.0% per annum, payable monthly in cash. In addition to the cash interest, the Secured Debentures accrued a non-compounding payment in kind (“PIK”) of 8% per annum. The PIK may be reduced by up to 3% (reduced to as low as 5% per annum) upon meeting certain conditions. BDC may elect to have the PIK paid in cash.

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

MMI elected to measure the financial instrument at fair value. MMI subsequently remeasured the instrument on December 31, 2020 and recorded a fair value loss of $1,376,979, of which $511,699 was recorded in other comprehensive income relating to instrument specific credit risk and $865,280 was recorded in the statements of operations.

The secured debentures were subject to a covenant clause, whereby MMI is required to maintain a working capital ratio of no less than 3:1. Working capital ratio excluded deferred revenue and deferred government assistance from current liabilities. MMI did not fulfil the ratio as required in the contract and consequently, the secured debentures were reclassified as a current liability as at December 31, 2020.

On March 3, 2021, MMI forced the conversion of the Secured Debentures pursuant to the terms of the agreement with BDC. The total debentures balance of $3,910,954 was converted at CA$0.70 per share into 14,155,831 common shares. MMI remeasured the liability as of the conversion date and recognized a non-cash realized fair value loss of $16,408,482 and the full amount of $22,118,782 was reclassified into the condensed consolidated interim statements of changes in stockholders’ equity. All security interests held by BDC on assets of MMI were immediately discharged.

In addition, the accumulated losses in OCI of $511,699 were recycled to the statements of operations and comprehensive loss.

9. Unsecured convertible debentures

Unsecured convertible debentures (the “Unsecured Debentures”) consist of the following:

	Nine months ended	Year ended
	September 30, 2021	December 31, 2020
	$	$
Beginning balance	1,825,389	585,267
Issued	—	693,784
Interest accrued	23,660	147,304
Fair value loss	3,914,931	189,708
Fair value loss due to own credit risk	—	154,347
Foreign currency translation adjustment	5,495	54,979
Conversion to common stock	(5,769,475)	—
Ending balance	—	1,825,389

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

The Unsecured Debentures bear interest at a fixed rate of 1% per month, compounding monthly and have a maturity date of April 30, 2025. Each Unsecured Debenture is convertible at the option of the holder into MMI common stock at a price of CA$0.70 per share. Following completion of the RTO, MMI may elect to repay the outstanding amounts owing under the Unsecured Debentures in cash or in stock at a conversion price of CA$0.70 upon meeting certain conditions or the holder can convert the Unsecured Debentures at CA$0.70 or the Unsecured Debentures can be converted at maturity at the greater of 80% of the 10 day volume-weighted average price of the Resulting Issuer’s common stock or the closing price on the preceding trading day less the maximum permitted discount by the exchange.

MMI elected to measure the financial instrument at fair value. MMI subsequently remeasured the instrument on December 31, 2020 and recorded a fair value loss of $344,055, of which $154,347 was recorded in other comprehensive income relating to instrument specific credit risk and $189,708 was recorded in the statements of operations.

On February 16, 2021, MMI converted $1,439,103 of principal and accrued interest of Unsecured Debentures at CA$0.70 per share into 5,105,338 common shares in accordance with the terms of their debt instruments. MMI has remeasured the liability as of the conversion date and recognized a non-cash realized fair value loss of $3,914,931 and the full amount of $5,769,475 was reclassified into the condensed consolidated interim statements of changes in stockholders’ equity.

In addition, the accumulated losses in OCI of $154,347 were recycled to the statements of operations.

10. Long-term debt

	September 30, 2021	December 31, 2020
	$	$
ACOA Business Development Program (“BDP”) 2012 interest-free loan[1] with a maximum contribution of CA$500,000, repayable in monthly repayments commencing October 1, 2015 of CA$5,952 until June 1, 2023. Loan repayments were temporarily paused effective April 1, 2020 until January 1, 2021 as a result of the COVID-19 outbreak. As at September 30, 2021, the amount drawn down on the loan, net of repayments, is CA$125,000 (2020 - CA$178,571).	92,606	129,384
ACOA Atlantic Innovation Fund (“AIF”) 2015 interest-free loan[1,2] with a maximum contribution of CA$3,000,000. Annual repayments, commencing June 1, 2021, are calculated as a percentage of gross revenue for the preceding fiscal year, at Nil when gross revenues are less than CA$1,000,000, 5% when gross revenues are less than CA$10,000,000 and greater than CA$1,000,000, and CA$500,000 plus 1% of gross revenues when gross revenues are greater than CA$10,000,000. As at September 30, 2021, the amount drawn down on the loan is CA$3,000,000 (2020 - CA$3,000,000).	1,649,461	1,458,954
ACOA BDP 2018 interest-free loan[1,3] with a maximum contribution of CA$3,000,000, repayable in monthly repayments commencing June 1, 2021 of CA$31,250 until May 1, 2029. As at September 30, 2021, the amount drawn down on the loan, net of repayments, is CA$2,875,000 (2020 - CA$3,000,000).	1,336,370	1,285,307
ACOA BDP 2019 interest-free loan1 with a maximum contribution of CA$100,000, repayable in monthly repayments commencing June 1, 2021 of CA$1,400 until May 1, 2027. As at September 30, 2021, the amount drawn down on the loan, net of repayments, is CA$94,444 (2020 - CA$62,165).	42,888	30,138
ACOA Regional Relief and Recovery Fund (“RRRF”) 2020 interest-free loan with a maximum contribution of CA$390,000, repayable on monthly repayments commencing April 1, 2023 of CA$11,000 until April 1, 2026. As at September 30, 2021, the amount drawn down on the loan is CA$390,000 (2020 - $Nil).	109,536	—
CAIXA Capital loan bearing interest at 6-month EURIBOR rate plus 4% interest spread. The loan principal and interest are fully repayable on January 15, 2025. On March 12, 2021, the principal loan balance with outstanding interest totaling $209,506 (EUR 171,080) was converted into MMI common stock at $3.87 per share[4]. Pursuant to the conversion, CAIXA Capital was issued 67,597 MMI common shares.	—	130,265
	3,230,861	3,034,048
Less: current portion	532,346	290,544
	2,698,515	2,743,504

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

3 A portion of the ACOA BDP 2018 loan was used to finance the acquisition and construction of manufacturing equipment resulting in $425,872 was recorded as deferred government assistance, which is being amortized over the useful life of the associated equipment. The Company recorded the amortization expense for the nine months ended September 30, 2021 of $107,538 (nine months ended September 30, 2020—$100,968) as government assistance in the condensed consolidated interim statements of operations and comprehensive loss.

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

11. Capital stock

Common stock

Authorized: 1,000,000,000 common shares, $0.001 par value.

All references to numbers of common shares and amounts in the condensed consolidated interim statements of changes in stockholder’s equity and in the notes to the condensed consolidated interim financial statements have been retroactively restated to reflect as if the Torchlight RTO had taken place as of the beginning of the earliest period presented. The numbers of common shares issued pre-CPM RTO have been multiplied by the 2.75 CPM conversion ratio and the 1.845 Torchlight conversion ratio while the numbers of common shares issued post-CPM RTO have been multiplied by the 1.845 Torchlight conversion ratio. In addition, the amounts of common shares issued pre-CPM RTO were calculated by multiplying the number of shares by 0.001, the 2.75 CPM conversion ratio and the 1.845 Torchlight conversion ratio and the difference was recognized in additional paid in capital while the amounts of common shares issued post-CPM RTO were calculated by multiplying the number of shares by 0.001 and the 1.845 Torchlight conversion ratio and the difference were recognized in additional paid in capital.

During the nine months ended September 30, 2021, the Company converted unsecured convertible promissory notes of $23,656,365, secured convertible debentures of $22,118,782, and unsecured convertible debentures of $5,769,475 into common stock. The Company remeasured the financial liabilities at fair value as of respective conversion dates and recognized a non-cash realized loss of $39,486,830. The Company subsequently reclassified the remeasured liabilities into equity and recognized $39,652 in common stock and $51,504,970 in additional paid in capital. The number of shares issued was calculated as the total outstanding principal and interest of each liability divided by the conversion price stated in each respective instrument’s agreement.

During the nine months ended September 30, 2021, the Company converted long-term debt of $133,080 and due to related party of $295,419 into common stock. The Company recorded the common stock issued at fair value using the Company’s share price at the time of conversion. The Company recognized $276 in common stock and $447,553 in additional paid in capital. The resulting net loss calculated as the difference between the fair value of common stock and the carrying value of the liabilities of $19,330 was recorded in other income in the condensed consolidated interim statements of operations and comprehensive loss. The number of shares issued was calculated as the total outstanding principal and interest of each liability multiplied by the agreed upon conversion price.

During the nine months ended September 30, 2021, the Company issued 286,292 common shares at CA$0.58 per share as compensation in exchange for a fairness opinion obtained with respect to the Torchlight RTO. The company paid CA $90,000 in cash in 2020 and agreed to settle the remaining CA $90,000 in common stock. The Company recognized the share-based payment in trade and other payables in 2020 until the shares were issued in 2021.

During the nine months ended September 30, 2021, the Company issued 148,368 common shares at $3.37 per share to a service provider. The total amount of $500,000 was recorded as prepaid expenses and is being amortized over the period of service.

During the nine months ended September 30, 2021, and pursuant to the Torchlight acquisition, the Company recognized $369,631,002 in equity as the fair value of 82,813,994 common stock that was deemed to have been issued to Torchlight as part of the Torchlight RTO (note 3).

Warrants

Prior to completion of the CPM RTO on March 5, 2020, every two warrants had the right to purchase one MTI common share for CA$2.475 per share.

Pursuant to the completion of the RTO on March 5, 2020, MTI warrants were adjusted such that one warrant has the right to purchase one MMI Common Share for CA$0.90 per share.

On June 28, 2021 and pursuant to the completion of Torchlight RTO, each MMI warrant was converted into 1.845 META warrants and the exercise price was updated to be CA$0.49. Also, as part of the Torchlight RTO, Torchlight outstanding warrants of 853,278 underwent a reverse stock split at a ratio of 2-1 resulting in warrants of 426,639 and for an amount being recorded at $2,943,370 in additional paid in capital as part of the consideration transferred.

The following table summarizes the changes in warrants of the Company:

	Nine months ended		Year ended
	September 30, 2021		December 31, 2020
	Number of		Number of
	warrants [1]	Amount [1]	warrants [1]	Amount [1]
	#	$	#	$
Balance, beginning of period	3,046,730	402,883	1,590,866	132,299
Issued	2,153,500	3,831,124	1,455,864	166,916
Adjustment to 2019 warrants	—	—	—	103,668
Exercised	(291,036)	(41,242)	—	—
Fair value of deemed issuance to Torchlight	426,639	2,943,370	—	—
Balance, end of period	5,335,833	7,136,135	3,046,730	402,883

1 All references to numbers of warrants have been retroactively restated to reflect as if Torchlight RTO had taken place as of the beginning of the earliest period presented. The numbers of warrants issued pre-CPM RTO have been divided by 2, multiplied by the 2.75 CPM conversion ratio and the 1.845 Torchlight conversion ratio. There were no warrants issued post CPM RTO except for Torchlight warrants.

During the three and nine months ended September 30, 2021, the Company granted 1,153,500 and 2,153,500 five-year warrants (three and nine months ended September 30, 2020 - Nil and 1,455,864) respectively, to purchase common stock to external consultants.

The fair value of the 1,153,500 warrants issued during the three months ended September 30, 2021 was estimated to be $3,129,208 using the Black-Scholes option pricing model. The total amount has been recorded in General & Administrative expense in the condensed consolidated interim statements of operations and comprehensive loss.

The fair value of the 1,000,000 warrants issued during the nine months ended September 30, 2021 (see section below titled ‘correction of prior period immaterial errors’) was estimated to be $701,910 using the Monte Carlo Simulation model. The total amount has been recorded in General & Administrative expense in the condensed consolidated interim statements of operations and comprehensive loss.

Correction of prior period immaterial error

During Q3 2021, the Company determined that an error had been made in the prior period condensed consolidated interim financial statements for the period ended June 30, 2021. Previously granted warrants issued by the Company to an external consultant should have resulted in an expense being recorded by the Company (with the corresponding offset being recorded to Additional Paid-in Capital) in the amount of $701,910 in the condensed consolidated interim financial statements for the three and six months ended June 30, 2021.

The Company has concluded that the error is immaterial to the previously issued condensed consolidated interim financial statements for the three and six months ended June 30, 2021, and has disclosed below the impact of the error to associated financial statement captions:

•
General & Administrative expense should have been $3,847,278 and $6,440,162 for the three and six months ended June 30, 2021 (previously reported as $3,145,368 and $5,738,252 respectively);
•
Net loss should have been $5,883,303 and $50,041,822 for the three and six months ended June 30, 2021 (previously reported as $5,181,393 and $49,339,912 respectively); and
•
Additional Paid-in Capital should have been $454,961,102 (previously reported as $454,259,192).

The error will also be retrospectively revised in the comparative amount for the condensed consolidated interim financial statements for the three and six month period ending June 30, 2022, when filed.

Broker warrants

Prior to completion of the CPM RTO on March 5, 2020, every MTI broker warrant had the right to purchase one MTI common share for CA$1.70 per share.

Pursuant to the completion of the RTO on March 5, 2020, each MTI broker warrant was converted into 1.845 MMI warrants, and the exercise price was updated to be CA$0.62.

On June 28, 2021, and pursuant to the completion of the Torchlight RTO, each MMI warrant was converted into 1.845 META warrants and the exercise price was updated to be CA$0.34.

The following table summarizes the changes in broker warrants of the Company:

	Nine months ended		Year ended
	September 30, 2021		December 31, 2020
	Number of		Number of
	warrants [1]	Amount [1]	warrants [1]	Amount [1]
	#	$	#	$
Balance, beginning of period	97,542	16,144	—	—
Issued	—	—	97,542	16,144
Exercised	(61,331)	(10,892)	—	—
Balance, end of period	36,211	5,252	97,542	16,144

1 All references to numbers of broker warrants have been retroactively restated to reflect the number of stock of the legal parent (accounting acquiree) issuable following the reverse acquisition. The numbers of broker warrants issued pre-CPM RTO have been multiplied by the 2.75 CPM conversion ratio and the 1.845 Torchlight conversion ratio. There were no broker warrants issued post CPM RTO.

The fair value of warrants and broker warrants that were issued and estimated using the Black-Scholes option pricing model have the following inputs and assumptions:

	Nine months ended	Year ended
	September 30, 2021	December 31, 2020
Risk free interest rate	0.45% - 0.98%	0.80% - 1.43%
Expected volatility	92%	134%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%
Common stock price	5.31	1.70
Exercise price per common stock	$0.85 - $4.50	$1.70 - $2.475
Expected term of warrants	2.20 - 5 years	2 years

The fair value of warrants that were issued and estimated using the Monte Carlo Simulation have the following inputs and assumptions:

Nine months ended
September 30, 2021
Risk free interest rate	0.42%
Weighted average expected volatility	80%
Expected term of warrants	5 years

12. Stock-based payments

DSU Plan

Each share option is convertible at the option of the holder into one common share of the Company.

On March 28, 2013, the Company implemented a Deferred Stock Unit (DSU) Plan for its directors, employees and officers. Directors, employees and officers are granted DSUs of the Company with immediate vesting as a form of compensation. Each unit is convertible at the option of the holder into one common share of the Company. Eligible individuals are entitled to receive all DSUs (including dividends and other adjustments) no later than December 1st of the first calendar year commencing after the time of termination of their services.

On March 5, 2020 and pursuant to the CPM RTO, each MTI DSU was converted into 2.75 MMI DSUs.

On June 28, 2021 and pursuant to the Torchlight RTO, each MMI DSU was converted into 1.845 META DSUs.

The following table summarizes the change in outstanding DSUs of the Company:

	Nine months ended	Year ended
	September 30, 2021	December 31, 2020
	# [1]	# [1]
Outstanding, beginning of period	3,455,224	3,977,820
Converted into common stock	—	(522,596)
Outstanding, end of period	3,455,224	3,455,224

Information concerning units outstanding is as follows:

	September 30, 2021	December 31, 2020
Issue price	Number of units # [1]	Number of units # [1]
CA$0.27	3,348,675	3,348,675
CA$0.51	106,549	106,549
	3,455,224	3,455,224

1 All references to numbers of DSUs have been retroactively restated to reflect as if the Torchlight RTO had taken place as of the beginning of the earliest period presented. The numbers of DSUs issued pre-CPM RTO have been multiplied by the 2.75 CPM conversion ratio and the 1.845 Torchlight conversion ratio. There were no DSUs issued post-CPM RTO.

Employee Stock Option Plan

Each stock option is convertible at the option of the holder into one common share of the Company.

The Company has an Employee Stock Option Plan [the “Plan”] for directors, officers, and employees. Unless otherwise determined by the Board of Directors, 25% of the options shall vest and become exercisable on the first anniversary of the grant date and 75% of the options issuable under the Plan shall vest and become exercisable in equal monthly installments over the three-year period commencing immediately after the first anniversary of the grant date. The option exercise price will not be less than the fair market value of a share on the grant date, as determined by the Board of Directors, taking into account any considerations which it determines to be appropriate at the relevant time. The exercise price of the stock options is equal to the market price of the underlying stock on the date of the grant. The contractual term of the stock options is 10 years and there are no cash settlement alternatives for the employees.

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

During the nine months ended September 30, 2021, the Company’s existing MMI options were converted at a ratio of 1.845 META options for each MMI option pursuant to the Torchlight RTO. Also, as part of the Torchlight RTO, Torchlight outstanding options of 3,000,000 underwent a reverse stock split at a ratio of 2-1 resulting in outstanding options of 1,500,000 and an amount of $9,397,988 was recorded in additional paid in capital as part of the consideration transferred.

Total stock-based compensation expense included in the condensed consolidated interim statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Selling & Marketing	5,976	15,616	26,935	53,267
General & Administrative	93,453	266,338	434,135	729,688
Research & Development	101,347	112,913	383,489	261,508
	200,776	394,867	844,559	1,044,463

The following table summarizes the change in outstanding stock options of the Company:

	Weighted	Nine months	Weighted	Year
	average	ended	average	ended
	exercise price per	September 30, 2021	exercise price per	December 31, 2020
	stock option $	Number of options # 1	stock option $	Number of options # 1
Outstanding, beginning of period	CA$0.33	24,477,507	CA$0.33	14,502,303
Issued to CPM executives and directors pursuant to CPM RTO		—	CA$0.19	1,291,500
Granted		—	CA$0.34	13,402,080
Exercised	CA$0.34	(1,340,292)		—
Forfeited	CA$0.34	(65,201)	CA$0.34	(2,627,510)
Expired		—	CA$0.27	(2,090,866)
Fair value of deemed issuance to Torchlight	US$1.75	1,500,000		—
Outstanding, end of period	CA$0.44	24,572,014	CA$0.33	24,477,507

Below is a summary of the outstanding options as at September 30, 2021:

Exercise price $	Number outstanding # [1]	Number exercisable # [1]
CA$0.34	22,194,902	12,951,468
CA$0.15	558,112	558,113
CA$0.19	369,000	369,000
US$2.00	1,125,000	1,125,000
US$1.00	325,000	325,000
	24,572,014	15,328,581

Below is a summary of the outstanding options as at December 31, 2020:

Exercise price $	Number outstanding # [1]	Number exercisable # [1]
CA$0.34	23,550,394	9,636,758
CA$0.15	558,113	558,113
CA$0.19	369,000	369,000
	24,477,507	10,563,871

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

The weighted average remaining contractual life for the stock options outstanding as at September 30, 2021 was 7.65 (December 31, 2020 – 8.36) years. There were 1,500,000 and 13,402,080 stock options granted with a weighted-average grant date fair value of $6.27 and $0.39 per share respectively during the nine months ended September 30, 2021 and the year ended December 31, 2020.

The fair value of options granted was estimated at the grant date using the following weighted-average assumptions:

	Nine months ended	Year ended
	September 30, 2021	December 31, 2020
Dividend yield [%]	—	—
Volatility	84%	52%-134%
Risk-free interest rate	0.73%	0.73%
Expected term (in years)	1 year	7.48 years

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

The Company’s effective tax rate for the three and nine months ended September 30, 2021 and 2020 differs from the statutory rates due to valuation allowance as well as different domestic and foreign statutory tax rates.

The Company recorded the following deferred tax recovery for the three and nine months ended September 30, 2021 and 2020 as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Deferred tax recovery	83,657	33,304	186,183	87,651

The Company has not yet been able to establish profitability or other sufficient significant positive evidence, to conclude that its deferred tax assets are more likely than not to be realized. Therefore, the Company continues to maintain a valuation allowance against its deferred tax assets.

14. Net loss per share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss	(11,425,248)	(2,581,204)	(61,467,070)	(5,815,233)
Denominator:
Weighted-average shares, basic	280,080,786	155,913,202	216,135,190	131,557,607
Weighted-average shares, diluted	280,080,786	155,913,202	216,135,190	131,557,607
Net loss per share
Basic	(0.04)	(0.02)	(0.28)	(0.04)
Diluted	(0.04)	(0.02)	(0.28)	(0.04)

The following potentially dilutive shares were not included in the calculation of diluted shares above as the effect would have been anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Convertible debt	-	10,423,477	-	10,423,477
Options	24,572,014	19,885,297	24,572,014	19,885,297
Warrants	5,372,044	3,144,272	5,372,044	3,144,272
DSUs	3,455,224	3,455,224	3,455,224	3,455,224
	33,399,282	36,908,270	33,399,282	36,908,270

15. Additional cash flow information

The net changes in non-cash working capital balances related to operations consist of the following:

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
	$	$
Grants receivable	38,544	(185,606)
Inventory	103,831	(129,407)
Other receivables	(73,436)	25,583
Prepaid expenses	(1,342,530)	(73,946)
Other current assets	(598,307)	118,626
Trade payables	(258,128)	(1,302,225)
Due from (to) related party	(24,889)	(9,349)
Operating lease Right-of-use Asset	408,430	-
Operating lease liabilities	(18,382)	-
	(1,764,867)	(1,556,324)

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

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

	September 30, 2021		December 31, 2020
	Carrying value	Fair value	Carrying value	Fair value
Financial liability	$	$	$	$
Funding obligation	868,169	617,264	776,884	571,839
Operating lease liabilities	2,753,990	1,605,511	270,581	270,641
Long-term debt	3,230,861	2,404,297	3,034,048	2,734,931

17. Revenue

Revenue is disaggregated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Product sales	297,431	982	321,431	2,904
Contract revenue [1]	275,181	158,096	1,229,648	464,234
Other development revenue	—	39,097	242,156	381,720
Development revenue	275,181	197,193	1,471,804	845,954
	572,612	198,175	1,793,235	848,858

1 Contract revenue represents previously recorded deferred revenue that was recognized as revenue after satisfaction of performance obligations either through passage of time or after completion of specific performance milestones. Refer to note 18 for outstanding contracts.

18. Deferred revenue

Deferred revenue consists of the following:

	September 30, 2021	December 31, 2020
	$	$
Covestro - Cooperation Framework	272,288	—
Satair A/S-exclusive rights	739,568	815,310
Satair A/S-advance against PO	488,502	488,847
LM Aero-MetaSOLAR commercialization	230,600	646,135
US Deferred Revenue	75,000	75,000
Innovate UK-R&D tax credit	18,486	18,778
	1,824,444	2,044,070
Less current portion	1,186,885	1,239,927
	637,559	804,143

19. (Loss) Gain on financial instruments, net

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Loss on secured convertible promissory notes	—	—	—	(5,235)
Loss on unsecured convertible promissory notes – Bridge loan	—	—	(19,163,417)	—
Gain (Loss) on unsecured convertible promissory notes – Torchlight notes	—	8,284	(343,197)	8,284
Gain (Loss) on secured convertible debentures	—	(96,931)	(16,957,029)	685,792
Gain (Loss) on unsecured convertible debentures	—	(29,808)	(4,076,448)	478,469
	—	(118,455)	(40,540,091)	1,167,310

20. Leases

On August 31, 2020, MMI signed a ten-year lease with a lessor in Halifax, Canada, commencing January 1, 2021, for an approximately 53,000 square foot facility, which will host the Company’s holography and lithography R&D labs and manufacturing operations. Commencing in September 2021, the Company was to pay monthly basic rent of CA$28,708 and additional rent for its proportionate share of operating costs and property taxes of CA$24,910 per month, subject to periodic adjustments. In conjunction with signing the lease, the Company entered into a loan agreement with the lessor in the amount of CA$500,000 to fund leasehold improvements.

The Company has accounted for the lease as an operating lease and recorded a right-of-use (“ROU”) asset in the amount of $1,021,499. The ROU asset is being amortized over the remaining lease term in an amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability.

On June 9, 2021, MMI signed a lease amendment with the landlord to expand the leased space of the facility by approximately 15,000 square feet, reduce the annual rent for the 10-year term of the lease and obtain from the landlord CA$500,000 in cash to fund ongoing tenant improvements. In exchange, the landlord received 993,490 MMI common shares valued at CA$3.40 per share.

The Lease Amendment was accounted for as a lease modification. As such, the operating lease liability was remeasured and the difference was recorded in ROU assets.

On June 3, 2021, MMI signed a lease amendment with its lessor in Pleasanton, California to expand the leased space of the facility in the United States to include additional office space of 5,475 square feet, commencing from June 2021 onwards. Alongside this lease amendment, the durations of all of the leased spaces were also extended until August 31, 2024. The Lease Amendment was accounted for as a lease modification. As such, the operating lease liability was remeasured and the difference was recorded in ROU assets. These amendments required the Company to derecognize the existing right-of-use asset and operating lease liability, and recognize a new right-of-use asset and an operating lease liability commencing from June 2021.

These amendments required the Company to derecognize the existing right-of-use asset and operating lease liability, and recognize a new right-of-use asset and an operating lease liability commencing from June 2021.

The Company has one other noncancellable operating lease in the United States and United Kingdom.

On September 16, 2021, the Company signed an agreement to extend the lease term of its existing leased premises at Pleasanton, California, from September 1, 2024 to September 30, 2026. In addition, the Company also signed an agreement to lease an additional 8,904 square feet space at the same property to have a total leased area at Pleasanton of 19,506 square feet. The new lease commenced on October 1, 2021 and has the same expiry date as above. The lease amendment was accounted for as a lease modification. As such, the operating lease liability was remeasured and the difference was recorded in ROU asset as of September 30, 2021.

On September 17, 2021, the Company entered into an lease agreement with Boxer Property Management Corp. to lease a space of 4,414 square feet at 85 Swanson Road, Boxborough, MA with a term of two years commencing on October 1, 2021. The Company recognized a ROU asset and a liability of $132,780 as of September 30, 2021.

Total operating lease expense included in the condensed consolidated interim statements of operations and comprehensive loss is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease expense	196,547	69,455	515,084	207,808

Future minimum payments under non-cancelable operating lease obligations were as follows as of September 30, 2021:

Remainder of 2021	170,660
2022	766,674
2023	760,951
2024	741,064
2025	764,748
Thereafter	1,935,263
Total minimum lease payments	5,139,360
Less: interest	(2,385,370)
Present value of net minimum lease payments	2,753,990
Less: current portion of lease liabilities	(330,867)
Total long-term lease liabilities	2,423,123

21. Commitments and contingencies

Contractual Commitments and Purchase Obligations

a)
On January 29, 2021, the Company arranged an irrevocable standby letter of credit with Toronto Dominion Bank (“TD”) in favor of Covestro Deutschland AG (“Covestro”) for EUR 600,000 in relation to Cooperation Framework Agreement (“CFA”). In the event the Company fails to meet the performance milestones under the CFA, Covestro shall draw from the letter of credit with TD. The letter of credit was secured by restricted cash of CA$1,000,000 under a cash use agreement which has been recorded as long-term debt in the consolidated balance sheets. As of September 30, 2021, Covestro has issued certificates of reduction of $578,204 (EUR 375,000) to reduce the letter of credit after completion of certain performance milestones and an equal amount has been recorded as development revenue in the condensed consolidated interim statement of operations and comprehensive loss. As at September 30, 2021, the letter of credit has an outstanding amount of EUR 225,000.
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
c)
During 2018, the Company arranged a guarantee/standby letter of credit with RBC in favor of Satair A/S for $500,000 in relation to an advance payment received. In the event the Company fails to deliver the product as per the contract or refuse to accept the return of the product as per the buyback clause of the contract or fails to repay the advance payment in accordance with the conditions of the agreement signed with Satair on September 18, 2018, Satair shall draw from the letter of credit with RBC. Borrowings from the letter of credit with RBC are repayable on demand. The letter of credit from RBC is secured by a performance security guarantee cover issued by Export Development of Canada. Further, this guarantee/standby letter of credit expires on October 5, 2021. As at September 30, 2021, no amount has been drawn from the letter of credit with RBC.
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

22. Subsequent events

Subsequent to September 30, 2021, 136,964 stock options and 22,324 broker warrants were exercised.

On August 5, 2021, the Company announced the signing of a definitive agreement to indirectly acquire Nanotech Security Corp. (“Nanotech”). Subject to the terms and conditions of the definitive agreement, a wholly-owned subsidiary of META will purchase 100% of Nanotech’s common stock at CA$1.25 per share. In addition, Nanotech will repurchase restricted share units (“RSU”) to acquire 538,516 shares (subsequently determined to be 303,391 shares as of the transaction closing on October 5, 2021) of Nanotech common stock at a purchase price of CA$1.25 per RSU and in-the-money options to acquire 4,579,000 shares (subsequently determined to be 4,359,000 shares as of the transaction closing on October 5, 2021) of Nanotech common stock at a purchase price equal to CA$1.25 per option less the exercise price thereof. The consideration payable to securityholders under the arrangement will be payable in cash resulting in an estimated total purchase price of CA$90.8 million. The Company has completed the acquisition of Nanotech Security Corp. (“NTS”) on October 5, 2021.

Due to the timing of when the transaction closed, there remains insufficient information available to management to be able to complete the initial accounting for the business combination, and as such, the provisional purchase price allocation has not been disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (“MD&A”) of the financial condition and results of the operations of Meta Materials Inc. (“META” or the “Company”) constitutes management’s review of the factors that affected the Company’s financial and operating performance for the three and nine months ended September 30, 2021. The condensed consolidated interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020 which are contained in Form 8-K/A filed with the Securities and Exchange Commission, or the SEC, on August 12, 2021. All financial information is stated in U.S. dollars unless otherwise specified. The Company’s condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.

Further information about the Company and its operations can be obtained from the offices of the Company, from the Company’s website or on EDGAR at www.sec.gov/edgar.shtml.

This MD&A contains certain forward-looking information and forward-looking statements, as defined within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. (collectively referred to herein as “forward- looking statements”). These statements relate to future events or the Company’s future performance. All statements other than statements of historical fact are forward- looking statements. Often, but not always, forward-looking statements can be identified by the use of words such as “plans”, “expects”, “is expected”, “budget”, “scheduled”, “estimates”, “continues”, “forecasts”, “projects”, “predicts”, “intends”, “anticipates” or “believes”, or variations of, or the negatives of, such words and phrases, or statements that certain actions, events or results “may”, “could”, “would”, “should”, “might” or “will” be taken, occur or be achieved. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those anticipated in such forward-looking statements. The forward looking statements in this MD&A speak only as of the date of this MD&A or as of the date specified in such statements.

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
•
the Company’s plans with respect to its new facility; and
•
the impact of adoption of new accounting standards.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any of its future results, performance or achievements expressed or implied by forward- looking statements. All forward-looking statements herein are qualified by this cautionary statement. Accordingly, readers should not place undue reliance on forward- looking statements. The Company undertakes no obligation to update publicly or otherwise revise any forward looking statements whether as a result of new information or future events or otherwise, except as may be required by law. If the Company does update one or more forward-looking statements, no inference should be drawn that it will make additional updates with respect to those or other forward-looking statements, unless required by law.

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

OVERVIEW

Meta Materials Inc. (the “Company” or “META” or “Resulting Issuer”) is a smart materials and photonics company specializing in metamaterial research and products, nanofabrication, and computational electromagnetics. The Company’s registered office is located at 85 Swanson Road, Boxborough, Massachusetts 01719 and its principal executive office is located at 1 Research Drive, Halifax, Nova Scotia, Canada.

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

Prior to the Torchlight RTO, on March 5, 2020, Metamaterial Inc. (formerly known as Continental Precious Minerals Inc., “CPM”) and Metamaterial Technologies Inc. (“MTI”) completed a business combination by way of a three-cornered amalgamation pursuant to which MTI amalgamated with Continental Precious Minerals Subco Inc. (“CPM Subco”), a wholly owned subsidiary of CPM to become “Metacontinental Inc.” (the “RTO”). The RTO was completed pursuant to the terms and conditions of an amalgamation agreement dated August 16, 2019, between CPM, MTI and CPM Subco, as amended March 4, 2020. Following completion of the RTO, Metacontinental Inc. carried on the business of the former MTI, as a wholly-owned subsidiary of CPM and changed its name effective February 3, 2021 to “Metamaterial Technologies Canada Inc.”. In connection with the RTO, CPM changed its name effective March 2, 2020, from Continental Precious Minerals Inc. to Metamaterial Inc.. The common stock of CPM were delisted from the TSX Venture Exchange on March 4, 2020 and were posted for trading on the Canadian Securities Exchange (“CSE”) on March 9, 2020 under the symbol “MMAT”. For accounting purposes, the legal subsidiary, MTI, has been treated as the accounting acquirer and CPM, the legal parent, has been treated as the accounting acquiree. The transaction has been accounted for as a reverse recapitalization.

On August 5, 2021, the Company announced the signing of a definitive agreement to indirectly acquire Nanotech Security Corp. (“Nanotech”). Subject to the terms and conditions of the definitive agreement, a wholly-owned subsidiary of META will purchase 100% of Nanotech’s common stock at CA$1.25 per share. In addition, Nanotech will repurchase restricted share units (“RSU”) to acquire 538,516 shares of Nanotech common stock at a purchase price of CA$1.25 per RSU and in-the-money options to acquire 4,579,000 shares of Nanotech common stock at a purchase price equal to CA$1.25 per option less the exercise price thereof. The consideration payable to securityholders under the arrangement will be payable in cash resulting in an estimated total purchase price of CA$90.8 million. The Company has completed the acquisition of Nanotech Security Corp. (“NTS”) on October 5, 2021..

Impact of COVID-19 on the Company’s Business

During March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. This has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. In response, the Company’s management implemented a Work-From-Home policy for management and non-engineering employees in all of the Company’s locations for the remaining period of the year. Engineering staff continued to work on given tasks and follow strict safety guidelines. As of November 2021, the majority of the Company’s employees have returned to the workplace. Although the Company’s supply chain has slowed down, the Company is currently able to maintain inventory of long lead items and is working with its suppliers to optimize future supply orders

COVID-19 has impacted the Company’s 2020 and 2021 sales of its METAAIR® laser protection eyewear product. Worldwide restrictions on travel are significantly impacting the airline industry and purchasing of METAAIR® eyewear has not been the primary spending focus of airline companies emerging from the financial impacts of COVID-19, however, the Company is pursuing sales in adjacent markets such as consumer, military and law enforcement. The situation is dynamic and the ultimate duration and magnitude of the impact of COVID-19 on the economy and financial effect specific to the Company cannot be quantified or known at this time.

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

Over the past 20 years, techniques for producing nanostructures have matured, resulting in a wide range of ground breaking solutions that can control light and heat at very small scales. Some of the areas of advancement that have contributed to these techniques are photonic crystals, nanolithography, plasmonic phenomena and nanoparticle manipulation. From these advances, a new branch of material science has emerged – metamaterials. Metamaterials are composite structures, consisting of conventional materials such as metals and plastics, that are engineered by Company scientists to exhibit new or enhanced properties relating to reflection, refraction, diffraction, filtering, conductance and other properties that have the potential for multiple commercial applications.

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

The Company’s platform technology (holography, lithography, and medical wireless sensing) is being used to develop potentially transformative and innovative products for: aerospace and defense, automotive, energy, healthcare, consumer electronics, and data transmission. The Company has many product concepts currently in different stages of development with multiple customers in diverse market verticals. The Company’s business model is to co-develop innovative products or applications with industry leaders that add value. This approach enables the Company to understand market dynamics and ensure the relevance and need for the Company’s products.

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

META’s principal products that employ holography technology are its METAAIR® laser glare protection eyewear, METAAIR® laser protection films for law enforcement and METAOPTIXTM notch filters. META co-developed its METAAIR® laser glare protection eyewear product with Airbus S.A.S. that has been engineered to provide laser glare protection for pilots, military and law enforcement using META’s holography technology. METAAIR® is a holographic optical filter developed using nano-patterned designs that block and deflect specific colors or wavelengths of light. META launched METAAIR® with strategic and exclusive distribution partner, Satair, a wholly owned Airbus company and started producing and selling METAAIR® in April 2019. The scale-up and specification for the raw photopolymer material used to produce the eyewear was successfully finalized in late 2019 and commercialized in 2020. META launched its laser glare protection films for law enforcement use in late 2020. These films are designed to be applied to face shields and helmet visors providing the wearer with the same type of laser eye protection afforded to pilots by METAAIR® glasses while preserving peripheral vision critical to law enforcement duties. METAOPTIXTM notch filters are optical filters that selectively reject a portion of the spectrum, while transmitting all other wavelengths. They are used in applications where it is necessary to block light from a laser, as in machine vision applications and in confocal or multi-photon microscopy, laser-based fluorescence instrumentation, or other life science applications. METAOPTIXTM notch filters were commercially launched by the Company in November 2020.

META has additional products in development that utilize its proprietary holography technology. Included in the METAOPTIXTM family of products are holographic optical elements (“HOEs”). HOEs are a core component in the display of augmented reality smart glasses products, as well as (in their larger version) in Heads-Up Displays (“HUDs”), in automobiles and aircraft.

Lithography Technology

In order to meet the performance, fabrication-speed, and/or cost criteria required for many potential applications that require large area and low cost nanopatterning, the Company has developed a new nanolithography method called “Rolling Mask” lithography (registered trademark RML®), which combines the best features of photolithography, soft lithography and roll-to-plate/roll-to-roll printing capability technologies. Rolling Mask Lithography utilizes a proprietary UV light exposure method where a master pattern is provided in the form of a cylindrical mask. These master patterns are designed by the Company and over the years they have become part of a growing library of patterns, enriching the intellectual property (“IP”) of the Company. The nanostructured pattern on the mask is then rolled over a flat surface area writing a nano-pattern into the volume of a light-sensitive material (a photoresist), creating patterned grooves, metal is then evaporated and fills the patterned grooves. The excess metal is then removed by a known post- process called lift-off. The result is an invisible conductive metal mesh-patterned surface (registered trademark NANOWEB®) that can be fabricated onto any glass or plastic transparent surface in order to offer high transparency, high conductivity and low haze smart materials.

The Company’s current principal prototype product in lithography technology is its transparent conductive film, NANOWEB®. The lithography division operates out of the Company’s wholly owned U.S. subsidiary, which can produce meter-long samples of NANOWEB®, at a small volumes scale, for industry customers/partners.

There are six NANOWEB®-enabled products and applications that are currently in early stages of development including NANOWEB® for Transparent EMI Shielding, NANOWEB® for Transparent Antennas, NANOWEB® for 5G signal enhancement, NANOWEB® for Touch Screen Sensors, NANOWEB® for Solar cells and NANOWEB® for Transparent Heating to de-ice and de-fog. More details of these products and applications can be found in META’s EDGAR filings and on META’s website at www.metamaterial.com.

Throughout 2020 and 2021, the Company has been ordering and upgrading its equipment at its California facility to efficiently supply NANOWEB® samples in larger volumes. The Company has entered into a collaboration agreement with Crossover Solutions Inc. to commercialize the NANOWEB® enabled products and applications for the automotive industry and with ADI Technologies to help secure contracts with the US Department of Defense.

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

BUSINESS AND OPERATIONAL HIGHLIGHTS

The Company’s lease at Highfield Park for an approximately 53,000 square foot facility, commenced on January 1, 2021. The facility will host the Company’s holography and lithography R&D labs and manufacturing operations. The Company has spent approximately $1.8 million on leasehold improvements, of which $1.6 million was spent during the nine months ended September 30, 2021. The Company also amended this lease agreement on June 9, 2021 to expand the leased space by approximately 15,000 square feet, reduce the annual rent for the 10-year term of the lease and obtain from the landlord CA$500,000 in cash to fund ongoing tenant improvements. In exchange, the landlord received 993,490 MMI common stock at CA$3.40 per share.

In the nine months ended September 30, 2021, the Company purchased equipment for approximately $0.4 million for the Highfield Park facility as well as equipment for approximately $3.2 million for its California facility. The Company has also incurred $1.4 million in costs related to the construction of the Highfield Park facility. The Company will be incurring additional construction and equipment costs over the coming quarters.

In the nine months ended September 30, 2021, the Company has executed its agreement to acquire specialized lens casting production equipment and intellectual property, including more than 35 patents, from Interglass Technology AG (Switzerland) for $800,000. META will invest and expand its capabilities in design, development, and manufacturing of ARfusion™ products for smart eyewear.

Pursuant to the closing of the Torchlight acquisition, the Company has reclassified the Oil and Gas assets as held for sale and has hired a consultant to help determine the best path to maximize value for the Series A Preferred shareholders. Four wells must be drilled in the Orogrande project in 2021 to hold the lease for sale or spinout. Two wells are being drilled on one pad site, and the Company expects to begin drilling a second pair of wells on another site in November. The Company believes that upon completing the drilling of these four wells, the Company will be in compliance with all aspects of its lease obligations, and the CDC (Continuous Drilling Clause) with University Lands on the Orogrande project will be satisfied. The assets remain available for sale in their current condition, and the Company remains in the process of working to sell the assets.

RESULTS OF OPERATIONS

Revenue and Gross Profit

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	Change		2021	2020	Change
	$	$	$	%	$	$	$	%
Product sales	297,431	982	296,449	30188%	321,431	2,904	318,527	10969%
Development revenue	275,181	197,193	77,988	40%	1,471,804	845,954	625,850	74%
Total Revenue	572,612	198,175	374,437	189%	1,793,235	848,858	944,377	111%
Cost of goods sold	145,103	935	144,168	15419%	146,209	3,095	143,114	4624%
Gross Profit	427,509	197,240	230,269	117%	1,647,026	845,763	801,263	95%

The increase in product sales for the three months ended September 30, 2021 of $296,449 is due to an increase in revenue from development samples. Product sales include products, components, and samples sold to various customers. Although most of the company’s products remain under development, the Company started achieving revenue from development samples sold in the three months ended September 30, 2021.

The increase in development revenue for the three months ended September 30, 2021 of $77,988 is due to an increase in contract revenue of $117,085 net of reduction in other development revenue of $39,097. The increase in contract revenue is primarily due to revenue recognition of $90,763 in Q3 2021 subsequent to achieving certain milestones of the cooperation framework agreement with Covestro Deutschland AG.

The increase in development revenue for the nine months ended September 30, 2021 of $625,850 is due to an increase in contract revenue of $765,414 net of reduction in other development revenue of $139,564. The increase in contract revenue is primarily due to revenue recognition of $711,609 in YTD 2021 subsequent to achieving certain milestones of the cooperation framework agreement with Covestro Deutschland AG.

Operating expenses

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	Change		2021	2020	Change
	$	$	$	%	$	$	$	%
Operating Expenses
Selling & Marketing	427,004	196,276	230,728	118%	1,122,469	520,804	601,665	116%
General & Administrative	9,776,850	1,463,255	8,313,595	568%	16,217,012	4,620,907	11,596,105	251%
Research & Development	1,816,547	1,043,915	772,632	74%	5,229,456	2,936,516	2,292,940	78%
Total operating expenses	12,020,401	2,703,446	9,316,955	345%	22,568,937	8,078,227	14,490,710	179%

The increase in selling and marketing expenses for the three and nine months ended September 30, 2021, compared to the same period of 2020, is primarily due to:

•
increase in salaries and benefits of $139,901 and $320,572 respectively due to new hires in 2021 as part of the Company’s expansion.
•
increase in consulting fees of $25,542 and $201,320 respectively for market research and various promotional campaigns as the Company sought to list on the NASDAQ.
•
increase in trade shows and travel and entertainment for $93,648 and $125,329 respectively due to market rebound after COVID-19 and reopening of trade shows.

The increase in general and administrative expenses for the three and nine months ended September 30, 2021, compared to the same period of 2020, is primarily due to:

•
increase in legal and audit expense of $37,199 and $1,849,453 respectively mainly due to costs associated with the Torchlight RTO and NTS business combination.
•
increase in consulting fees of $4,597,322 and $4,706,051 respectively primarily due to:
o
warrants issued to consultants with an estimated fair value of $3,129,208 relating to the management and maintenance of the Oil and Gas assets.
o
advisory fees of $1,020,975 relating to the acquisition of Nanotech Security Corp.
•
increase in salaries and benefits of $1,529,186 and $1,730,462 respectively mainly due to an increase in the management level employees in 2021.
•
increase in investor related expenses of $479,745 and $1,362,160 respectively mainly due to:
o
warrants issued in Q2 2021 to consultants with an estimated fair value of $701,916 relating to investor relations. The fair value was calculated based on Monte Carlo simulation valuation technique. Refer to note 11 in Item 1. Financial Statements for more details.
o
other expenses for stock market support and investor communication.
•
increase in rent and utilities of $213,239 and $389,192 respectively due to the new lease for Highfield Park effective January 1, 2021 as well as additional storage area in Halifax.
•
decrease in stock-based payments expense of $180,869 and $354,475 respectively due to:
o
issuance of stock options in 2020 under the graded vesting attribution method which results in accelerated recognition of compensation cost.
o
change in fair value of certain warrants as a result of changing their maturity date past the CPM RTO in March 2020.
•
increase in insurance of $753,903 and $766,611 respectively due to new insurance requirements in the US as a result of the NASDAQ listing.
•
increase in IT & software and dues and subscriptions of $264,728 and $311,730 respectively due to the new subscriptions and software acquired in 2021 to facilitate the expansion of operations.

The increase in research and development expenses for the three and nine months ended September 30, 2021, compared to the same period of 2020, is primarily due to:

•
increase in salaries and benefits of $785,818 and $1,615,194 respectively due to R&D new hires in 2021 in both Halifax and California locations.
•
increase in R&D materials of $168,974 and $801,559 respectively mainly due to an inventory consumption of Covestro material of $465,718 in 2021 to be utilized in R&D as well as other R&D material purchases of $335,841 as a result of the R&D department expansion.

Other income (expense)

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	Change		2021	2020	Change
	$	$	$	%	$	$	$	%
Other income (expense):
Interest expense, net	(215,116)	(376,776)	161,660	-43%	(1,093,833)	(893,001)	(200,832)	22%
(Loss) Gain on foreign exchange, net	(440,157)	(175,514)	(264,643)	151%	(770,542)	81,159	(851,701)	-1049%
(Loss) Gain on financial instruments, net	—	(118,455)	118,455	-100%	(40,540,091)	1,167,310	(41,707,401)	-3573%
Other income, net	739,260	562,443	176,817	31%	1,673,124	974,112	699,012	72%
Total other income (expense)	83,987	(108,302)	192,289	-178%	(40,731,342)	1,329,580	(42,060,922)	-3163%

The (increase) decrease in net interest expense for the three and nine months ended September 30, 2021, compared to the same period of 2020, is primarily due to:

•
increase in non-cash interest accretion of $50,108 and $156,885 respectively due to accretion of long-term debt and funding obligation.
•
decrease in interest expense of $204,443 for the three months ended September 30, 2021 and increase of $54,943 for the nine months ended September 30, 2021 compared to the same periods in 2020 due to interest carrying promissory notes and convertible debts outstanding at December 31, 2020 of $8,574,094 and additional financing obtained during Q1 2021 of $13,963,386. All convertible promissory notes were converted into common stock in Q1 2021 except Torchlight promissory notes which were eliminated June 30, 2021, subsequent to completion of the Torchlight RTO.

The change in net loss/gain on foreign exchange for the three and nine months ended September 30, 2021, compared to the same period of 2020, is primarily driven by revaluations of intercompany balances in different currencies, mainly Canadian dollars and US dollars.

The net loss/gain on financial instruments for the three and nine months ended September 30, 2021, compared to the same period of 2020, is primarily due to the remeasurement of convertible financial liabilities of carrying value of $12,003,142 at the conversion dates and recognition of $40,340,460 non-cash realized loss in the statements of operations. This significant increase in the fair value of the convertible financial liabilities is due to the significant increase of the Company’s stock price from CA$0.66 as at December 31, 2020 to:

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

The recorded loss is a non-cash expense and had no impact on shareholder’s equity at September 30, 2021. The creditors of the Company exchanged their secured and unsecured debt for common stock of the Company at conversion prices that were established at the time the instruments were created and, at which time, represented a conversion price close to or higher than the then market price of the common stock. Had the Company been permitted to pay off the debts in cash at the time of conversion, fewer stock would have been required to be issued and a lower loss would have been recorded. However, the instruments prevented any pre-payment of the debts by the Company. The conversions had the beneficial effect of significantly reducing the Company’s liabilities and eliminating broad-based security interests in all of the Company’s assets previously held by the creditors.

The increase in net other income for the three and nine months ended September 30, 2021, compared to the same period of 2020, is primarily due to increase in government assistance due to grants received from the Canadian and United Kingdom Government of $173,984 in the three months ended September 30, 2021 and $726,840 in the nine months ended September 30, 2021.

Deferred Tax recovery

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	Change		2021	2020	Change
	$	$	$	%	$	$	$	%
Income tax recovery	83,657	33,304	50,353	151%	186,183	87,651	98,532	112%

The Company records deferred income tax liabilities only for its foreign operation in the United Kingdom. The decrease in income tax expense for the three and nine months ended September 30, 2021, compared to the same periods in 2020 was driven by an increase in accumulated losses as well as changes in foreign exchange rates.

The Company has not yet been able to establish profitability or other sufficient significant positive evidence, to conclude that its deferred tax assets are more likely than not to be realized. Therefore, the Company continues to maintain a valuation allowance against its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk that the Company will not meet its financial obligations as they become due after use of currently available cash. The Company has a planning and budgeting process to monitor operating cash requirements, including amounts projected for capital expenditures, which are adjusted as input variables change. These variables include, but are not limited to, the ability of the Company to generate revenue from current and prospective customers, general and administrative requirements of the Company and the availability of equity or debt capital and government funding. As these variables change, the Company may be required to issue equity or obtain debt financing.

At September 30, 2021, the Company had cash and cash equivalents of $140.8 million including $0.4 million in restricted cash compared to $1.4 million at December 31, 2020.

For the nine months ended September 30, 2021, the Company’s principal sources of liquidity included $147 million of cash obtained through the Torchlight RTO, $14 million in cash obtained through convertible debt, $1.8 million in cash obtained through revenue and deferred revenue, and $1.1 million in cash obtained through long-term and short-term interest-free debt. The Company’s primary uses of liquidity included salaries of $3.7 million, professional and consulting fees of $8.4 million. and R&D materials of $1.1 million.

At September 30, 2021, META had a working capital surplus of $131.6 million compared to a deficit of $9.6 million. at December 31, 2020 which represents an improvement in working capital of $141.2 million. This is primarily due to a $139.8 million increase in cash and restricted cash as a result of the Torchlight acquisition and other debt proceeds, a $2.8 million increase in prepayments mainly due to a $1.8 million increase in advance payments as a result of increased volume of purchases and an approximately $1 million increase in prepaid insurance as a result of additional insurance requirements due to the listing on NASDAQ, a net $4.3 million decrease as a result of the acquisition of Torchlight’s assets held for sale and preferred stock liability, and a $3.6 million increase in accounts payables mainly due to construction of the Highfield Park facility in Canada and an increase in equipment purchases as well as an increase in the payable amount for insurance.

META believes that its existing cash will be sufficient to meet its working capital and capital expenditure needs for the foreseeable future, even after giving consideration to the acquisition of Nanotech Security Corp. which closed on October 5, 2021 and resulted in a cash outflow of $72.1 million. However, META may need to raise additional capital to expand the commercialization of its products, fund its operations and further its research and development activities. META’s future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the capital expansion of its facilities in Halifax and California and the ongoing investments to support the growth of its business.

The following table summarizes META’s cash flows for the periods presented;

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	(15,584,000)	(5,903,523)
Net cash provided by investing activities	140,563,801	2,359,769
Net cash provided by financing activities	14,860,325	5,458,772
Net increase in cash, cash equivalents and restricted cash	139,840,126	1,915,018

Net cash used in operating activities

During the nine months ended September 30, 2021, net cash used in operating activities of $15.6 million was primarily driven by $61.5 million of net loss reported for the period, and non-cash adjustments of $47.6 million mainly due to fair value losses on financial instruments, depreciation and amortization, interest expense, stock-based compensation, and non-cash consulting expense. In addition, there was $1.8 million cash used by working capital primarily due to a $2.3 million increase in prepaid expenses and other current assets net of $0.4 million decrease in operating lease assets and liabilities.

During the nine months ended September 30, 2020, net cash used in operating activities of $5.9 million was primarily driven by $5.8 million of net loss reported for the period, and non-cash adjustments of $1.5 million related to fair value losses on financial instruments, depreciation and amortization, interest expense and stock-based compensation. In addition, there was $1.5 million cash used in working capital primarily due to a $1.3 million decrease in accounts payable and a $0.2 million increase in grants receivable.

Net cash provided by investing activities

During the nine months ended September 30, 2021, net cash provided by investing activities of $140.6 million was primarily driven by cash acquired as a result of the Torchlight acquisition of $147 million, offset by $5.5 million purchases of property plant and equipment associated with the construction of the Highfield Park Facility in Canada as well as the equipment purchases for META’s facility in California, United States and $0.8 million increase in intangibles as a result of capitalized legal cost of patents as well as patents acquired as part of the Interglass assets.

During the nine months ended September 30, 2020, net cash provided by investing activities of $2.4 million was primarily driven by proceeds from CPM acquisition of $3.1 million offset by $0.7 million equipment purchases for META’s facility in California, United States.

Net cash provided by financing activities

During the nine months ended September 30, 2021, net cash provided by financing activities of $14.9 million was primarily driven by $10 million proceeds from issuance of unsecured convertible promissory notes to Torchlight that was eliminated upon consolidation at September 30, 2021, $3.9 million proceeds from issuance of unsecured convertible promissory notes to a shareholder that was subsequently converted into common stock in Q1 2021, $1.1 million proceeds from long-term debt, and $0.5 million proceeds from options and warrants conversion offset by $0.9 million repayments of long-term debt

During the nine months ended September 30, 2020, net cash provided by financing activities of $5.5 million was primarily driven by $3.6 million proceeds from issuance of secured convertible debentures to BDC Capital that was subsequently converted into common stock in Q1 2021, $0.7 million proceeds from issuance of unsecured convertible debentures and $0.6 million proceeds from issuance of convertible promissory notes to a shareholder that were subsequently converted into common stock in Q1 2021, $0.6 million proceeds from common stock and warrants issuances offset by $0.2 million repayments of long-term debt.

Commitments and contractual obligations

For a description of our commitments and contractual obligations, please see “Note 21—Commitments and contingencies” in the Notes to the Condensed Consolidated Interim Financial Statements of this Form 10-Q.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $653,812 as of September 30, 2021. These letters of credit and bank guarantees are collateralized by $421,817 of restricted cash. Please see “Note 21—Commitments and contingencies” in the Notes to Condensed Consolidated Interim Financial Statements of this Form 10-Q. The Company does not maintain any other off-balance sheet arrangements.

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

Foreign currency risk

Foreign currency risk is the risk to earnings or capital arising from changes in foreign exchange rates. The Company has transactional currency exposures that arise from loans and receivables as well as purchases in currencies other than their functional currency such as United States Dollars, Euros and Great Britain Pounds. The Company does not enter into derivatives to hedge the exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined under Securities Exchange Act Rules 13a-15(e) and 15d- 15(e) were effective at the reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

However, as a result of the closing of the Arrangement, the Company's internal control over financial reporting may change. The Company's process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including META's, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

On April 30, 2020, The Company's wholly owned subsidiary, Hudspeth Oil Corporation, filed suit against Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies. The suit seeks the recovery of approximately $1.4 million in costs incurred as a result of a tool failure during drilling activities on the University Founders A25 #2 well that is located in the Orogrande Field. Working interest owner Wolfbone Investments, LLC, a company owned by the Company's former Chairman Gregory McCabe, is a co-plaintiff in that action. After the suit was filed, Cordax filed a mineral lien in the amount of $104,500.01 against the Orogrande Field and has sued the operator and counterclaimed against Hudspeth for breach of contract, seeking the same amount as the lien. The Company has added the manufacturer of one of the tool components that the Company contends was a cause of the tool failure. It was later discovered that Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies forfeited its charter to conduct business in the State of Texas by failing to timely pay its franchise taxes, and the Company added members of the board of directors to the case pursuant to the Texas Tax Code. It was recently disclosed that Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies is the subsidiary of a Canadian parent company, Cordax Evaluation Technologies, Inc., who has also been added to the case. The suit, Hudspeth Oil Corporation and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies, was filed in the 189th Judicial District Court of Harris County, Texas. The Company’s current Chairman of the Board filed a special appearance after being served with citation, alleging that he was a Canadian citizen with no meaningful ties to Texas. After discovery was conducted on this issue, the Company filed a nonsuit without prejudice for this Defendant, dismissing him from the case. The remaining parties are currently engaged in preliminary discovery.

On March 18, 2021, Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies filed a lawsuit in Hudspeth County, Texas seeking to foreclose its mineral lien against the Orogrande Field in the amount of $104,500.01 and recover related attorney’s fees. The foreclosure action, Datalog LWT Inc. d/b/a Cordax Evaluation Technologies v. Torchlight Energy Resources, Inc., was filed in the 205th Judicial District Court of Hudspeth County, Texas. The Company is contesting the lien in good faith and filed a Plea in Abatement on May 10, 2021, seeking a stay in the Hudspeth County lien foreclosure case pending final disposition of the related case currently pending in Harris County, Texas.

In September 2021, the Company received a subpoena from the Securities and Exchange Commission, Division of Enforcement, in a matter captioned In the Matter of Torchlight Energy Resources, Inc. The subpoena requests that the Company produces certain documents and information related to, among other things, the merger involving Torchlight Energy Resources, Inc. and Metamaterial Inc. The Company is cooperating and intends to continue to cooperate with the SEC’s investigation. The Company can offer no assurances as to the outcome of this investigation or its potential effect, if any, on the Company or its results of operation.

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

Holography Market-Aviation Industry

The Company launched its first product, a laser protection eyewear, named METAAIR®, in March 2019, with a primary focus on the aviation market. The product offers unique performance and benefits over the competition and is the only industry-approved solution to date. The Company has co-developed this product with Airbus through a strategic partnership. Airbus further extended its support by introducing the Company to Satair, an Airbus owned company, which became the global distribution partner for METAAIR® to the aviation market. Since 2016, Airbus and Satair invested a total of $2,000,000 for the product development and exclusive distribution rights. Since the launch of METAAIR® in March 2019, the Company has sold fifty units to its distributor Satair. The Company is currently in the process of increasing its marketing and sales capacity.

Despite the Company’s close collaboration with the Airbus Group, with the impact of COVID-19 there can be no assurance that the aviation market will accept the METAAIR® product at the expected market penetration rates and a slower than forecasted market acceptance may have a material adverse effect on the Holography laser protection related products and the Company’s financial position. The Company is pursuing ancillary markets outside of the Aviation Industry for its METAAIR® laser protection eyewear such as in law enforcement and defense.

Lithography Product and Market-Automotive

The Lithography related products have not yet reached the required manufacturing maturity and are expected to be launched in two to three years’ time after a successful product development completion. Despite the Company’s close collaboration with automotive partners, there can be no assurance that the automotive market will accept the NANOWEB® product at the expected market penetration rates and a slower than forecasted market acceptance may have a material adverse effect on the Lithography de-icing related products and the Company’s financial position.

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

The Company launched a new product METAAIR® in March 2019 to provide laser glare protection to pilots in the airline industry. Currently, METAAIR® is not subject to any Federal Aviation Administration regulations, however, METAAIR® may become subject to evolving regulation by governmental authorities as METAAIR® market evolves further.

Currency Fluctuations

The Company’s revenues and expenses are denominated in Canadian dollars, US dollars, and Great British Pounds, and therefore are exposed to significant currency exchange fluctuations. Recent events in the global financial markets have been coupled with increased volatility in the currency markets. Fluctuations in the exchange rate between the US dollar, the Canadian dollar and the Great British Pounds may have a material adverse effect on the Company’s business, financial condition, and operating results. The Company may, in the future, establish a program to hedge a portion of its foreign currency exposure with the objective of minimizing the impact of adverse foreign currency exchange movements. However, even if the Company develops a hedging program, there can be no assurance that it will effectively mitigate currency risks.

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

Product Liability Claims

The Company’s wireless sensing technology to enhance MRI imaging and non-invasive GLUCOWISE® monitoring is under development. The Company has performed many experiments on animals and humans and will continue to perform additional experiments as needed to continue the development of the related products.

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

Resale of Shares

There can be no assurance that an active and liquid market for the Company’s common stock will develop or be maintained and an investor may find it difficult to resell any securities of the Company. In addition, there can be no assurance that the publicly traded price of the Company’s common stock (META’s common stock) will be high enough to create a positive return for investors. Further, there can be no assurance that META’s common stock will be sufficiently liquid so as to permit investors to sell their position in META without adversely affecting the stock price. In such event, the probability of resale of META’s common stock would be diminished.

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

Meta Materials Inc.

Dated: November 15, 2021	By:	/s/ George Palikaras
George Palikaras
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2021	By:	/s/ Ken Rice
Ken Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)