Form 10-K/A
period 2021-12-31
META MATERIALS INC.
filed 2022-05-02
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

Page	1

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

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2022 was 284,812,797.

Page	2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) of Meta Materials, Inc., referred to in this report as “META,” or “the Company,” is being filed to supplement and amend various disclosures, and add exhibits that were not contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) which was filed on March 2, 2022.

In addition, the Company is filing this Amendment to provide information required in Part III of Form 10-K for the fiscal year ended December 31, 2021, because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Annual Report are hereby amended and restated in their entirety.

For amendments made to Part III, this Amendment is organized to reflect information for two periods, January 1, 2021 through June 27, 2021 (“Pre-Merger”) and June 28, 2021 through December 31, 2021 (“Post-Merger”). Effective on June 28, 2021, Metamaterial, Inc., a Canadian company, acquired Torchlight Energy Resources, Inc. via reverse-takeover (the “Merger”). After the Merger, we changed our NASDAQ ticker symbol to MMAT and our name to Meta Materials Inc. The Pre-Merger information reflects the data related to our executive officers and board of directors for the Pre-Merger period (referred to herein as Torchlight) and the Post-Merger information reflects our data after the Merger (referred to herein as META). The board of directors and executive officers of Torchlight during the pre-merger period resigned their positions on the effective date of the Merger.

As of December 31, 2021, the Company became a Large Accelerated Filer and will begin reporting as a non-Smaller Reporting Company, with full disclosure instead of scaled disclosure, in its Q1 Form 10-Q.

Page	3

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

Page	4

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

Page	5

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

Page	6

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

Page	7

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

Marketing and Sales

Page	8

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

Page	9

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

Page	10

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

Page	11

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

Page	12

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

Page	13

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

Page	14

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

Page	15

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

Insurance Coverage

Page	16

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

Page	17

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

Page	18

partners, there can be no assurance that the automotive market will accept the NANOWEB® product at the expected market penetration rates and a slower than forecasted market acceptance may have a material adverse effect on Lithography de-icing/de-fogging, transparent antenna and other related products and the Company’s financial position.

Page	19

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

Risks Related to Oil and Gas Assets Held for Sale

Series A Preferred Stock Dividends

Page	20

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

Page	21

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

Since the Closing of the Merger, META has loaned $15,000,000 to Torchlight, for use in relation to drilling activity required to maintain compliance with the lease obligations associated with the Company’s O&G Assets. This loan is collateralized by Mr. Greg McCabe’s interest in the Orogrande Project as well as by his current shares of Meta common stock. If the Company spins-out the O&G Assets, it may owe federal and/or state income taxes but will not receive any cash to pay such taxes and therefore may need to increase the debt relating to the O&G Assets at the spin-out. If the Company sells or spins-out the O&G Assets, there may be insufficient funds for us to be repaid on these debts. The O&G Assets may never be able to repay these debts to Meta and the collateral may also be insufficient.

Any of the foregoing could adversely affect the Company's financial condition and results of operations.

Page	22

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

Estimates of the Volume of Reserves and Value of Oil and Gas Assets

Estimates of reserves and of future net revenues prepared by different petroleum engineers and/or valuation firms may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. The Company's actual amounts of production, revenue, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from the estimates. Oil and gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of its future net revenues and the present value thereof are based on assumptions derived in part from historical price and cost information, which may not reflect current and future values, and/or other assumptions made by management that only represent our best estimates. If these estimates of quantities, prices and costs prove inaccurate, The Company may be unsuccessful in expanding our oil and gas reserves base with our acquisitions. Additionally, if declines in and instability of oil and gas prices occur, then write downs in the capitalized costs associated with any oil and gas assets it obtains may be required. Because of the nature of the estimates of the Company's reserves and estimates in general, reductions to our estimated proved oil and gas reserves and estimated future net revenues may not be required in the future, and/or that our estimated reserves may not present and/or commercially extractable. If the Company's reserve estimates are incorrect, it may be forced to write down the capitalized costs and the estimated value of our oil and gas properties as shown on our balance sheet.

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

Page	23

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

Page	24

Continuing Drilling Obligations Under Leases May Not be Met.

The leases for the Orogrande properties include additional drilling requirements for 2022 and 2023 which may require the Company to raise additional capital. The Company is intending to sell the leases in 2022 and transfer the ongoing obligations to the new owners, or spin out, the leases. If such a transfer is not completed in a timely manner in 2022, the Company may be forced to attempt to raise additional capital for this purpose or seek an extension from the lessor of the lease drilling obligations. The Company may be unable to raise additional funds on favorable terms. To the extent that the Company raises additional capital through the sale of equity or equity-linked securities, including convertible debt, or through our at-the-market offering (the ATM) or other offerings, the Company's shareholders' ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. Incurring additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact the Company's ability to conduct its business. The Company has no committed source of additional capital and if it is unable to raise additional capital in sufficient amounts or on terms acceptable to it, it may not be able to meet the additional drilling requirements and the leases will be lost.

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

Page	25

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

Page	26

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

Risks Related to Disclosures and Financial Reporting

Material Weaknesses in Disclosure Controls and Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over disclosure and financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and for evaluating and reporting on the effectiveness of our system of internal control. Effective internal controls are necessary for the Company to provide timely, reliable and accurate financial reports, identify and proactively correct any deficiencies, material weaknesses or fraud and meet our reporting obligations. As disclosed in Part II, Item 9A, Management identified material weaknesses in its disclosure controls and its internal controls over financial reporting during fiscal year 2021. Remediation efforts place a significant burden on management and add increased pressure on its financial reporting resources and processes. If the Company is unable to successfully remediate these material weaknesses in a timely manner, or if any additional material weaknesses in our internal control over disclosure or financial reporting are identified, the accuracy of our financial reporting and the Company's ability to timely file with the SEC may be adversely impacted. In addition, if the Company's remedial efforts are insufficient, or if additional material weaknesses or significant deficiencies in its internal controls occur in the future, the Company could be required to restate our financial statements, which could materially and adversely affect its business, results of operations and financial condition, restrict its ability to access the capital markets, require it to expend significant resources to correct the material weaknesses or deficiencies, subject the Company to regulatory investigations and penalties, harm its reputation, cause a decline in investor confidence or otherwise cause a decline in its stock price.

Item 1B. Unresolved Staff Comments.

None.

Page	27

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

Investments in oil and gas properties during the years ended December 31, 2021 and 2020 are detailed as follows:

	2021	2020
Property acquisition costs	-	-
Development costs	$14,805,511	$3,472,281
Exploratory costs	-	-

Totals	$14,805,511	$3,472,281

All costs included above refers to investments in oil and gas properties incurred by Meta Materials Inc. (previously "Torchlight Resources Inc."), the legal acquirer, in the calendar years 2021 and 2020, and consequently, may not agree to the consolidated financial statements in Item 8 which is a continuation of the financial statements of Metamaterial Inc. ("MMI"), the accounting acquirer.

Property development costs presented above exclude interest capitalized into the full cost pool of $141,048 in 2021 and $2,353,700 in 2020.

The development costs for 2021 include work in the Orogrande Project in west Texas. No development costs were incurred by us for the Hazel or Oklahoma properties in 2021.

The development costs for 2020 include work in the Orogrande and Hazel Projects in west Texas. No development costs were incurred by us for Oklahoma properties in 2020.

Page	28

Oil and Natural Gas Reserves

As of December 31, 2021, proved reserves were calculated by a third party Reserve Engineer related only to the Hazel Project. The total PV 10 value for the Hazel wells is $2,897,000. Reference table below. The reserve calculation, as prepared by the Engineer, does not include consideration of the Company’s obligation to assign revenue from the Hazel wells to Masterson Hazel Partners LPC (“MHP”) totaling approximately $5,000,000. The Company had granted MHP the option to acquire the Hazel Project in exchange for them conducting, and paying for, development activity sufficient to maintain the Hazel mineral leases in good standing. The Option Agreement provided that if MHP declined to exercise the option to acquire the property, they would be entitled to recover their cost of the development activity to the extent that the wells produced revenues beyond the date of the option’s lapse until the total amount was reimbursed to them. MHP declined to exercise the option effective September 30, 2021.

Net cash received, after expenses, from the Hazel wells for 2021 for the period after the termination of the Option Agreement total $147,490. These funds were received by the Company in early 2022 and were promptly transferred to MHP as the first revenue transferred pursuant to the obligation under the Option Agreement. This amount was recorded as a receivable as of December 31, 2021, with an offsetting payable to acknowledge the obligation.

Since the remaining obligation to reimburse MHP exceeds the PV 10 value computed by our reserve engineer the net value to the Company of reserves associated with the Hazel wells is $Nil. Although no reserve value is attributable to the Company, we have presented a table below to disclose the reserve calculation detail.

As of December 31, 2020, the Company had no proved reserves. As of December 31, 2021, the Hazel Project consisted of two producing wells and their related leases and the Orogrande Project consists only of unevaluated properties in progress of development for future production. As of December 31, 2021 the Hazel Project has proved producing reserves and the Orogrande project has no proved nonproducing reserves. The Oklahoma properties are marginal producing wells which are not economic in the context of proved reserve value. The estimates of our 2021 proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production costs, using prices and costs under existing economic conditions. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

Page	29

	December 31, 2021			December 31, 2021
	Reserves			Future Net Revenue (M$)
					Present Value
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	Discounted at 10%

Proved Producing	152,000	0	152,000	$4,317	$2,897
Proved Undeveloped	0	0	0	$-	$-
Total Proved	152,000	0	152,000	$4,317	$2,897

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$-

Probable Undeveloped	0	0	0	$-	$-

	December 31, 2020			December 31, 2020
	Reserves			Future Net Revenue (M$)
					Present Value
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	Discounted at 10%

Proved Producing	0	0	0	$-	$-
Proved Nonproducing	0	0	0	$-	$-
Total Proved	0	0	0	$-	$-

Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$-

Probable Undeveloped				$-	$-

The increase in producing reserves from 2020 to 2021 from 0 to 152,000 BOE is related to a new producing well in the Hazel Project as well as bringing a prior well in the Hazel Project back on line after it had been shut in in 2019. All of this activity was performed and paid for by MHP. Reserve values as of December 31, 2021 are related to the two producing wells in the Hazel Project.

BOE equivalents are determined by combining barrels of oil with MCF of gas divided by six.

Since the Company has no remaining reserve value as of December 31, 2021 after consideration of the obligation to pass revenue through to MHP under the terms of the Option Agreement, and there was no reserve value at December 31, 2020, Standardized Measure disclosures are not presented here.

Due to the inherent uncertainties and the limited nature of reservoir data, both proved and probable reserves are subject to change as additional information becomes available. The estimates of reserves, future cash flows, and present value are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise. Although we

Page	30

believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses, and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

Reserve Estimation Process, Controls and Technologies

The reserve estimates for 2021 for proved reserves, including PV-10 estimates, set forth above were prepared by PeTech Enterprises, Inc. for the Company’s Hazel Project in Texas; no reserve estimates were prepared for the Oklahoma wells because they are marginally producing and are uneconomic for reserve calculation purposes. The calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

No reserve report has been prepared for 2020. The only properties that had measurable reserves at December 31, 2019 were sold on November 11, 2020 (effective November 1, 2020).

We do not have any employees with specific reservoir engineering qualifications in the company. We worked closely with PeTech Enterprises Inc. in connection with its preparation of our reserve estimates for 2021, including assessing the integrity, accuracy, and timeliness of the methods and assumptions used in this process.

PeTech Enterprises, Inc. (“PeTech”), who provided 2019, 2020 and 2021 reserve estimates for our properties, is a Texas based family owned oil and gas production and investment company that provides reservoir engineering, economics and valuation support to energy banks, energy companies and law firms as an expert witness. PeTech has been in business since 1982. Amiel David is the President of PeTech and the primary technical person in charge of the estimates of reserves and associated cash flow and economics on behalf of the company for the results presented in its reserves report to us. He has a PhD in Petroleum Engineering from Stanford University. He is a registered Professional Engineer in the state of Texas (PE #50970), granted in 1982, a member of the Society of Petroleum Engineers and a member of the Society of Petroleum Evaluation Engineers. A copy of the PeTech is attached to this Annual Report.

Proved Nonproducing Reserves

As of December 31, 2021, our proved nonproducing reserves totaled -0- barrels of oil equivalents (BOE) compared to -0- as of December 31, 2020.

At the end of 2021 and 2020 reserves did not include any value for proved undeveloped properties. This was due to the loss of the leases relating to the Hazel Project except for those leases on which the two producing wells are located, and we had no proved reserves on the Orogrande Project.

We made investments and development progress during 2021 to develop reserves in the Orogrande Project in the Permian Basin in West Texas. As of December 31, 2021, 14 test wells have been developed in the Orogrande Project.

Our current drilling plans, subject to sufficient capital resources and the periodic evaluation of interim drilling results and other potential investment opportunities, include drilling additional evaluation wells in the Orogrande Project to continue to derisk the project and obtain initial production from the development efforts.

Production, Price, and Production Cost History

Oklahoma

During the year ended December 31, 2021, we produced and sold 85 barrels of oil net to our interest at an average sale price of $55.00 per bbl. We produced and sold 3,586 MCF of gas net to our interest at an average sales price of $3.17 per MCF. Our average production cost including lease operating expenses and direct production taxes was $18.54 per BOE. Our depreciation, depletion, and amortization expense was $-0- per BOE.

Page	31

During the year ended December 31, 2020, we produced and sold 278 barrels of oil net to our interest at an average sale price of $16.13 per bbl. We produced and sold 2,012 MCF of gas net to our interest at an average sales price of $1.20 per MCF. Our average production cost including lease operating expenses and direct production taxes was $30.02 per BOE. Our depreciation, depletion, and amortization expense was $130.68 per BOE.

Hazel

During the year ended December 31, 2021, 23,422 barrels of oil net to our interest were produced at an average sale price of approximately $60.00 per bbl, although we received none of this revenue because all of it, after deducting expenses to produce the oil, was either received by MHP directly during the time that the Option Agreement was in effect or credited towards the recoupment of drilling costs incurred by MHP pursuant to the Option. We produced and sold Nil MCF of gas net to our interest.

For the year ended December 31, 2020 there was no production from the Hazel wells.

Quarterly Revenue and Production by State for 2021 and 2020 are detailed as follows:

Note that no production is included for the Hazel project. No revenue attributable to any production from the Hazel property is reported in the Company's consolidated financial statements for the year ended December 31, 2021 because all of it, after deducting expenses to produce the oil, was credited towards the recoupment of drilling costs incurred by MHP pursuant to the Option Agreement. Reference above discussion for production data related to the Hazel wells for 2021.

Property	Quarter	Oil Production {BBLS}	Gas Production {MCF}	Oil Revenue	Gas Revenue	Total Revenue
Oklahoma	Q1 - 2021	28	711	$1,166	$1,305	$2,471
Hazel (TX)	Q1 - 2021	0	0	$-	$-	$-
Total Q1-2021		28	711	$1,166	$1,305	$2,471

Oklahoma	Q2 - 2021	28	1,212	$1,692	$1,814	$3,506
Hazel (TX)	Q2 - 2021	0	0	$-	$-	$-
Total Q2-2021		28	1,212	$1,692	$1,814	$3,506

Oklahoma	Q3 - 2021	29	441	$1,818	$1,146	$2,964
Hazel (TX)	Q3 - 2021	0	0	$-	$-	$-
Total Q3-2021		29	441	$1,818	$1,146	$2,964

Oklahoma	Q4 - 2021	0	1,222	$-	$7,119	$7,119
Hazel (TX)	Q4 - 2021	0	0	$-	$-	$-
Total Q4-2021		0	1,222	$-	$7,119	$7,119

2021 Year To Date		85	3,586	$4,676	$11,384	$16,060

Oklahoma	Q1 - 2020	181	468	$583	$1,000	$1,583
Hazel (TX)	Q1 - 2020	0	0	$-	$-	$-
MECO (TX)	Q1 - 2020	1,863	1,559	$81,530	$1,507	$83,037

Page	32

Total Q1-2020		2,044	2,027	$82,113	$2,507	$84,620

Oklahoma	Q2 - 2020	28	448	$774	$156	$930
Hazel (TX)	Q2 - 2020	0	0	$-	$-	$-
MECO (TX)	Q2 - 2020	1,389	747	$44,223	$324	$44,547
Total Q2-2020		1,417	1,195	$44,997	$480	$45,477

Oklahoma	Q3 - 2020	69	1,096	$2,084	$494	$2,578
Hazel (TX)	Q3 - 2020	0	0	$-	$-	$-
MECO (TX)	Q3 - 2020	1,480	680	$57,774	$1,370	$59,144
Total Q3-2020		1,549	1,776	$59,858	$1,864	$61,722

Oklahoma	Q4 - 2020	0	0	$1,042	$773	$1,815
Hazel (TX)	Q4 - 2020	0	0	$-	$-	$-
MECO (TX)	Q4 - 2020	435	0	$9,837	$5,519	$15,356
MECO (Sold 11/1/20)	YTD ADJ	0	0	$(10,092)	$(5,519)	$(15,611)
Total Q4-2020		435	0	$787	$773	$1,560

2020 Year To Date		5,445	4,998	$187,755	$5,624	$193,379

Drilling Activity and Productive Wells

Combined Well Status

The following table summarizes development activity and Well Status as of December 31, 2021 and 2020:

Page	33

	Cumulative Well Status		Developed		Cumulative Well Status
	at 12/31/2021		2021		at 12/31/2020
Drilling Activity/Well Status	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive -Texas (Hazel)	2.00	1.60	1.00	0.80	1.00	0.80
Productive - Oklahoma	2.00	0.40	-	-	2.00	0.40
Test Wells - Orogrande	14.00	9.08	5.00	3.39	9.00	5.69
Test Wells - Hazel	4.00	3.20	(1.00)	(0.80)	5.00	4.00

Exploration Wells:
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-

Total Drilled Wells:
Productive -Texas	2.00	1.60	1.00	0.80	1.00	0.80
Productive - Oklahoma	2.00	0.40	-	-	2.00	0.40
Test Wells	18.00	12.28	4.00	2.59	14.00	9.69

Acquired Wells:
Productive -Texas	-	-	-	-	-	-
Productive - Oklahoma	-	-	-	-	-	-

Total Wells:
Productive -Texas	2.00	1.60	1.00	0.80	1.00	0.80
Productive - Oklahoma	2.00	0.40	-	-	2.00	0.40
Test Wells	18.00	12.28	4.00	2.59	14.00	9.69

Total	22.00	14.28	5.00	3.39	17.00	10.89

Well Type:
Oil	-	-	-	-	-	-
Gas	-	-	-	-	-	-
Combination - Oil and Gas	4.00	2.00	1.00	0.80	3.00	1.20
Test Wells	18.00	12.28	4.00	2.59	14.00	9.69

Total	22.00	14.28	5.00	3.39	17.00	10.89

Our acreage positions at December 31, 2021 are summarized as follows:

Page	34

			TRCH Interest		TRCH Interest
	Total Acres		Developed Acres		Undeveloped Acres
Leasehold Interests - 12/31/2021	Gross	Net	Gross	Net	Gross	Net

Texas - Orogrande	134,000	89,110	-	-	134,000	89,110
Hazel Project	645	516	645	516	-	-
Oklahoma - Viking	640	192	640	192	-	-
Total	135,285	89,818	1,285	708	134,000	89,110

Current Projects

As of December 31, 2021, we had interests in three oil and gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, and the Hunton wells in partnership with Kodiak Ventures in central Oklahoma.

See the description under Note 5, “Assets held for sale,” of the consolidated financial statements included with this report for information and disclosure regarding these projects, which description is incorporated herein by reference.

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

Page	35

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

Page	36

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Page	37

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

Page	38

2021

Exercised Warrants	1,619,547
Principal of converted notes	8,362,899
Payment in Kind	93,165
Service fees paid in stock	285,868
Shares issued to Metamaterial Inc. Shareholders*	196,968,803
Total Unregistered Shares	207,330,282

* Issued under an exemption from registration under Section 3(a)(10)

In addition to the common shares detailed above, in June 2021 the Company issued a total of 164,923,363 Series A Preferred Shares to shareholders of record of Torchlight as of June 24, 2021.

Page	39

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

Page	40

Compairson of cumulative 5 year Total Return for Meta Materials Inc., Nasdaq Composite, and Russell 2000.
$350
$300
$250
$200
$150
$100
$50
$-
December 30, 2016
December 30, 2017
December 30, 2018
December 30, 2019
December 30, 2020
December 30, 2021
NASDAQ Composit Data
Russel 2000 Data
MMAT Data

Item 6. [Reserved]

Page	41

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

Highfield Park facility

Page	42

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

Page	43

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

Page	44

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

Page	45

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
•
$0.6 million increase in IT & software, dues and subscriptions, rent & utilities as well as travel and entertainment expenses.

The increase in research and development expenses in 2020, compared to 2019, is primarily due to $0.3 million increase in consulting expenses.

Page	46

Other expense

	Year ended December 31,
	2021	2020	Change		2019	Change
	$	$	$	%	$	$	%
Other expense:
Interest expense, net	(1,106,445)	(1,429,954)	323,509	-23%	(1,135,922)	(294,032)	26%
Loss on foreign exchange, net	(205,882)	(264,831)	58,949	-22%	(316,261)	51,430	-16%
Loss on financial instruments, net	(40,540,091)	(844,993)	(39,695,098)	4698%	(280,319)	(564,674)	201%
Other (loss) income, net	(11,939,068)	1,491,188	(13,430,256)	-901%	2,081,398	(590,210)	-28%
Total other expense	(53,791,486)	(1,048,590)	(52,742,896)	5030%	348,896	(1,397,486)	-401%

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

Page	47

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
•
$0.6 million decrease in recognition of fair value gain on the ACOA loans.
•
Offset by a $0.4 million increase in government assistance.

Page	48

Deferred Tax recovery

	Year ended December 31,
	2021	2020	Change		2019	Change
	$	$	$	%	$	$	%
Income tax recovery	852,063	193,710	658,353	340%	83,549	110,161	132%

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

Page	49

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

Page	50

The following table summarizes META’s cash flows for the periods presented:

	Year ended December 31,
	2021	2020	2019
Net cash used in operating activities	(34,764,911)	(7,929,047)	(4,360,747)
Net cash provided by investing activities	65,144,545	2,412,991	(1,195,342)
Net cash provided by financing activities	15,655,863	6,333,827	5,328,559
Net increase in cash, cash equivalents and restricted cash	46,035,497	817,771	(227,530)

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

Page	51

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

Page	52

perform further testing. If the carrying value of the net assets of the reporting unit exceeds its fair value, then an impairment loss equal to the difference, but not exceeding the total carrying value of goodwill allocated to the reporting unit, would be recorded.

Page	53

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

Page	54

Assets held for sale – The Company determines the fair market value of the oil and gas assets held for sale on a periodic basis using inputs from Roth Capital Partners, LLC, a valuation firm skilled in the valuation of this class of assets. The Company estimated the fair value of the Orogrande property at June 28, 2021 as the sum of the median of each of a range of fair values of identified drilling locations determined using numerous assumptions including the number of drilling locations, forecasted production volumes per drilling location, fair value per barrel of forecasted production volumes based on comparable transactions or entities with acreage proximal to the Orogrande Project property, and applying a drilling location risk factor (collectively, “drilling location assumptions”); and a range of fair values of the undeveloped land acreage determined using numerous assumptions including the number of undeveloped land acres, fair value per acre for comparable transactions or entities with acreage proximal to the Orogrande Project property, and applying an acreage risk factor (collectively, “undeveloped land assumptions”). The Company estimated the fair value of the Hazel Property at June 28, 2021 using a discounted cash flow model. The significant estimates and assumptions used by the Company in the determination of the fair value of the Hazel Project property at acquisition date included forecasted production volumes, forecasted commodity prices, and the discount rate. The Company estimated the fair value of the O&G assets at December 31, 2021 by obtaining a valuation study performed by Roth Capital Partners, LLC. The estimates involved are consistent with those outlined above for the June 28, 2021 valuation estimate.

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

In the future, a hedging strategy may be enacted if long term contracts or operational cash flows create a requirement.

Page	55

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

Page	56

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

Page	57

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

We have served as the Company’s auditor since 2019.

Vaughan, Canada

March 1, 2022

Page	58

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

Page	59

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

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

Vaughan, Canada

March 1, 2022

Page	60

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

META MATERIALS INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$46,645,704	$1,395,683
Restricted cash	788,768	—
Short-term investments	2,875,638	—
Grants receivable	175,780	327,868
Accounts and other receivables	1,665,700	22,833
Inventory	265,718	463,382
Prepaid expenses and other current assets	3,451,367	514,203
Assets held for sale	75,500,000	—
Due from related parties	10,657	—
Total current assets	131,379,332	2,723,969
Intangible assets, net	28,971,824	4,476,614
Property, plant and equipment, net	27,018,114	2,761,171
Operating lease right-of-use assets	6,278,547	270,581
Goodwill	240,376,634	—
Total assets	$434,024,451	$10,232,335
Liabilities and stockholders’ equity (deficit)
Current liabilities
Trade and other payables	$13,335,470	$2,940,452
Due to related party	—	245,467
Current portion of long-term debt	491,278	290,544
Current portion of deferred revenues	779,732	1,239,927
Current portion of deferred government assistance	846,612	779,578
Preferred stock liability	75,500,000	—
Current portion of operating lease liabilities	663,861	150,802
Asset retirement obligations	21,937	—
Unsecured convertible promissory notes	—	1,203,235
Secured convertible debentures	—	5,545,470
Total current liabilities	91,638,890	12,395,475
Deferred revenues	637,008	804,143
Deferred government assistance	3,038	146,510
Deferred tax liability	324,479	318,054
Unsecured convertible debentures	—	1,825,389
Long-term operating lease liabilities	3,706,774	119,779
Funding obligation	268,976	776,884
Long-term debt	2,737,171	2,743,504

Page	61

Total liabilities	99,316,336	19,129,738
Stockholders’ equity (deficit)
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 284,573,316 shares issued and outstanding at December 31, 2021, and $Nil par value; unlimited shares authorized, 154,163,975 shares issued and outstanding at December 31, 2020	262,751	132,347
Additional paid-in capital	463,136,404	29,022,977
Accumulated other comprehensive loss	(296,936)	(655,884)
Accumulated deficit	(128,394,104)	(37,396,843)
Total stockholders’ equity (deficit)	334,708,115	(8,897,403)
Total liabilities and stockholders’ equity	$434,024,451	$10,232,335

Commitments and contingencies (note 28)

Subsequent events (note 29)

The accompanying notes are an integral part of these consolidated financial statements

Page	62

META MATERIALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2021	2020	2019
Revenue:
Product sales	$407,915	$2,905	$23,745
Development revenue	3,674,602	1,119,278	878,665
Total revenue	4,082,517	1,122,183	902,410
Cost of goods sold	675,973	3,254	9,172
Gross profit	3,406,544	1,118,929	893,238
Operating expenses:
Selling & marketing	2,267,354	1,064,659	1,125,719
General & administrative	29,699,601	6,707,858	4,819,737
Research & development	9,497,427	4,102,791	3,825,194
Total operating expenses	41,464,382	11,875,308	9,770,650
Loss from operations	(38,057,838)	(10,756,379)	(8,877,412)
Interest expense, net	(1,106,445)	(1,429,954)	(1,135,922)
Loss on foreign exchange, net	(205,882)	(264,831)	(316,261)
Loss on financial instruments, net	(40,540,091)	(844,993)	(280,319)
Other (loss) income, net	(11,939,068)	1,491,188	2,081,398
Total other expense, net	(53,791,486)	(1,048,590)	348,896
Loss before income taxes	(91,849,324)	(11,804,969)	(8,528,516)
Income tax recovery	852,063	193,710	83,549
Net loss	$(90,997,261)	$(11,611,259)	$(8,444,967)
Other comprehensive income (loss) net of tax
Foreign currency translation (loss) gain	(321,230)	88,173	81,432
Fair value gain (loss) on changes of own credit risk	680,178	(680,178)	—
Total other comprehensive income (loss)	358,948	(592,005)	81,432
Comprehensive loss	$(90,638,313)	$(12,203,264)	$81,432
Basic and diluted loss per share (1)	$(0.39)	$(0.08)	$(0.17)
Weighted average number of shares outstanding - basic and diluted (1)	232,898,398	137,258,259	50,015,137

(2) Retroactively restated for the year ended December 31, 2021 and 2020 for the Torchlight reverse acquisition (“Torchlight RTO”) and CPM reverse recapitalization (“CPM RTO”)

The accompanying notes are an integral part of these consolidated financial statements

Page	63

META MATERIALS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance, December 31, 2018	58,153,368	$58,153	49,339,552	$27,522	$17,270,864	$(145,311)	$(17,340,617)	$(129,389)
Net loss	—	—	—	—	—	—	(8,444,967)	(8,444,967)
Other comprehensive income	—	—	—	—	—	81,432	—	81,432
Issuance of common stock, net	—	—	3,027,283	3,027	636,975	—	—	640,002
Issuance of warrants	—	—	—	—	125,877	—	—	125,877
Conversion of deferred share units	—	—	776,283	776	(776)	—	—	—
Beneficial conversion feature on convertible debt	—	—	—	—	479,061	—	—	479,061
Other stock-based compensation	—	—	154,450	155	1,385,613	—	—	1,385,768
Balance, December 31, 2019	58,153,368	$58,153	53,297,568	$31,480	$19,897,614	$(63,879)	$(25,785,584)	$(5,862,216)
Net loss	—	—	—	—	—	—	(11,611,259)	(11,611,259)
Other comprehensive income	—	—	—	—	—	(592,005)	—	(592,005)
Issuance of common stock, net	—	—	2,613,321	2,613	445,939	—	—	448,552
Issuance of warrants	—	—	—	—	149,994	—	—	149,994
Conversion of deferred share units	—	—	522,596	523	(523)	—	—	—
Conversion of promissory notes	—	—	17,752,163	17,752	3,921,695	—	—	3,939,447
Conversion of preferred stock	(58,153,368)	(58,153)	58,153,368	58,153	—	—	—	—
Effect of reverse recapitalization	—	—	21,599,223	21,599	3,192,903	—	—	3,214,502
Tax withheld on deferred share units	—	—	(72,717)	(73)	(18,669)	—	—	(18,742)
Other stock-based compensation	—	—	298,453	300	1,434,024	—	—	1,434,324
Balance, December 31, 2020	—	$—	154,163,975	$132,347	$29,022,977	$(655,884)	$(37,396,843)	$(8,897,403)
Net loss	—	—	—	—	—	—	(90,997,261)	(90,997,261)
Other comprehensive income	—	—	—	—	—	358,948	—	358,948
Conversion of promissory notes	—	—	20,391,239	20,391	23,635,974	—	—	23,656,365
Conversion of secured debentures	—	—	14,155,831	14,156	22,104,626	—	—	22,118,782
Conversion of unsecured debentures	—	—	5,105,338	5,105	5,764,370	—	—	5,769,475
Conversion of long-term debt	—	—	124,716	125	221,718	—	—	221,843
Conversion of payable to related party	—	—	150,522	151	225,835	—	—	225,986
Exercise of stock options	—	—	4,786,927	4,787	1,288,476	—	—	1,293,263
Exercise of warrants	—	—	361,729	362	122,108	—	—	122,470
Exercise of broker warrants	—	—	82,494	83	16,173	—	—	16,256
Effect of reverse acquisition	—	—	82,813,994	82,814	369,378,596	—	—	369,461,410
Shares issued in lieu of operating lease liability	—	—	1,832,989	1,833	2,780,135	—	—	2,781,968
Other stock-based compensation	—	—	603,562	597	8,575,416	—	—	8,576,013
Balance, December 31, 2021	—	$—	284,573,316	$262,751	$463,136,404	$(296,936)	$(128,394,104)	$334,708,115

(2) Retroactively restated from the earliest period presented for the Torchlight reverse acquisition (“Torchlight RTO”) and CPM reverse recapitalization (“CPM RTO”)

The accompanying notes are an integral part of these consolidated financial statements

Page	64

META MATERIALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(90,997,261)	$(11,611,259)	$(8,444,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash finance (income) expense	(471,689)	138,927	(448,437)
Non-cash interest expense	902,940	1,052,776	959,838
Non-cash lease expense	439,791	—	—
Deferred income tax	(852,063)	(193,710)	(83,549)
Depreciation and amortization	3,491,493	2,326,220	2,360,043
Impairment of assets	237,013	4,018	66,765
Unrealized foreign currency exchange loss	407,352	205,001	313,387
Loss on financial instruments, net	40,540,091	844,993	280,319
Change in deferred revenue	(679,541)	(551,374)	(627,902)
Non-cash government assistance	(544,932)	(775,800)	(500,051)
Loss on debt settlement	19,253	—	—
Other income	—	—	(401,186)
Stock-based compensation	1,576,849	1,509,684	1,292,773
Non-cash consulting expense	6,513,378	2,307	91,993
Changes in operating assets and liabilities	4,652,415	(880,830)	780,227
Net cash used in operating activities	(34,764,911)	(7,929,047)	(4,360,747)
Cash flows from investing activities:
Purchases of intangible assets	(1,133,894)	(104,132)	(42,332)
Purchases of property, plant and equipment	(11,655,417)	(555,013)	(1,153,010)
Purchase of short-term investments	(2,889,852)	—	—
Acquisition of business, net of cash acquired	(66,131,025)	—	—
Proceeds from reverse takeover	146,954,733	3,072,136	—
Net cash provided by investing activities	65,144,545	2,412,991	(1,195,342)
Cash flows from financing activities:
Proceeds from long-term debt	1,127,151	25,783	664,810
Repayments of long-term debt	(1,090,047)	(190,633)	(58,201)
Proceeds from secured promissory notes	—	—	2,407,118
Proceeds from government grants	223,384	198,286	—
Proceeds from unsecured promissory notes	13,963,386	1,378,042	—
Proceeds from secured convertible debentures	—	3,630,019	—
Proceeds from unsecured convertible debentures	—	693,784	566,690
Proceeds on funding obligation	—	—	982,263
Proceeds from issuance of common stock and warrants, net	—	598,546	765,879
Proceeds from stock option exercises	1,293,263	—	—
Proceeds from warrant exercises	138,726	—	—

Page	65

Net cash provided by financing activities	15,655,863	6,333,827	5,328,559
Net increase in cash, cash equivalents and restricted cash	46,035,497	817,771	(227,530)
Cash, cash equivalents and restricted cash at beginning of the year	1,395,683	407,061	623,532
Effects of exchange rate changes on cash, cash equivalents and restricted cash	3,292	170,851	11,059
Cash, cash equivalents and restricted cash at end of the year	$47,434,472	$1,395,683	$407,061
Supplemental cash flow information
Accrued purchases of property, equipment and patents	1,692,969	1,449,197	440,751
Right-of-use assets obtained in exchange for lease liabilities	3,590,148	309,907	109,735
Right-of-use assets and prepaid expenses recognized in exchange for common stock	2,149,381	—	—
Settlement of liabilities in common stock	51,992,451	—	—
Beneficial conversion feature on convertible debt	—	—	479,061
Interest paid on debt	64,528	193,745	14,477

The accompanying notes are an integral part of these consolidated financial statements

Page	66

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

Page	67

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

Page	68

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

Page	69

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

Page	70

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

Research and development – Research and development activities are expensed as incurred.

Page	71

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

Page	72

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

Page	73

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

Page	74

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

Page	75

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

Page	76

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

Page	77

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

Page	78

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

Page	79

	Year ended			Year ended
	December 31, 2021			December 31, 2020
	META excluding Torchlight	Torchlight	Total	META	Torchlight	Total
Revenue	$4,082,517	$94,537	$4,177,054	$1,122,183	$193,379	$1,315,562
Net loss	(75,181,395)	(23,652,112)	(98,833,507)	(11,611,259)	(12,781,896)	(24,393,155)

Add back: acquisition cost	3,220,870	4,103,184	7,324,054	724,129	—	724,129
Adjusted net loss	$(71,960,525)	$(19,548,928)	$(91,509,453)	$(10,887,130)	$(12,781,896)	$(23,669,026)

Acquisition cost includes legal, accounting, and other professional fees related to the Torchlight acquisition.

Page	80

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

Page	81

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

Page	82

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

Page	83

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

The Orogrande Project ownership as of December 31, 2021 is detailed as follows:

Page	84

	Revenue Interest	Working Interest
University Lands - Mineral Owner	20.00%	n/a
ORRI - Magdalena Royalties, LLC, and entity controlled by Gregory McCabe, Chairman	4.50%	n/a
ORRI - Unrelated Party	0.50%	n/a
Hudspeth Oil Corporation, a subsidiary of Meta Materials Inc.	49.88%	66.50%
Wolfbone Investments LLC, and entity controlled by Gregory McCabe, Chairman	18.75%	25.00%
Conversion by Note Holders in March, 2020	4.50%	6.00%
Unrelated Party	1.88%	2.50%
	100.00%	100.00%

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

Page	85

purchase the entire Hazel Project no later than May 31, 2021 under the terms of a form of Purchase and Sale Agreement included as an exhibit to the Option Agreement, at an aggregate purchase price of $12,690,704 for approximately 9,762 net mineral acres, and not less than 74% net revenue interest (approximately $1,300 per net mineral acre).The option expired unexercised and concurrently, all of the Hazel Project leases expired except for those leases relating to the two producing wells. The continuing leases cover approximately 645 gross acres, 516 net acres, in the Hazel Project.

Hunton Play, Central Oklahoma

Presently, the Company is producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove. These assets were not included in the valuation by a third party valuation firm given their nominal value.

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

7. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2021	2020
Prepaid expenses	$1,262,112	$227,425
Other current assets	683,044	134,466
Taxes receivable	1,506,211	152,312
Total prepaid expenses and other current assets	$3,451,367	$514,203

Page	86

8. Property, plant and equipment, net

Property, plant and equipment consist of the following:

		As of December 31,
	Useful life	2021	2020
	(years)
Land	N/A	$469,317	$—
Building	25	5,509,403	—
Computer equipment	3-5	262,320	163,856
Computer software	1	277,717	256,554
Manufacturing equipment	2-10	17,762,405	6,645,986
Office furniture	5-7	525,961	99,234
Leasehold improvements	2-5	236,251	—
Enterprise Resource Planning software	5	211,149	210,254
Assets under construction	N/A	8,872,695	424,393
		34,127,218	7,800,277
Accumulated depreciation and impairment		(7,109,104)	(5,039,106)
		$27,018,114	$2,761,171

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

Page	87

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

Page	88

10. Unsecured convertible promissory notes

	Year ended December 31,			Year ended December 31,
	2021			2020
	Bridge loan (a)	Torchlight (b)	Total	Bridge loan (a)	Torchlight (b)	Total
Beginning balance	$538,020	$665,215	$1,203,235	$—	$—	$—
Issued	3,963,386	10,000,000	13,963,386	378,042	1,000,000	1,378,042
Interest accrued	17,804	329,965	347,769	2,698	12,701	15,399
Fair value loss (gain)	19,163,417	333,947	19,497,364	139,609	(354,839)	(215,230)
Unrealized fair value loss (gain) due to own credit risk	—	(5,554)	(5,554)	—	14,132	14,132
Unrealized foreign currency exchange gain	—	(258,480)	(258,480)	—	(23,849)	(23,849)
Foreign currency translation adjustment	(26,262)	257,544	231,282	17,671	17,070	34,741
Conversion to common stock	(23,656,365)	—	(23,656,365)	—	—	—
Elimination pursuant to Torchlight RTO (note 3)	—	(11,322,637)	(11,322,637)	—	—	—
Ending balance	$-	$-	$-	$538,020	$665,215	$1,203,235

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

Page	89

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

Page	90

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

In addition, the accumulated losses in OCI of $511,699 were recycled to the statements of operations and comprehensive loss.

Page	91

12. Unsecured convertible debentures

Unsecured convertible debentures (the “Unsecured Debentures”) consist of the following:

	Year ended December 31,
	2021	2020
Beginning balance	$1,825,389	$585,267
Issued	—	693,784
Interest accrued	23,660	147,304
Fair value loss	3,914,931	189,708
Fair value loss due to own credit risk	—	154,347
Foreign currency translation adjustment	5,495	54,979
Conversion to common stock	(5,769,475)	—
Ending balance	$—	$1,825,389

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

In addition, the accumulated losses in OCI of $154,347 were recycled to the statements of operations.

Page	92

13. Long-term debt

	As of December 31,
	2021	2020
'ACOA Business Development Program (“BDP”) 2012 interest-free loan[1] with a maximum contribution of CA$500,000, repayable in monthly repayments commencing October 1, 2015 of CA$5,952 until June 1, 2023. Loan repayments were temporarily paused effective April 1, 2020 until January 1, 2021 as a result of the COVID-19 outbreak. As at December 31, 2021, the amount of principle drawn down on the loan, net of repayments, is CA$107,143 (2020 - CA$178,571).	$80,390	$129,384
'ACOA Atlantic Innovation Fund (“AIF”) 2015 interest-free loan1,[2] with a maximum contribution of CA$3,000,000. Annual repayments, commencing June 1, 2021, are calculated as a percentage of gross revenue for the preceding fiscal year, at Nil when gross revenues are less than CA$1,000,000, 5% when gross revenues are less than CA$10,000,000 and greater than CA$1,000,000, and CA$500,000 plus 1% of gross revenues when gross revenues are greater than CA$10,000,000. As at December 31, 2021, the amount or principle drawn down on the loan, net of repayments, is CA$2,924,615 (2020 - CA$3,000,000).	1,666,764	1,458,954
ACOA BDP 2018 interest-free loan1,[3] with a maximum contribution of CA$3,000,000, repayable in monthly repayments commencing June 1, 2021 of CA$31,250 until May 1, 2029. As at December 31, 2021, the amount of principle drawn down on the loan, net of repayments, is CA$2,781,250 (2020 - CA$3,000,000).	1,319,130	1,285,307
ACOA BDP 2019 interest-free loan[1] with a maximum contribution of CA$100,000, repayable in monthly repayments commencing June 1, 2021 of CA$1,400 until May 1, 2027. As at December 31, 2021, the amount of principle drawn down on the loan, net of repayments, is CA$90,278 (2020 - CA$62,165).	42,011	30,138
ACOA Regional Relief and Recovery Fund (“RRRF”) 2020 interest-free loan with a maximum contribution of CA$390,000, repayable on monthly repayments commencing April 1, 2023 of CA$11,000 until April 1, 2026. As at December 31, 2021, the amount of principle drawn down on the loan is CA$390,000 (2020 - $Nil).	120,154	—
CAIXA Capital loan bearing interest at 6-month EURIBOR rate plus 4% interest spread. The loan principal and interest are fully repayable on January 15, 2025. On March 12, 2021, the principal loan balance with outstanding interest totaling $209,506 (EUR 171,080) was converted into MMI common stock at $3.87 per share[4]. Pursuant to the conversion, CAIXA Capital was issued 67,597 MMI common shares.	—	130,265
	3,228,449	3,034,048
Less: current portion	491,278	290,544
	$2,737,171	$2,743,504

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

Page	93

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

During the year ended December 31, 2020 and pursuant to the CPM RTO, all preferred shares were converted into 58,153,368 common shares.

Page	94

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

Page	95

The following table summarizes the changes in warrants of the Company:

	Year ended December 31,		Year ended December 31,
	2021		2020
	Number of		Number of
	warrants [1]	Amount [1]	warrants [1]	Amount [1]
Balance, beginning of year	3,046,730	$402,883	1,590,866	$132,299
Issued	2,153,500	3,831,124	1,455,864	166,916
Adjustment to 2019 warrants	—	—	—	103,668
Exercised	(365,651)	(49,812)	—	—
Fair value of deemed issuance to Torchlight	430,380	2,773,779	—	—
Balance, end of year	5,264,959	$6,957,974	3,046,730	$402,883

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

Page	96

The following table summarizes the changes in broker warrants of the Company:

	Year ended December 31,		Year ended December 31,
	2021		2020
	Number of		Number of
	warrants [1]	Amount [1]	warrants [1]	Amount [1]
Balance, beginning of year	97,542	$16,144	—	$—
Issued	—	—	97,542	16,144
Exercised	(83,655)	(14,318)	—	—
Balance, end of year	13,887	$1,826	97,542	$16,144

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

Page	97

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

As of December 31, 2021, there was $Nil unrecognized compensation cost related to unvested RSUs.

Page	98

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

Total stock-based compensation expense included in the consolidated statements of operations was as follows:

	Year ended December 31,
	2021	2020	2019
Selling & Marketing	$34,735	$61,560	$154,086
General & Administrative	544,530	1,114,556	940,613
Research & Development	479,715	333,570	198,073
	$1,058,980	$1,509,686	$1,292,772

Page	99

The following table summarizes the change in outstanding stock options of the Company:

		Average	Average
		exercise	exercise
		price per	remaining	Aggregate
	Number of options	stock option	contractual term (years)	intrinsic value
Outstanding, December 31, 2019	14,502,303	$0.33	8.38	$104,500
Issued to CPM executives and directors pursuant to CPM RTO	1,291,500	0.19
Granted	13,402,080	0.34
Forfeited	(2,627,510)	0.34
Expired	(2,090,866)	0.27
Outstanding, December 31, 2020	24,477,507	$0.33	8.36	$688,952
Exercised	(4,486,965)	0.36
Forfeited	(85,901)	0.34
Fair value of deemed issuance to Torchlight	1,500,000	2.22
Outstanding, December 31, 2021	21,404,641	$0.46	7.34	$56,924,556

Exercisable, December 31, 2021	13,231,030	$0.54	6.74	$34,148,435

Below is a summary of the outstanding options as at December 31, 2021:

Exercise price $	Number outstanding	Number exercisable
CA$0.34	19,067,529	10,893,918
CA$0.15	518,112	518,112
CA$0.19	369,000	369,000
US$2.00	1,075,000	1,125,000
US$1.00	375,000	325,000
	21,404,641	13,231,030

Below is a summary of the outstanding options as at December 31, 2020:

Exercise price	Number outstanding	Number exercisable
CA$0.34	23,550,394	9,636,758
CA$0.15	558,113	558,113
CA$0.19	369,000	369,000
	24,477,507	10,563,871

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

Page	100

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

Page	101

16. Income taxes

Loss before income taxes was as follows:

	Year ended December 31,
	2021	2020	2019
Local	$(30,552,839)	$(1,549,534)	$(1,278,498)
Foreign	(61,296,485)	(10,255,435)	(7,250,018)
Loss before income taxes	$(91,849,324)	$(11,804,969)	$(8,528,516)

Income tax provision was as follows:

	Year ended December 31,
	2021	2020	2019
Current tax expense:
Local	$800	$800	$800
Foreign	—	—	—
Current tax expense	800	800	800
Deferred tax benefit:
Local	—	—	—
Foreign	(852,863)	(194,510)	(84,349)
Deferred tax benefit	(852,863)	(194,510)	(84,349)
Income tax recovery	$(852,063)	$(193,710)	$(83,549)

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

Page	102

	As of December 31,
	2021	2020
Deferred tax assets
Non-capital losses	$25,110,497	$10,059,528
Intangible assets	69,964	62,938
Other assets	46,725	42,488
Research and development tax credits	1,972,694	—
Total gross deferred tax assets	27,199,880	10,164,954
Less: valuation allowance	(18,659,901)	(9,115,472)
	8,539,979	1,049,482
Deferred tax liabilities
Intangible assets	(6,276,390)	(703,872)
Property and equipment	(2,226,741)	(281,092)
Long-term debt	(251,646)	(293,168)
Funding obligation	(109,681)	(35,404)
Unsecured convertible promissory notes	—	(54,000)
	(8,864,458)	(1,367,536)
Net deferred tax liability	$(324,479)	$(318,054)

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

17. Net loss per share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented:

	Year ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(90,997,261)	$(11,611,259)	$(8,444,967)
Denominator:
Weighted-average shares, basic	232,898,398	137,258,259	50,015,137
Weighted-average shares, diluted	232,898,398	137,258,259	50,015,137
Net loss per share
Basic	(0.39)	(0.08)	(0.17)
Diluted	(0.39)	(0.08)	(0.17)

Page	103

The following potentially dilutive shares were not included in the calculation of diluted shares above as the effect would have been anti-dilutive:

	As of December 31,
	2021	2020	2019
Convertible debt	—	10,423,477	9,957,387
Options	21,404,641	24,477,507	7,860,328
Warrants	5,278,846	3,144,272	862,258
DSUs	3,947,026	3,947,026	1,872,750
	30,630,513	41,992,282	20,552,723

18. Additional cash flow information

The net changes in operating assets and liabilities consist of the following:

	As of December 31,
	2021	2020	2019
Grants receivable	$149,798	$(131,318)	$16,243
Inventory	325,657	(109,986)	(17,495)
Accounts and other receivables	(880,613)	58,891	(95,244)
Prepaid expenses and other current assets	(2,100,371)	(27,313)	(124,555)
Trade payables	6,906,376	(644,120)	998,335
Due to related party	(78,940)	(26,984)	2,943
Operating lease Right-of-use Asset	1,018,691	—	—
Operating lease liabilities	(688,183)	—	—
	$4,652,415	$(880,830)	$780,227

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

Page	104

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

Cooperation Framework Agreement

Page	105

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

Page	106

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

Page	107

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

[5]	On December 15, 2021, the Company applied for NSBI - Export development program and recognized $23,663 as other income in the consolidated statements of operations and comprehensive loss.

b) Deferred government assistance

	As of December 31,
	2021	2020
SDTC [1]	$846,612	$779,579
Deferred government assistance	3,038	31,400
	849,650	810,979
Less: current portion	846,612	779,578
	$1,696,262	$1,590,557

Page	108

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

Page	109

c) Government assistance recognized in the consolidated statements of operations and comprehensive loss

	Year ended December 31,
	2021	2020	2019
SDTC	$161,990	$639,505	$192,574
Payroll subsidies	741,322	831,148	690,434
Amortization of deferred government assistance	145,739	135,654	135,125
Fair value gain on initial recognition of ACOA loans	236,021	—	172,352
Scientific Research and Experimental Development ("SR&ED")	448,894	—	—
Other grants	—	23,807	41,290
	$1,733,966	$1,630,114	$1,231,775

23. Interest expense, net

	Year ended December 31,
	2021	2020	2019
Non-cash interest accretion	$(904,925)	$(1,052,478)	$(742,360)
Interest & bank charges	(220,460)	(394,330)	(394,147)
Interest income	18,940	16,854	585
	$(1,106,445)	$(1,429,954)	$(1,135,922)

24. Loss on financial instruments, net

	Year ended December 31,
	2021	2020	2019
Loss on secured convertible promissory notes	$—	$(5,234)	$(280,319)
Loss on unsecured convertible promissory notes – Bridge loan	(19,163,417)	(139,610)	—
(Loss) Gain on unsecured convertible promissory notes – Torchlight notes	(343,197)	354,840	—
Loss on secured convertible debentures	(16,957,029)	(865,280)	—
Loss on unsecured convertible debentures	(4,076,448)	(189,709)	—
	$(40,540,091)	$(844,993)	$(280,319)

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

Page	110

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

Page	111

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

Page	112

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

Total operating lease expense included in the consolidated statements of operations and comprehensive loss is as follows:

	Year ended December 31,
	2021	2020	2019
Operating lease expense	$546,197	$224,210	$201,242
Short term lease expense	229,475	104,470	126,421
Variable and other lease expense	92,862	40,006	31,408
Total	868,534	368,686	359,071

Page	113

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

Page	114

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

Page	115

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
f)
As at December 31, 2021, the Company had on-going commitments for maintenance contracts as follow:

2022	$292,125
2023	43,730
2024	3,105
$338,960

Page	116

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

Page	117

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

Page	118

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

Pre-Merger Period

The executive officers and directors of Torchlight for the Pre-Merger Period were:

Name	Age	Position(s)
John A. Brda	56	Chief Executive Officer, Secretary and Director
Roger N. Wurtele	74	Chief Financial Officer
Greg McCabe, Sr.	60	Director
Alexandre Zyngier	51	Director
Robert Lance Cook	64	Director
Michael Graves	53	Director

Page	119

Below is certain biographical information of Torchlight’s executive officers and directors:

John A. Brda – Mr. Brda served as Torchlight’s Chief Executive Officer from December 2014 and President, Secretary and a member of the Board of Directors of Torchlight from January 2012 through the closing of the Merger. He has been the Managing Member of Brda & Company, LLC since 2002, which provides consulting services to public companies— with a focus in the oil and gas sector—on investor relations, equity and debt financings, strategic business development and securities regulation matters, prior to him becoming President of the company.

Roger N. Wurtele – Mr. Wurtele served as Torchlight’s Chief Financial Officer from September 2013 through the closing of the Merger. He is a versatile, experienced finance executive that has served as Chief Financial Officer for several public and private companies. He has a broad range of experience in public accounting, corporate finance and executive management. Mr. Wurtele previously served as CFO of Xtreme Oil & Gas, Inc. from February 2010 to September 2013. From May 2013 to September 2013 he worked as a financial consultant for Torchlight. From November 2007 to January 2010, Mr. Wurtele served as CFO of Lang and Company LLC, a developer of commercial real estate projects. He graduated from the University of Nebraska and has been a Certified Public Accountant for 40 years.

Greg McCabe, Sr. – Mr. McCabe was a member of Torchlight’s Board of Directors from July 2016 through the closing of the Merger. He was appointed Chairman of the Board of Directors of Torchlight in October 2016. He is an experienced geologist who brought over 36 years of oil and gas experience to Torchlight. He is a principal of numerous oil and gas focused entities including McCabe Petroleum Corporation, Manix Royalty, Masterson Royalty Fund and GMc Exploration. He has been the President of McCabe Petroleum Corporation from 1986 to the present. Mr. McCabe has been involved in numerous oil and gas ventures throughout his career and has a vast experience in technical evaluation, operations and acquisitions and divestitures.

Alexandre Zyngier – Mr. Zyngier served on Torchlight’s Board of Directors from June 2016 through the closing of the Merger. He has been the Managing Director of Batuta Advisors since founding it in August 2013. The firm pursues high return investment and advisory opportunities in the distressed and turnaround sectors. Mr. Zyngier has over 20 years of investment, strategy, and operating experience. He is currently a director of Atari SA and of certain private entities. Before starting Batuta Advisors, Mr. Zyngier was a portfolio manager at Alden Global Capital from February 2009 until August 2013, investing in public and private opportunities. He has also worked as a portfolio manager at Goldman Sachs & Co. and Deutsche Bank Co. Additionally, he was a strategy consultant at McKinsey & Company and a technical brand manager at Procter & Gamble. Mr. Zyngier holds an MBA in Finance and Accounting from the University of Chicago and a BS in Chemical Engineering from UNICAMP in Brazil.

Robert Lance Cook – Mr. Cook was a member of Torchlight’s Board of Directors from February 2019 through the closing of the Merger. Since August 2020, he has been the President of Sage Geosystems LLC, a company founded in Texas in 2020 which has developed a proprietary geothermal process which recently received funding for field trials. Previously, he was the Vice President of Production Operations of WellsX Corp. from July 2018 to August 2020. WellsX provides hydraulic fracturing and related oilfield services. Additionally, he has been the Managing Partner of Metis Energy LLC since January 2017, which owns and operates oil and gas wells in Texas as well as holds proprietary intellectual properties. Further, he is the President of Sage Geosystems LLC, a company founded in Texas in 2020 which has developed a proprietary geothermal process which is currently seeking funding for field trials. Prior to holding these positions, Mr. Cook worked for Shell Oil Company and its subsidiaries for over 36 years, retiring from the company in September 2016. He held numerous management and engineering positions for Shell, including most recently Chief Scientist for Wells and Production Technology and Chief Operations Officer for SWMS JV with Great Wall Drilling Company from January 2012 until his retirement. He holds a Bachelor of Science in Petroleum Engineering from the University of Texas.

Michael Graves – Mr. Graves served on the Board of Directors of Torchlight from August 17, 2017 through the closing of the Merger. He is a Certified Public Accountant, and since 2005 he has been a managing shareholder of Fitch & Graves in Sioux City, Iowa, which provides accounting and tax, financial planning, consulting and investment services.

Page	120

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

Code of Ethics

Torchlight adopted a code of ethics that applied to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics was previously available at torchlightenergy.com.

Audit Committee

Torchlight maintained a separately designated standing audit committee until the closing of the Merger. The Audit Committee consisted of three independent directors, Alexandre Zyngier, Michael Graves, and Robert Lance Cook. Mr. Zyngier was the Chairman of the Audit Committee, and the Board of Directors determined that he is an audit committee financial expert as defined in Item 5(d)(5) of Regulation S-K. The primary purpose of the Audit Committee was to oversee Torchlight’s accounting and financial reporting processes and audits of its financial statements on behalf of the Board of Directors. The Audit Committee met privately with management and with Torchlight’s independent registered public accounting firm and evaluated the responses by management both to the facts presented and to the judgments made by its outside independent registered public accounting firm.

Post-Merger Period

The following table sets forth information with respect to the Company's directors and its executive officers as of April 24, 2022.

Name	Age	Position(s)
George Palikaras	41	President, Chief Executive Officer and Director
Kenneth Rice	68	Chief Financial Officer and Executive Vice President
Jonathan Waldern	62	Chief Technology Officer
Ram Ramkumar	71	Chairman of the Board of Directors
Maurice Guitton	74	Director
Allison Christilaw	59	Director
Steen Karsbo	63	Director
Eric Leslie	66	Director
Ken Hannah	54	Director

Set forth below are the names, positions held and business experience of the Company's directors and executive officers as of April 24, 2022. Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

George Palikaras was appointed the President and CEO of the Company in June 2021, when Metamaterial, Inc. combined with Torchlight Energy Resources, Inc. Mr. Palikaras has held this role at the Company since June 2021 and he held the same role at Metamaterial, Inc. from 2011 through June 2021. Mr. Palikaras presently holds no other directorships in publicly traded companies. Mr. Palikaras has received Executive Education at Harvard, INSEAD, UCL and Stanford Business Schools. He earned his BEng. in Computer Engineering, an MSc. in Digital Communication Systems and did his PhD studies in Metamaterial science.

Page	121

Kenneth L. Rice Jr. has served as the Company’s Chief Financial Officer and Executive Vice President since June 2021 and served as Chief Financial Officer and Executive Vice President of Metamaterials, Inc. from December 2020 to June 2021. From April 2016 to March 2019, Mr. Rice held the position of Senior Vice President of LikeMinds, Inc. From April 2019 through November 2020 Mr. Rice was employed as CEO of Alderaan Group, LLC, a project management and consulting company. Mr. Rice holds no directorships. Mr. Rice holds a BSBA and an MBA from Babson College, a Juris Doctor from Suffolk University Law School and an LLM in taxation, specialized in international tax from Boston University Law School.

Jonathan Waldern, Ph.D. has served as the Chief Technology Officer of the Company since June 2021 and served as the Chief Technology of Metamaterials from December 2020 to June 2021. From 2003 through November 2020 Jonathan was founder, chairman, Chief Executive Officer and Chief Financial Officer of SBG Labs (DBA DigiLens) in Sunnyvale. Mr. Waldern holds no directorships in any public companies. He holds a PhD in Computer Science (Virtual Reality) that was supported by IBM Research Labs, from Loughborough University of Technology.

Ram Ramkumar has served as a director and Chairman of the Board since June 2021 and served as a director and Chairman of the board of directors of Metamaterial, Inc. from March 2020 to June 2021. He served as Chairman of the board of Snipp Interactive which is listed on the TMX from 2014 to 2018. He was a director of Continental Precious Minerals (“CPM”), a TMX listed company from 2017 until March 2020 when CPM combined with Metamaterial Inc. Mr. Ramkumar has a Bachelor of Technology (Metallurgical Engineering) and Master of Business Administration from the University of Toronto and was a chartered accountant.

Maurice Guitton has served as a director of the Company since June 2021 and served as a director of Metamaterial, Inc. from March 2020 to June 2021. Since November 2011, Maurice has been the President and CEO of Versa Tech Consulting Limited, a consulting company focused on advising its clients on composite materials. He served as Chairman of the board of Snipp Interactive which is listed on the TMX from 2014 to 2018. Mr. Guitton has no other directorships at present.

Allison Christilaw has served as a director of the Company since June 2021 and served as a director of Metamaterial, Inc. from March 2020 to June 2021. From November 2014 to November 2018, Ms. Christilaw was CEO of Reddin Global Inc., a management consulting company. From November 2018 to present, Ms. Christilaw has been an independent consultant. Since September 2015 she has also held a position on the Appleby College Board of Governors and on the Haltech Regional Innovation Centre Board of Directors since 2019. Ms. Christilaw holds a Bachelor of Arts in Honors Business Administration and a Masters degree in Business Administration from the Richard Ivey School of Business at Western University.

Steen Karsbo has served as a director of the Company since June 2021 and served as a director of Metamaterial, Inc. from March 2020 to June 2021. From July 1980 through June 2019 Mr. Karsbo was employed at Satair A/S/Airbus in a variety of senior management roles. Mr. Karsbo holds no directorships other than his role as a director of the Company.

Eric Leslie has served as a director of the Company since June 2021 and served as a director of Metamaterial, Inc. from March 2020 to June 2021. From November 2015 through December 2021, he held the position of President and CEO of TRION Energy Solutions Corporation. Mr. Leslie does not presently hold any other board memberships. Mr. Leslie holds a Bachelor of Arts from Western University.

Ken Hannah has served as a director of the Company since June 2021. Mr. Hannah has held the positions of Senior Vice President, Chief Financial Officer of Caleres since February 2015 and Executive Vice President and Chief Financial Officer of JC Penney Company, Inc. from May 2012 to March 2014. Mr. Hannah does not hold any Board positions in public companies other than the Company. Mr. Hannah holds a Masters Degree in Business Administration from Saint Louis University and a Bachelor of Science from Southern Illinois University, Carbondale.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own beneficially more than ten percent of its common stock, to file reports of ownership and changes of ownership with the SEC. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the fiscal year ended December 31, 2021, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners have complied with all

Page	122

applicable filing requirements during the fiscal year ended December 31, 2021, except for (i) four untimely Form 3s each filed on September 29, 2021 by our Chief Executive Officer George Palikaras and 10% or more stockholder Nadine Geddes, on October 22, 2021 by 10% or more stockholder owner Anne Lambert, on October 22, 2021 by 10% or more stockholder Thomas Welch and Anne Lambert, and again on December 8, 2021 by 10% or more shareholder Thomas Welch, all with respect to the Torchlight Energy Resources, Inc. merger and these individuals becoming subject to reporting requirements; (ii) one untimely Form 4 filed on November 26, 2021 by its Chief Executive Officer George Palikaras with respect to two transactions occurring on November 19, 2021 and one transaction occurring on November 22, 2021, and (iii) one untimely Form 4 filed on November 29, 2021 by Director Steen Karsbo with respect to one transaction occurring on November 24, 2021; (iii) one untimely Form 4 filed on November 29, 2021 by Chief Technology Officer Jonathan Waldern with respect to two transactions on November 18, 2021; (iv) one untimely Form 4 filed on December 9, 2021 by 10% or more stockholder Thomas Welch with respect to one transaction on November 17, 2021, one transaction on November 18, 2021, two transactions on November 19, 2021, two transactions on November 22, 2021, two transactions on November 24, 2021, three transactions on November 29, 2021, and one transaction on November 30, 2021; and (v) one untimely Form 4 filed on January 12, 2021 by the former Chairman of Torchlight’s Board of Directors Gregory McCabe with respect to three transactions occurring on September 18, November 11 and December 30, 2020.

Code of Conduct

The Company's board of directors has adopted a Code of Conduct, which applies to its directors, officers and employees. The Code of Conduct is posted on the Company's Internet web site at https://metamaterial.com. Any amendments to, or grant of waiver with respect to, any provision of the Company's Code of Conduct, will be disclosed noting the nature of such amendment or waiver as required or permitted under the applicable regulations of the SEC.

Procedures for Stockholder Recommendations of Nominees to the Board of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since we last provided disclosure regarding this process.

Audit Committee Members and Financial Expert

The Company maintains a separately designated standing audit committee. The Audit Committee currently consists of three independent directors, Ken Hannah, Allison Christilaw, and Maurice Guitton. The Board of Directors has determined that all members of the audit committee are independent directors, as defined in the Nasdaq qualification standards and by Section 10A of the Exchange Act. In addition, the Board of Directors has determined that Mr. Hannah, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee is governed by a charter adopted by the Board of Directors. The primary purpose of the Audit Committee is to oversee the Company's accounting and financial reporting processes and audits of its financial statements on behalf of the Board of Directors. The Audit Committee meets privately with management and with the independent registered public accounting firm and evaluates the responses by the Company's management both to the facts presented and to the judgments made by its outside independent registered public accounting firm.

Item 11. Executive Compensation.

Pre-Merger Period

The data set out below for the Pre-Merger Period reflects historical data for Torchlight for 2020 and for the Pre-Merger Period in 2021.

Summary Executive Compensation Table

Page	123

				Option
		Salary	Bonus	Awards	Total
Name and Principal Position	Year	($)	($)	($)	($)

John A. Brda	2021	$187,500	$1,500,000	$-	$1,687,500
Former CEO/Secretary/Director	2020	$375,000	$-	$-	$375,000

Roger N. Wurtele	2021	$112,500	$250,000	$-	$362,500
Former Chief Financial Officer	2020	$225,000	$-	$-	$225,000

Setting Executive Compensation

Torchlight fixed executive base compensation at a level believed to enable Torchlight to hire and retain individuals in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to overall business goals. Also considered was the compensation that was paid by companies believed to be competitors and by other companies with which Torchlight believed they generally compete for executives.

In establishing compensation packages for executive officers, numerous factors are considered, including the particular executive’s experience, expertise, and performance, the company’s overall performance, and compensation packages available in the marketplace for similar positions. In arriving at amounts for each component of compensation, the Compensation Committee strived to strike an appropriate balance between base compensation and incentive compensation. The Compensation Committee also endeavored to properly allocate between cash and non-cash compensation (including without limitation stock and stock option awards) and between annual and long-term compensation.

Employment Agreements

On July 15, 2020, Torchlight entered into new one-year employment agreements with each of John Brda, President and Chief Executive Officer, and Roger Wurtele, Chief Financial Officer. Their previous employment agreements expired in June 2020. Under the new agreements, Messrs. Brda and Wurtele will continue to receive their same annual salaries of $375,000 and $225,000, with 36% and 20% of the salaries, respectively, continuing to accrue unpaid until such time as the Board of Directors believes there is adequate cash for such payment, or as otherwise contemplated in the employment agreement. Each individual will be eligible for a bonus at the Compensation Committee’s discretion. Each agreement provides that if there is a “change of control” in the company (as defined in the agreement), the employee will be paid in one lump sum any amounts owed to the employee under the agreement that are accrued and unpaid plus his salary that would be earned through the end of the term of the agreement. Each employment agreement has a covenant not to compete and provides for expense reimbursement, four weeks of vacation and certain other benefits.

Additionally, as part of their employment compensation, the Compensation Committee granted Mr. Brda an option to purchase a total of up to 2,250,000 shares of common stock, including up to 375,000 shares at an exercise price of $0.50 per share and up to 1,875,000 shares at an exercise price of $1.00 per share, and granted Mr. Wurtele an option to purchase a total of up to 750,000 shares of common stock, including up to 375,000 shares at an exercise price of $0.50 per share and up to 375,000 shares at an exercise price of $1.00 per share. The options were granted under Torchlight’s Amended and Restated 2015 Stock Option Plan. The terms of the options of both executives provided that the options would vest upon either (a) the approval by shareholders of a change of control occurring prior to July 15, 2021, or (b) the company entering into a letter of intent with a third party prior to July 15, 2021 that contemplates a change of control, and the change of control transaction closes with that third party (or an affiliate(s) of that third party) at a date not later than July 15, 2022; subject, however, to acceleration and earlier vesting of all of the options in the event of (i) the termination of employment by the employee for “good reason” under his employment agreement or (ii) a determination of the Compensation Committee, at its discretion. In the event of the death or disability of the employee prior to vesting or if the company terminates the employee’s employment for reasons other than for “cause” under the employment agreement prior to vesting, the option will still vest upon the

Page	124

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

The following table details all outstanding equity awards held by our named executive officers at the end of the Pre-Merger Period:

		Option Awards		Equity Incentive
		Number of	Number of	Plan awards:
		Securities	Securities	Number of
		Underlying	Underlying	Securities
		Unexercised	Unexercised	Underlying	Option
	Option	Options	Options	Unexercised	Exercise	Option
	Award	(#)	(#)	Unearned Options	Price	Expiration
Name and Principal Position	Type	Exercisable	Unexercisable (1)	(#)	($)	Date

John A. Brda	Stock options	-	937,500	-	$2.00	15-Jul-25
	Stock options	-	187,500	-	$1.00	15-Jul-25

Roger N. Wurtele	Stock options	-	187,500	-	$2.00	15-Jul-25
	Stock options	-	187,500	-	$1.00	15-Jul-25

(1)

The options were awarded on July 15, 2020. The Compensation Committee granted Mr. Brda an option to purchase a total of up to 1,125,000 shares of common stock, including up to 187,500 shares at an exercise price of $1 per share and up to 937,500 shares at an exercise price of $2.00 per share, and granted Mr. Wurtele an option to purchase a total of up to 375,000 shares of common stock, including up to 187,500 shares at an exercise price of $1 per share and up to 187,500 shares at an exercise price of $2.00 per share. The options were granted under our 2015 Stock Option Plan which plan was approved by stockholders on October 26, 2020.

The above number of options and exercise price are adjusted to reflect the 1:2 reverse stock split of the Torchlight's common stock effected immediately prior to the closing of the Arrangement agreement.

Compensation of Directors

Torchlight had no standard arrangement pursuant to which directors are compensated for any services they provide or for committee participation or special assignments. Historically, Torchlight granted stock options to directors on a year-to-year basis. On October 26, 2020, however, Torchlight instead approved accruing cash payments to the board members, until such time as Torchlight had adequate cash on hand to pay any such accrued amounts to the board members. Since that date, each independent member of the board has received $100,000 per annum, payable $25,000 per quarter in advance to each such board member, with the fourth quarter of 2020 being pro-rated.

Summary Director Compensation Table

Page	125

Compensation to directors during the Pre-Merger Period was as follows:

Pre-Merger Period

	Fees Earned
	And Accrued		Option
	in 2021	Bonus	Awards	Total
Name and Principal Position	($)	($)	($)	($)
Alexandre Zyngier	$50,000	$-	$-	$50,000
Robert Lance Cook	$50,000	$-	$-	$50,000
Michael Graves	$50,000	$-	$-	$50,000

Post-Merger Period

Compensation of Named Executive Officers

Summary Compensation Table

The following table sets forth certain summary information concerning compensation that the Company paid or accrued to or on behalf of each of the Company's executive officers (the “Named Executive Officers”) during the fiscal year ended December 31, 2021.

				Option
		Salary	Bonus	Awards	Total
Name and Principal Position	Year	($)	($)	($) (1)	($)

George Palikaras	2021	$300,558	$414,041	$261,213	$975,812
President/CEO/Director
Kenneth Rice	2021	$231,100	$300,850	$-	$531,950
Chief Financial Officer and Executive Vice President
Jonathan Waldern	2021	$238,078	$200,000	$175,587	$613,665
Chief Technology Officer

(1)	Option awards value represents share based compensation from stock options valued using the Black Scholes Method at grant date.

Employment Agreements

George Palikaras

Page	126

On July 1, 2021, Metamaterial, Inc. entered into an executive employment contract (the “Palikaras Employment Agreement”) with George Palikaras, pursuant to which the Company agreed to employ Mr. Palikaras as the President and Chief Executive Officer of the Company, effective as of July 1, 2021, for an indefinite term in consideration of an annual base salary of CAD $553,500. Mr. Palikaras’ years of service since December 15, 2010 are recognized under the Palikaras Employment Agreement. Mr. Palikaras is eligible to participate in the Meta Employee Stock Option Plan. In the event that the Palikaras Employment Agreement is terminated the Company shall provide Mr. Palikaras with earned but unpaid salary, vacation pay and reimbursement of expenses and any other severance amounts as are required by applicable employment standards legislation.

Kenneth Rice

On December 14th, 2020, the Company entered into an executive employment agreement with Kenneth Rice (the “Rice Employment Agreement”) pursuant to which the Company agreed to employ Mr. Rice as the Chief Financial Officer and Executive Vice President of the Company, effective as of December14th, 2020, for an indefinite term in consideration of an annual base salary of US$156,000 which will be increased to US$216,000 on March 1st, 2021. Mr. Rice is eligible to receive a quarterly bonus up to US$27,000 based on his achievement of a balanced scorecard, in the sole discretion of the Company or the Meta Board. In the first two years, 25% of any quarterly bonus shall be issued in an amount of fully vested options of the Company. In addition, the Company granted Mr. Rice an option to acquire 300,000 common shares in connection with the execution of the Rice Employment Agreement.

In the event that the Rice Employment Agreement is terminated by Mr. Rice without Good Reason (as defined in the Rice Employment Agreement ), Mr. Rice will continue to receive base salary and benefits for a period of 6 months after providing the Company advance written notice, but will not be entitled to quarterly bonuses for any calendar quarter that ends or begins during that period. In the event that the Rice Employment Agreement is terminated by the Company without cause or Mr. Rice resigns for Good Reason (as defined in the Rice Employment Agreement ), the Company shall pay Mr. Rice continued payment of base salary for six months, plus payment of two quarterly bonuses. There will be a six months’ accelerated vesting of any unvested stock options. If Mr. Rice is terminated for Cause, he will only be entitled to earned but unpaid salary, vacation pay and reimbursement of expenses.

Jonathan Waldern

On December 16th, 2020, the Company entered into an executive employment agreement with Jonathan Waldern (the “Waldern Employment Agreement”) pursuant to which the Company agreed to employ Mr. Waldern as the Chief Technology Officer of the Company, effective as of December16th, 2020, for an indefinite term in consideration of an annual base salary of US$150,000 which increased to US$250,000 on March 1st, 2021. Mr. Waldern is eligible to receive a quarterly bonus up to US$50,000 based on his achievement of a balanced scorecard, in the sole discretion of the Company or the Meta Board. In the first two years, Mr. Waldern is also eligible to receive up to 0.25% per quarter of the then outstanding common stock of the Company as fully vested options of the Company. In addition, the Company granted Mr. Waldern an option to acquire 1,115,000 common shares in connection with the execution of the Waldern Employment Agreement.

In the event that the Waldern Employment Agreement is terminated by Mr. Waldern without Good Reason (as defined in the Waldern Employment Agreement), Mr. Waldern will continue to receive base salary and benefits for a period of 6 months after providing the Company advance written notice, but will not be entitled to quarterly bonuses for any calendar quarter that ends or begins during that period. In the event that the agreement is terminated by the Company without cause or Mr. Waldern resigns for Good Reason (each as defined in the Waldern Employment Agreement), the Company shall pay Mr. Waldern continued payment of base salary for six months, plus payment of two quarterly bonuses. There will be a six months’ accelerated vesting of any unvested stock options. If Mr. Waldern is terminated for cause, he will only be entitled to earned but unpaid salary, vacation pay and reimbursement.

Compensation of Directors

The compensation committee of the Company's board recommends director compensation to its board of directors based on factors it considers appropriate, market conditions and trends and the recommendations of management.

Page	127

	Fees Earned
	And Accrued		Option
	in 2021	Bonus	Awards	Total
Name and Principal Position	($)	($)	($) (1)	($)

Ram Ramkumar	$45,042	$-	$79,672	$124,714
Chairman of the Board of Directors
Maurice Guitton	$37,542	$-	$79,672	$117,214
Director
Allison Christilaw	$37,542	$-	$79,672	$117,214
Director
Steen Karsbo	$37,542	$-	$79,672	$117,214
Director
Eric Leslie	$37,542	$-	$79,672	$117,214
Director
Ken Hannah	$22,500	$-	$119,508	$142,008
Director

(1)	Equity awards value comprises of share based compensation from DSUs valued using the grant date fair value.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2021:

Plan category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (#)
Equity compensation plans approved by security holders	16,878,056	0.54	18,067,689
Equity compensation plans not approved by security holders	-	N/A	-
Total equity compensation plans	16,878,056	0.54	18,067,689

Security Ownership of Certain Beneficial Owners and Management

Page	128

The following table sets forth information, as of April 24, 2022, concerning, except as indicated by the footnotes below, (i) each person whom the Company knows beneficially owns more than 5% of its common stock, (ii) each of its directors, (iii) each of its named executive officers, and (iv) all of its directors and executive officers as a group. The table includes these persons’ beneficial ownership of common stock. The Company has determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, it believes, based on the information furnished to it, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 296,614,994 shares of common stock outstanding at April 24, 2022. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, the Company deemed outstanding shares of common stock subject to stock options, DSUs or warrants held by that person that are currently exercisable or exercisable within 60 days after April 24, 2022. The Company did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options, DSUs and warrants referenced in the footnotes below are currently fully vested and exercisable. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Beneficial Ownership Table

Page	129

		Common Stock
Name and Principal Position	Shares		% of Class

Greater than 5% stockholders
George Palikaras	33,431,941	(1)	10.1%
President/CEO/Director
Thomas Welch	46,212,620	(2)	13.5%
Anne Lambert	46,212,620	(3)	13.5%
Executive Officers and Directors
George Palikaras	33,431,941	(1)	10.1%
President/CEO/Director
Kenneth Rice	619,473	(4)	*
Chief Financial Officer and Executive Vice President
Jonathan Waldern	2,022,682	(5)	*
Chief Technology Officer
Ram Ramkumar	1,215,038	(6)	*
Director
Maurice Guitton	1,309,974	(7)	*
Director
Allison Christilaw	398,508	(8)	*
Director
Steen Karsbo	416,825	(9)	*
Director
Eric Leslie	1,520,135	(10)	*
Director
Ken Hannah	44,262	(11)	*
Director
All directors, executive officers and other beneficial owners as a group (9 persons)	40,978,838		12.1%

Page	130

(1)

Includes (a) 3,767,899 shares of common stock held by Mr. Palikaras, (b) 22,982,397 shares of common stock held by Lamda Guard Technologies LTD, (c) 3,307,775 shares of common stock held by Mr. Palikaras’ wife, (d) 1,476,000 shares of common stock that Mr. Palikaras has the right to acquire from the Company within 60 days of April 24, 2022 pursuant to the exercise of Options, (e) 111,910 shares of common stock that Mr. Palikaras’ wife has the right to acquire from the Company within 60 days of April 24, 2022 pursuant to the exercise of Options, (f) 1,461,240 shares of common stock that Mr. Palikaras has the right to acquire from the Company within 60 days of April 24, 2022 pursuant to the redemption of DSUs, and (g) 324,720 shares of common stock that Mr. Palikaras’ wife has the right to acquire from the Company within 60 days of April 24, 2022 pursuant to the redemption of DSUs.

(2)	Includes (a) 23,241,845 shares of common stock held by Mr. Welch and (b) 22,970,775 shares held by Mr. Welch’s wife, Anne Lambert.
(3)	Includes (a) 22,970,775 shares of common stock held by Ms. Lamberts and (b) 23,241,845 shares of common stock held by Ms. Lamberts' husband, Thomas Welch.
(4)	Includes 619,473 shares of common stock that Mr. Rice has the right to acquire from the Company within 60 days of April 24, 2022 pursuant to the exercise of Options.

(5)	Includes 2,022,682 shares of common stock that Mr. Waldern has the right to acquire from the Company within 60 days of April 24, 2022 pursuant to the exercise of Options.

(6)

Includes (a) 447,530 shares of common stock held by a company controlled by Mr. Ramkumar, (b) 738,000 shares of common stock that Mr. Ramkumar has the right to acquire from the Company within 60 days of April 24, 2022 pursuant to the exercise of Options, and (c) 29,508 shares of common stock that Mr. Ramkumar has the right to acquire from the Company within 60 days of April 24, 2022 pursuant to the redemption of DSUs.

(7)

Includes (a) 22,451 shares of common stock held by Mr. Guitton, (b) 1,029,697 shares of common stock that Mr. Guitton has the right to acquire from META within 60 days of April 24, 2022 pursuant to the exercise of Options, (c) 228,318 shares of common stock that Mr. Guitton has the right to acquire from the Company within 60 days of April 24, 2022 pursuant to the redemption of DSUs, and (d) 29,508 shares of common stock that Mr. Guitton has the right to acquire from the Company within 60 days of April 24, 2022 pursuant to the exercise of Warrants.

(8)

Includes (a) 369,000 shares of common stock that Ms. Christilaw has the right to acquire from the Company within 60 days of April 24, 2022 pursuant to the exercise of Options and (b) 29,508 shares of common stock that Ms. Christilaw has the right to acquire from the Company within 60 days of April 24, 2022 pursuant to the redemption of DSUs.

(9)

Includes (a) 18,317 shares of common stock held by Mr. Karsbo, (b) 369,000 shares of common stock that Mr. Karsbo has the right to acquire from the Company within 60 days of April 24, 2022 pursuant to the exercise of Options, and (c) 29,508 shares of common stock that Mr. Karsbo has the right to acquire from the Company within 60 days of April 24, 2022 pursuant to the redemption of DSUs.

(10)

Includes (a) 591,324 shares of common stock held by Mr. Leslie, (b) 899,303 shares of common stock that Mr. Leslie has the right to acquire from the Company within 60 days of April 24, 2022 pursuant to the exercise of Options, and (c) 29,508 shares of common stock that Mr. Leslie has the right to acquire from the Company within 60 days of April 24, 2022 pursuant to the redemption of DSUs.

(11)	Includes 44,262 shares of common stock that Mr. Hannah has the right to acquire from the Company within 60 days of April 24, 2022 pursuant to the redemption of DSUs.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Audit Committee reviews all related party transactions (as defined by Item 404 of Regulation S-K) in accordance with NASDAQ listing standards. In addition, the charter of the Audit Committee requires the Audit Committee to review a summary of any director’s or officer’s related-party transactions and potential conflicts of interest on a yearly basis. The charter also requires the Audit Committee to review our conflict of interest policy (which is part of our Code of Conduct) and compliance with that policy on an annual basis.

On February 18, 2021, Thomas Welch and wife, Anne Lambert, converted certain debt instruments into common stock of Metamaterial Inc., which, together resulted in Thomas Welch and Anne Lambert holding common stock of META pursuant to the Arrangement. Prior to the issuance of these debt instrument, Thomas Welch and Anne Lambert were each an investor in and lender to Metamaterial Inc.

Page	131

On March 16, 2021, Lamda Guard Technologies Ltd, a company controlled by Mr. Palikaras and his wife, converted an amount of CA$290,230 into common stock of Metamaterial Inc.

Following the closing of the Merger, the Company issued indebtedness in the amount of $15,000,000 to Oilco Holdings, Inc. Such loan is secured by shares of Common Stock held by Gregory McCabe and by Mr. McCabe’s interest in the development of the Orogrande Project. The value of the collateral securing such loan is variable and may not fully collateralize the principal amount of such loan.

Gregory McCabe has controlling interests in Masterson Hazel Partners, LP (“MHP), McCabe Petroleum Corporation (“MPC”), Wolfbone Investments, LLC (“Wolfbone”), and ORRI – Magdalena Royalties, LLC (“Magdalena” and together with MHP, MPC and Wolfbone, the “McCabe Entities”). Mr. McCabe holds, at his option, a 10% working interest back-in after payout and a reversionary interest in the approximately 172,000 predominately contiguous acres in the Orogrande Basin in West Texas held by Hudspeth if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. Mr. McCabe also holds a 4.5% overriding royalty interest in the Orogrande acreage, which he obtained prior to, and was not a part of the August 2014 transaction involving the Company and Hudspeth. Wolfbone and Magdalena together hold a 23.25% revenue interest and a 25% working interest in the Orogrande Project as of December 31, 2021.

On November 11, 2020, Torchlight and MPC sold their entire interest in a project in Winkler County, Texas. In connection with this sale, MPC allocated its cash consideration of $100,000 to Torchlight in return for 313,480 shares of common stock of Torchlight.

Director Independence

All of the Company's current Board of Directors are considered independent except the Company's CEO, George Palikaras, who does not serve on any of the Board’s respective committees. The definition of “independent” used herein is based on the independence standards of The Nasdaq Stock Market LLC and as defined by SEC rules and regulations. The Board performed a review to determine the independence of these Directors and made a subjective determination as to each of these directors that no transactions, relationships, or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of Meta Materials Inc. In making these determinations, the Board reviewed information provided by these directors with regard to each Director’s business and personal activities as they may relate to the Company and its management.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees paid or accrued by the Company for the audit and other services provided by its auditor, KPMG LLP during the year ended December 31, 2021 and the audit and other services provided by its auditor, Briggs & Veselka Co. during the year ended December 31, 2020.

	2021	2020

Audit Fees (1)	$1,804,310	$153,277
Tax Fees (2)	51,485	32,000
Total Fees	$1,855,795	$185,277

Page	132

(1)

Audit Fees: This category represents the aggregate fees billed for professional services rendered by the principal independent accountant for the following:

•
audit of the Company's annual financial statements and review of financial statements included in Form 10-K.
•
audit of the Company's financial statements for the years ended December 31, 2020 and 2019 subsequent to the conversion of the Company's IFRS based financial statements to conform with U.S. GAAP included in 8-K/A.
•
Other fees relating to obtaining consents from the Company's current and prior independent accountants.

(2)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent consultant for tax compliance, tax advice, and tax planning.

Audit Committee’s Pre-Approval Policies and Procedures

It is the policy of the Audit Committee to pre-approve all audit and permitted non-audit services proposed to be performed by our independent auditor. All audit and permitted non-audit services performed in fiscal 2021 were pre-approved by the Audit Committee. The process for such pre-approval is typically as follows: Audit Committee pre-approval is sought at one of the Audit Committee’s regularly scheduled meetings following the presentation of information at such meeting detailing the particular services proposed to be performed. The authority to pre-approve non-audit services may be delegated by the Audit Committee, pursuant to guidelines approved by the Audit Committee, to one or more members of the Audit Committee. None of the services described above were approved by the Audit Committee pursuant to the exception provided by the Exchange Act rules.

The Audit Committee has reviewed the non-audit services provided by KPMG LLP (“KPMG”) and has determined that the provision of such services is compatible with maintaining KPMG’s independence for the period of time during which it has served as our independent auditor.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Filed Herewith
1.1.0	Underwriting Agreement, dated February 8, 2021, between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC	10k	18-Mar-21
1.2.0	Sales Agreement, dated as of June 16, 2021, by and between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC	8k	16-Jun-21
1.2.1	Amended and Restated Sales Agreement, dated as of June 21, 2021, by and between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC	8k	21-Jun-21
2.1.0	Arrangement Agreement between Metamaterial Inc. and Torchlight Energy Resources, Inc., dated December 14, 2020	8k	14-Dec-20
2.1.1	Amendment to Arrangement Agreement dated February 3, 2021	8k	3-Feb-21
2.1.2	Amendment to Arrangement Agreement dated March 11, 2021	8k	11-Mar-21
2.1.3	Amendment to Arrangement Agreement dated March 31, 2021	8k	1-Apr-21
2.1.4	Amendment to Arrangement Agreement dated April 15, 2021	8k	15-Apr-21
2.1.5	Amendment to Arrangement Agreement dated May 2, 2021	8k	3-May-21

Page	133

2.1.6	Amendment to Arrangement Agreement dated June 18, 2021	8k	21-Jun-21
2.2.0	Arrangement Agreement between Meta Materials Inc. and Nanotech Securities, dated August 4, 2021	10k	2-March-22
3.1.0	Articles of Incorporation	10k	18-Mar-19
3.1.1	Certificate of Amendment to Articles of Incorporation dated December 10, 2014.	10Q	15-May-15
3.1.2	Certificate of Amendment to Articles of Incorporation dated September 15, 2015.	10Q	12-Nov-15
3.1.3	Certificate of Amendment to Articles of Incorporation dated August 18, 2017.	10Q	9-Nov-18
3.1.4	Amendment to the Articles of Incorporation of Torchlight Energy Resources, Inc., dated June 14, 2021	8K	16-Jun-21
3.1.5	Certificate of Amendment related to the Reverse Stock Split and Name Change, filed June 25, 2021	8k	29-Jun-21
3.2.0	Amended and Restated Bylaws	8k	26-Oct-16
3.3.0	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Preferred Stock, dated June 14, 2021, as modified by the Certificate of Correction, dated June 15, 2021	8k	16-Jun-21
3.3.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Special Voting Preferred Stock, dated June 14, 2021	8k	16-Jun-21
4.1.0	Form of Investor Warrant	10k	2-March-22
4.2.0	Form of Broker Warrant	10k	2-March-22
4.3.1	ACOA BDP (2015) - Contract 200804 - Original Document	10k	2-March-22
4.3.1.1	ACOA BDP (2015) - Contract 200804 - Ammendment March 4, 2014			X
4.3.1.2	ACOA BDP (2015) - Contract 200804 - Ammendment November 24, 2014			X
4.3.1.3	ACOA BDP (2015) - Contract 200804 - Revised Repayment Schedule November 25, 2020			X
4.3.2	ACOA AIF (2015) - Contract 203260 - Original Document	10k	2-March-22
4.3.2.1	ACOA AIF (2015) - Contract 203260 - Ammendment October 29, 2015			X
4.3.2.2	ACOA AIF (2015) - Contract 203260 - Ammendment Feb 11, 2016			X
4.3.2.3	ACOA AIF (2015) - Contract 203260 - Ammendment October 28 2016			X
4.3.3	ACOA BDP (2018) - Contract 211326 - Original Document	10k	2-March-22
4.3.3.1	ACOA BDP (2018) - Contract 211326 - Ammendment May 17, 2019			X
4.3.3.2	ACOA BDP (2018) - Contract 211326 - Ammendment June 12, 2019			X
4.3.3.3	ACOA BDP (2018) - Contract 211326 - Ammendment November 4, 2019			X
4.3.4	ACOA BDP (2019) - Contract 212622 - Original Document	10k	2-March-22
4.3.5	ACOA RRRF (2021) - Contract 217574 - Original Document	10k	2-March-22
4.6	Form of Common Stock	10k	2-March-22
10.1.1	Highfield Park, Dartmouth, NS - Lease 20200828 - Original Document	10k	2-March-22
10.1.1.1	Highfield Park, Dartmouth, NS - Lease 20210603 - Amendment June 1, 2021	10k	2-March-22
10.1.1.2	Highfield Park, Dartmouth, NS - Subscription Agreement	10k	2-March-22

Page	134

10.2.0	Employment Agreement with George Palikaras, dated July 1, 2021	10k	2-March-22
10.2.1	Employment Agreement with Kenneth Rice, dated December 11, 2020	10k	2-March-22
10.2.2	Employment Agreement with Jonathan Waldern dated December 16, 2020	10k	2-March-22
10.14.0	Form of Meta Materials Inc. Indemnification Agreement	8k	29-June-21
14.0	Code of Conduct	10k	2-March-22
21.1.0	List of Subsidiaries	10k	2-March-22
23.0	Consent of Independent Auditors			X
24.0	Power of Attorney	10k	2-March-22
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
99.1	Report of PeTech Enterprises, Inc.			X
101.SCH	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary

None.

Page	135

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meta Materials Inc.

Dated: May 2, 2022	By:	/s/ George Palikaras
George Palikaras
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 2, 2022	By:	/s/ Kenneth Rice
Kenneth Rice
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

Page	136

Signature	Title	Date

/s/ George Pallifaras	Chief Executive Officer	2-May-22
George Palikaras	(Principal Executive Officer)

/s/ Kenneth Rice	Chief Financial Officer	2-May-22
Kenneth Rice	(Principal Financial Officer)

/s/ *	Chairman and Director	2-May-22
Ram Ramkumar

/s/ *	Director	2-May-22
Maurice Guitton

/s/ *	Director	2-May-22
Allison Christilaw

/s/ *	Director	2-May-22
Steen Karsbo

/s/ *	Director	2-May-22
Eric Leslie

/s/ *	Director	2-May-22
Ken Hannah

By: /s/ Kenneth Rice

Attorney-in-Fact

Page	137