Form 10-Q
period 2022-03-31
META MATERIALS INC.
filed 2022-05-10
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 296,614,994 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

	As of	As of
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$29,749,773	$46,645,704
Restricted cash	478,897	788,768
Short-term investments	—	2,875,638
Grants receivable	29,150	175,780
Accounts receivable	2,514,443	1,665,700
Inventory	366,959	265,718
Prepaid expenses and other current assets	3,843,663	3,451,367
Assets held for sale	72,000,000	75,500,000
Due from related parties	10,314	10,657
Total current assets	108,993,199	131,379,332
Intangible assets, net	28,306,272	28,971,824
Property, plant and equipment, net	29,977,784	27,018,114
Operating lease right-of-use assets	6,230,735	6,278,547
Goodwill	240,769,981	240,376,634
Total assets	$414,277,971	$434,024,451
Liabilities and stockholders’ equity
Current liabilities
Trade and other payables	$9,944,822	$13,335,470
Current portion of long-term debt	363,654	491,278
Current portion of deferred revenues	695,160	779,732
Current portion of deferred government assistance	858,942	846,612
Preferred stock liability	72,000,000	75,500,000
Current portion of operating lease liabilities	782,901	663,861
Asset retirement obligations	21,937	21,937
Total current liabilities	84,667,416	91,638,890
Deferred revenues	660,297	637,008
Deferred government assistance	—	3,038
Deferred tax liability	329,205	324,479
Long-term operating lease liabilities	3,676,258	3,706,774
Funding obligation	286,182	268,976
Long-term debt	2,920,931	2,737,171
Total liabilities	92,540,289	99,316,336
Stockholders’ equity
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 286,927,265 shares issued and outstanding at March 31, 2022, and $0.001 par value; unlimited shares authorized, 284,573,316 shares issued and outstanding at December 31, 2021	265,106	262,751
Additional paid-in capital	467,692,775	463,136,404
Accumulated other comprehensive income (loss)	608,446	(296,936)
Accumulated deficit	(146,828,645)	(128,394,104)
Total stockholders’ equity	321,737,682	334,708,115
Total liabilities and stockholders’ equity	$414,277,971	$434,024,451

Commitments and contingencies (note 18)

Subsequent events (note 19)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended March 31,
	2022	2021
Revenue:
Product sales	$168,127	$22,047
Development revenue	2,806,568	574,256
Total Revenue	2,974,695	596,303
Cost of goods sold	778,712	400
Gross Profit	2,195,983	595,903
Operating Expenses:
Selling & Marketing	1,035,986	396,594
General & Administrative	14,597,913	2,592,885
Research & Development	3,971,139	1,779,256
Total operating expenses	19,605,038	4,768,735
Loss from operations	(17,409,055)	(4,172,832)
Interest expense, net	(164,434)	(450,908)
Gain (Loss) on foreign exchange, net	148,391	(166,444)
Loss on financial instruments, net	—	(40,004,921)
Other (loss) income, net	(1,009,443)	591,907
Total other expense, net	(1,025,486)	(40,030,366)
Loss before income taxes	(18,434,541)	(44,203,198)
Income tax recovery	—	44,679
Net loss	$(18,434,541)	$(44,158,519)
Other Comprehensive Income net of tax
Foreign currency translation gain	905,382	21,128
Fair value gain on changes of own credit risk	—	671,600
Total Other Comprehensive Income	905,382	692,728
Comprehensive loss	$(17,529,159)	$(43,465,791)
Basic and diluted loss per share (1)	$(0.06)	$(0.26)
Weighted average number of shares outstanding - basic and diluted (1)	285,224,469	168,864,762
(1)
Retroactively restated for the three months ended March 31, 2021 for the Torchlight RTO (“Reverse Acquisition”) as described in Note 3

The accompanying notes are an integral part of these condensed consolidated interim financial statements

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) (1)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance, January 1, 2022	284,573,316	$262,751	$463,136,404	$(296,936)	$(128,394,104)	$334,708,115
Net loss	—	—	—	—	(18,434,541)	(18,434,541)
Other comprehensive income	—	—	—	905,382	—	905,382
Exercise of stock options	730,249	730	196,437	—	—	197,167
Exercise of warrants	1,623,700	1,625	167,950	—	—	169,575
Stock-based compensation	—	—	4,191,984	—	—	4,191,984
Balance, March 31, 2022	286,927,265	$265,106	$467,692,775	$608,446	$(146,828,645)	$321,737,682

Balance, January 1, 2021	154,163,975	$132,347	$29,022,977	$(655,884)	$(37,396,843)	$(8,897,403)
Net loss	—	—	—	—	(44,158,519)	(44,158,519)
Other comprehensive income	—	—	—	692,728	—	692,728
Conversion of promissory notes	20,391,239	20,391	23,635,974	—	—	23,656,365
Conversion of secured debentures	14,155,831	14,156	22,104,626	—	—	22,118,782
Conversion of unsecured debentures	5,105,338	5,105	5,764,370	—	—	5,769,475
Conversion of long-term debt	124,716	125	221,718	—	—	221,843
Conversion of payable to related party	150,522	151	225,835	—	—	225,986
Exercise of stock options	178,720	179	48,450	—	—	48,629
Exercise of warrants	82,097	82	31,502	—	—	31,584
Exercise of broker warrants	61,331	61	16,194	—	—	16,255
Stock-based compensation	286,292	286	497,489	—	—	497,775
Balance, March 31, 2021	194,700,061	$172,883	$81,569,135	$36,844	$(81,555,362)	$223,500

(1)
Retroactively restated from the earliest period presented for the Torchlight RTO (“Reverse acquisition”) as described in Note 3

The accompanying notes are an integral part of these condensed consolidated interim financial statements

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31, 2022	March 31, 2021
	$	$
Cash flows from operating activities:
Net loss	$(18,434,541)	$(44,158,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash finance income	(12,920)	—
Non-cash interest expense	126,714	358,562
Non-cash lease expense	240,548	73,383
Deferred income tax	—	(44,679)
Depreciation and amortization	1,672,969	590,201
Unrealized foreign currency exchange (gain) loss	(140,902)	31,339
Loss on financial instruments, net	—	40,004,921
Change in deferred revenue	(79,146)	565,801
Non-cash government assistance	(3,047)	(348,650)
Loss on debt settlement	—	19,253
Stock-based compensation	3,995,442	426,794
Non-cash consulting expense	196,541	—
Changes in operating assets and liabilities	(6,306,857)	88,119
Net cash used in operating activities	(18,745,199)	(2,393,475)
Cash flows from investing activities:
Purchases of intangible assets	—	(128,209)
Purchases of property, plant and equipment	(1,746,936)	(1,477,329)
Proceeds from short-term investments	2,884,999	—
Net cash provided by (used in) investing activities	1,138,063	(1,605,538)
Cash flows from financing activities:
Proceeds from long-term debt	—	1,096,262
Repayments of long-term debt	(91,641)	(12,098)
Proceeds from government grants	—	223,384
Proceeds from unsecured promissory notes	—	13,963,386
Proceeds from stock option exercises	197,167	48,629
Proceeds from warrants exercises	169,575	47,839
Net cash provided by financing activities	275,101	15,367,402
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,332,035)	11,368,389
Cash, cash equivalents and restricted cash at beginning of the period	47,434,472	1,395,683
Effects of exchange rate changes on cash, cash equivalents and restricted cash	126,233	108,578
Cash, cash equivalents and restricted cash at end of the period	$30,228,670	$12,872,650
Supplemental cash flow information
Accrued purchases of property, equipment and patents	$1,772,821	$127,456
Right-of-use assets obtained in exchange for lease liabilities	146,822	1,300,573
Settlement of liabilities in common stock	—	52,063,431
Interest paid on debt	—	64,528

The accompanying notes are an integral part of these condensed consolidated interim financial statements

META MATERIALS INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

1. Corporate information

Meta Materials Inc. (also referred to herein as the “Company”, “META”, “we”, “us”, “our”, or “Resulting Issuer”) is a smart materials and photonics company specializing in metamaterial research and products, nanofabrication, and computational electromagnetics. Our registered office is located at 85 Swanson Road, Boxborough, Massachusetts 01719 and our principal executive office is located at 1 Research Drive, Halifax, Nova Scotia, Canada.

On December 14, 2020, we (formerly known as “Torchlight Energy Resources, Inc.” or “Torchlight”) and our subsidiaries, Metamaterial Exchangeco Inc. (formerly named 2798832 Ontario Inc., “Canco”) and 2798831 Ontario Inc. (“Callco”), entered into an Arrangement Agreement (the “Arrangement Agreement”) with Metamaterial Inc., an Ontario corporation headquartered in Nova Scotia, Canada (“MMI”), to acquire all of the outstanding common stock of MMI by way of a statutory plan of arrangement (the “Arrangement”) under the Business Corporations Act (Ontario), on and subject to the terms and conditions of the Arrangement Agreement (the “Torchlight RTO”). On June 25, 2021, we implemented a reverse stock split. On June 28, 2021, following the satisfaction of the closing conditions set forth in the Arrangement Agreement, the Arrangement was completed, and we changed our name from “Torchlight Energy Resources, Inc.” to “Meta Materials Inc.” and changed our trading symbol from “TRCH” to “MMAT”.

On June 28, 2021, and pursuant to the completion of the Arrangement Agreement, we began trading on the NASDAQ under the symbol “MMAT” while MMI common stock was delisted from the Canadian Securities Exchange (“CSE”) and at the same time, Metamaterial Exchangeco Inc., a wholly-owned subsidiary of META, started trading under the symbol “MMAX” on the CSE. Certain previous shareholders of MMI elected to convert their common stock of MMI into exchangeable shares in Metamaterial Exchangeco Inc. These exchangeable shares, which can be converted into common stock of META at the option of the holder, are similar in substance to common shares of META and have been included in the determination of outstanding common shares of META.

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

2. Significant accounting policies

Basis of presentation— These unaudited condensed consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Our fiscal year-end is December 31. The condensed consolidated interim financial statements include the accounts of Meta Materials Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

These unaudited condensed consolidated interim financial statements do not include all of the information and notes required by US GAAP for annual financial statements. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and notes for the years ended December 31, 2021, 2020 and 2019, filed with the Securities and Exchange Commission (“SEC”) on Form 10-K/A.

Recently Adopted Accounting Pronouncements: We currently have no material recently adopted accounting pronouncements.

Recently Issued Accounting Pronouncements: We currently have no material recent accounting pronouncements yet to be adopted.

3. Acquisitions and preferred stock liability

Torchlight RTO

On June 28, 2021, We and our subsidiaries, Canco and Callco, completed an arrangement agreement where we acquired all of the outstanding common stock of MMI and the former shareholders of MMI acquired approximately 70% of our Common Stock. Accordingly, the former shareholders of MMI, as a group, retained control of the Company, and while the Company was the legal acquirer of MMI, MMI was deemed to be the acquirer for accounting purposes. Pursuant to ASC 805 Business Combinations, the transaction was accounted for as a reverse acquisition. Consideration transferred was measured to be $358 million and the difference between the consideration transferred and fair value of net assets resulted in the recognition of goodwill of $213 million.

Nanotech acquisition

On October 5, 2021, a wholly-owned subsidiary of the Company purchased 100% of the common stock of Nanotech Security Corp. ("Nanotech") at CA$1.25 per share. In addition, the transaction price included the settlement of certain Nanotech share awards outstanding immediately prior to the closing of the agreement. The consideration paid to the shareholders under the agreement resulted in a total purchase price of $72.1 million (CA$90.8 million) and the difference between the consideration paid and fair value of net assets resulted in the recognition of goodwill of $27 million.

Other considerations

As of and for the period ended March 31, 2022, no changes have been made to the provisional purchase price allocations of the Torchlight RTO and the Nanotech acquisition, as disclosed in the audited consolidated financial statements and notes for the years ended December 31, 2021 and 2020 contained in form 10K/A filed with the Securities and Exchange Commission on May 2, 2022.

We believe that information gathered to date provides a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, however we are waiting for additional information necessary to finalize these fair values including assessment of any tax assets and liabilities and tax position in different jurisdictions. Therefore, the provisional measurements of fair value are subject to change. We expect to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition dates.

4. Related party transactions

As of March 31, 2022 and December 31, 2021, receivables due from a related party (Lamda Guard Technologies Ltd, or “LGTL”) were $10,314 and $10,657, respectively.

5. Assets held for sale

As of March 31, 2022 and December 31, 2021, assets held for sale represent the acquired oil and natural gas properties from the Torchlight RTO.

Orogrande Project, West Texas

Our outstanding drilling obligation includes five wells in 2022 and 2023. All drilling obligations through December 31, 2021 have been met. The drilling obligations are minimum yearly requirements and may be exceeded if acceleration is desired.

During the three months ended March 31, 2022, we have incurred an additional $1.1 million in cost to ensure that compliance with the relevant leases was maintained.

The Orogrande Project ownership as of March 31, 2022 is detailed as follows:

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

Hazel Project in the Midland Basin in West Texas

As part of our review of the fair value of the Hazel Project property as at March 31, 2022, we obtained a new engineering reserve report prepared by PeTech Enterprises, Inc. ("PeTech"), a third-party Reserve Engineer. The calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

Total reserve estimates made in the new engineering reserve report were lower than those previously made and used in the valuation for the Hazel Project property as of December 31, 2021. This resulted in $3.5 million decrease in the fair value of the preferred share liability, and a corresponding impairment for the same amount to Assets Held for Sale, such that the fair value of the Hazel Project property as of March 31, 2022 is $nil.

6. Inventory

Inventory consists of photosensitive materials, lenses, laser protection film and finished eyewear, and is comprised of the following:

	March 31, 2022	December 31, 2021
Raw materials	$291,191	$196,868
Supplies	17,349	8,886
Work in process	40,804	30,636
Finished goods	17,615	29,328
Total inventory	$366,959	$265,718

7. Property, plant and equipment, net

Property, plant and equipment consist of the following:

	Useful life	As of
	(years)	March 31, 2022	December 31, 2021
Land	N/A	$476,152	$469,317
Building	25	5,545,952	5,509,403
Computer equipment	3-5	295,481	262,320
Computer software	1	281,667	277,717
Manufacturing equipment	2-5	22,603,569	17,762,405
Office furniture	5-7	584,447	525,961
Enterprise Resource Planning software	5	214,224	211,149
Leasehold Improvements	5	1,346,287	236,251
Assets under construction	N/A	6,545,468	8,872,695
		37,893,247	34,127,218
Accumulated depreciation and impairment		(7,915,463)	(7,109,104)
		$29,977,784	$27,018,114

Depreciation expense was $754,957 and $361,773 for the three months ended March 31, 2022, and March 31, 2021, respectively.

Property, plant and equipment is pledged as security under a General Security Agreement (a “GSA”) signed in favor of the Royal Bank of Canada (“RBC”) on July 14, 2014, which is related to our corporate bank account and credit card and includes all property, plant and equipment and intangible assets.

8. Long-term debt

	March 31, 2022	December 31, 2021
ACOA Business Development Program (“BDP”) 2012 interest-free loan1 with a maximum contribution of CA$500,000, repayable in monthly repayments commencing October 1, 2015 of CA$5,952 until June 1, 2023. Loan repayments were temporarily paused effective April 1, 2020 until January 1, 2021 as a result of the COVID-19 outbreak. As at March 31, 2022, the amount drawn down on the loan, net of repayments, is CA$89,286 (December 31, 2021 - CA$107,143).	$68,497	$80,390
ACOA Atlantic Innovation Fund (“AIF”) 2015 interest-free loan[1,2] with a maximum contribution of CA$3,000,000. Annual repayments, commencing June 1, 2021, are calculated as a percentage of gross revenue for the preceding fiscal year, at Nil when gross revenues are less than CA$1,000,000, 5% when gross revenues are less than CA$10,000,000 and greater than CA$1,000,000, and CA$500,000 plus 1% of gross revenues when gross revenues are greater than CA$10,000,000. As at March 31, 2022, the amount drawn down on the loan is CA$2,924,615 (December 31, 2021 - CA$2,924,615).	1,728,368	1,666,764
ACOA BDP 2018 interest-free loan[1,3] with a maximum contribution of CA$3,000,000, repayable in monthly repayments commencing June 1, 2021 of CA$31,250 until May 1, 2029. As at March 31, 2022, the amount drawn down on the loan, net of repayments, is CA$2,687,500 (December 31, 2021 - CA$2,781,250).	1,313,195	1,319,130
ACOA BDP 2019 interest-free loan[1] with a maximum contribution of CA$100,000, repayable in monthly repayments commencing June 1, 2021 of CA$1,400 until May 1, 2027. As at March 31, 2022, the amount drawn down on the loan, net of repayments, is CA$86,111 (December 31, 2021 - CA$90,278).	41,466	42,011
ACOA Regional Relief and Recovery Fund (“RRRF”) 2020 interest-free loan with a maximum contribution of CA$390,000, repayable on monthly repayments commencing April 1, 2023 of CA$11,000 until April 1, 2026. As at March 31, 2022, the amount drawn down on the loan is CA$390,000 (December 31, 2021 - CA$390,000).	133,059	120,154
	3,284,585	3,228,449
Less: current portion	363,654	491,278
	$2,920,931	$2,737,171

1 We were required to maintain a minimum balance of positive equity throughout the term of the loan. However, on November 14, 2019, ACOA waived this requirement for the period ending June 30, 2019 and for each period thereafter until the loan is fully repaid.

2 The carrying amount of the ACOA AIF loan is reviewed each reporting period and adjusted as required to reflect management’s best estimate of future cash flows, discounted at the original effective interest rate.

3 A portion of the ACOA BDP 2018 loan was used to finance the acquisition and construction of manufacturing equipment resulting in $425,872 was being recorded as deferred government assistance, which is being amortized over the useful life of the associated equipment. We recorded the amortization expense for the three months ended March 31, 2022 of $3,047 (three months ended March 31, 2021—$36,020) as government assistance in the condensed consolidated interim statements of operations and comprehensive loss. As of March 31, 2022, the portion recorded as deferred government assistance is amortized in full.

9. Capital stock

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

•
The numbers of common shares issued pre-Torchlight RTO have been multiplied by the 1.845 Torchlight conversion ratio.
•
The amounts of common shares issued pre-Torchlight RTO were calculated by multiplying the number of shares by 0.001 and the 1.845 Torchlight conversion ratio and the difference were recognized in additional paid in capital.

During the three months ended March 31, 2022, 1,988,617 warrants and were exercised to purchase 1,623,700 common shares where most warrant holders elected cashless exercise and consequently, the difference of 364,917 shares was withheld to cover the exercise cost.

During the three months ended March 31, 2022, 730,249 stock options were exercised to purchase an equal number of common shares.

Warrants

The following table summarizes the changes in our warrants:

	Three months ended
	March 31, 2022
	Number of
	warrants (#)	Amount
Outstanding, December 31, 2021	5,264,959	$6,957,974
Exercised	(1,988,617)	(251,915)
Expired	(692,462)	(101,156)
Outstanding, March 31, 2022	2,583,880	$6,604,903

Broker warrants

The following table summarizes the changes in our broker warrants:

	Three months ended
	March 31, 2022
	Number of
	warrants (#)	Amount
Outstanding, December 31, 2021	13,887	$1,826
Expired	(13,887)	(1,826)
Outstanding, March 31, 2022	—	$—

10. Stock-based payments

On December 3, 2021, our shareholders approved the 2021 Equity Incentive Plan to utilize the 3,500,000 shares reserved and unissued under the Torchlight 2015 Stock Option and Grant Plan and the 6,445,745 shares reserved and unissued under the MMI 2018 Stock Option and Grant plan to set the number of shares reserved for issuance under the 2021 Equity Incentive Plan at 34,945,745 shares.

The 2021 Equity Incentive Plan allows the grants of non-statutory stock options, restricted stock, restricted stock units ("RSUs"), stock appreciation rights, performance units and performance shares to employees, directors, and consultants.

DSU Plan

On March 28, 2013, we implemented a Deferred Stock Unit (DSU) Plan for our directors, employees and officers. Directors, employees and officers are granted DSUs with immediate vesting as a form of compensation. Each unit is convertible at the option of the holder into one common share. Eligible individuals are entitled to receive all DSUs (including dividends and other adjustments) no later than December 1st of the first calendar year commencing after the time of termination of their services.

As of March 31, 2022, there were 3,647,026 outstanding DSUs. There were no new DSUs issued, no DSUs exercised and no DSUs expired during the three months ended March 31, 2022.

RSU Plan

Each unit is convertible at the option of the holder into one common share of our shares upon meeting the vesting conditions.

Total stock-based compensation expense related to RSUs included in the condensed consolidated interim statements of operations was as follows:

Three months ended
March 31,
2022
Cost of sales	$50,653
Selling & marketing	15,493
General & administrative	120,165
Research & development	97,211
$283,522

The following table summarizes the change in outstanding RSUs:

	Number of RSUs (#)	Weighted Average grant date fair value
Outstanding, December 31, 2021	300,000	$6.43
Granted	3,832,278	1.71
Outstanding, March 31, 2022	4,132,278	$2.05
X
Vested, March 31, 2022	300,000	$6.43

Employee Stock Option Plan

Each stock option is convertible at the option of the holder into one common share upon payment of exercise price.

Total stock-based compensation expense related to stock options included in the condensed consolidated interim statements of operations was as follows:

	Three months ended
	March 31,
	2022	2021
Selling & marketing	$4,393	$11,269
General & administrative	3,283,469	243,890
Research & development	424,058	171,635
	$3,711,920	$426,794

The following table summarizes the change in our outstanding stock options:

	Number of Options (#)	Weighted Average exercise price per stock option	Weighted Average exercise remaining contractual term (years)	Aggregate intrinsic value
Outstanding, December 31, 2021	21,404,641	$0.36	$7.34	$56,924,556
Granted	6,839,449	2.02
Forfeited	(8,732)	0.27
Exercised	(730,249)	0.27
Outstanding, March 31, 2022	27,505,109	$0.78	$5.34	$27,675,251
X
Exercisable, March 31, 2022	19,407,982	$0.73	$7.31	$21,320,991

Below is a summary of the outstanding options as of March 31, 2022 and December 31, 2021:

	March 31,		December 31,
	2022		2021
Exercise price	Number outstanding #	Number exercisable #	Number outstanding #	Number exercisable #
$0.27	18,328,548	14,034,258	19,067,529	10,893,918
0.12	518,112	518,113	518,112	518,112
0.15	369,000	369,000	369,000	369,000
2.00	1,075,000	1,075,000	1,075,000	1,125,000
1.00	375,000	375,000	375,000	325,000
3.47	200,000	200,000	—	—
7.96	300,000	300,000	—	—
1.97	1,894,111	1,894,111	—	—
1.58	4,445,338	642,500	—	—
	27,505,109	19,407,982	21,404,641	13,231,030

The fair value of options granted was estimated at the grant date using the following weighted-average assumptions:

Three months ended
March 31, 2022
Grant date fair value	1.16
Weighted average expected volatility	87%
Weighted average risk-free interest rate	1.78%
Weighted average expected life of the options	5.43 years

Where possible, we use the simplified method to estimate the expected term of employee stock options. We do not have adequate historical exercise data to provide a reasonable basis for estimating the expected term for the current share options granted. The simplified method assumes that employees will exercise share options evenly between the period when the share options are vested and ending on the date when the options would expire.

The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may not necessarily be the actual outcome.

11. Income taxes

We estimate our annual effective income tax rate in recording our quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

Our effective tax rate for the three months ended March 31, 2022 differs from the statutory rates due to valuation allowance as well as different domestic and foreign statutory tax rates.

Deferred tax recovery for the three months ended March 31, 2022 was $nil (three months ended March 31, 2021 - $44,679).

	Three months ended
	March 31,
	2022	2021
Deferred tax recovery	$—	$44,679

We have not yet been able to establish profitability or other sufficient significant positive evidence, to conclude that our deferred tax assets are more likely than not to be realized. Therefore, we continue to maintain a valuation allowance against our deferred tax assets.

12. Net loss per share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented:

	Three months ended
	March 31,
	2022	2021
Numerator:
Net loss	$(18,434,541)	$(44,158,519)
Denominator:
Weighted-average shares, basic	285,224,469	168,864,762
Weighted-average shares, diluted	285,224,469	168,864,762
Net loss per share
Basic	$(0.06)	$(0.26)
Diluted	$(0.06)	$(0.26)

The following potentially dilutive shares were not included in the calculation of diluted shares above as the effect would have been anti-dilutive:

	Three months ended
	March 31,
	2022	2021 [1]
Options	$27,505,109	$24,264,957
Warrants	2,583,880	3,000,844
DSUs	3,647,026	3,455,224
RSUs	4,132,278	-
	$37,868,293	$30,721,025

1All references to numbers in comparative figures have been retroactively restated to reflect the number of stock of the legal parent (accounting acquiree) issuable following the reverse acquisition. The numbers of options, warrants, and DSUs issued pre-Torchlight RTO have been multiplied by 1.845 Torchlight conversion ratio.

13. Additional cash flow information

The net changes in non-cash working capital balances related to operations consist of the following:

	Three months ended
	March 31,
	2022	2021
Grants receivable	$146,950	$30,436
Inventory	(96,285)	126,939
Other receivables	(821,774)	(66,258)
Prepaid expenses	74,343	30,782
Other current assets	(417,054)	(13,208)
Trade payables	(5,062,908)	(11,694)
Due from (to) related party	(54,051)	(8,878)
Operating lease Right-of-use Asset	(56)	-
Operating lease liabilities	(76,022)	-
	$(6,306,857)	$88,119

14. Fair value measurements

We use a fair value hierarchy, based on the relative objectivity of inputs used to measure fair value, with Level 1 representing inputs with the highest level of objectivity and Level 3 representing the lowest level of objectivity.

The fair values of cash and cash equivalents, restricted cash, short-term investments, grants and accounts receivables, due from related parties and trade and other payables approximate their carrying values due to the short-term nature of these instruments. The current portion of long-term debt has been included in the below table.

The fair value of assets held for sale is classified at level 3 as the fair value of the O&G assets was estimated by obtaining a valuation study performed by Roth Capital Inc. and a subsequent engineering reserve report by Petech.

The fair value of the preferred stock liability is also classified as level 3 since the fair value measurement of the oil and natural gas properties forms the basis for the fair value measurement of the preferred stock liability as of March 31, 2022.

The fair values of the funding obligation, operating lease liabilities, and long-term debt would be classified at Level 3 in the fair value hierarchy, as each instrument is estimated based on unobservable inputs including discounted cash flows using the market rate, which is subject to similar risks and maturities with comparable financial instruments as at the reporting date.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

	March 31, 2022		December 31, 2021
Financial liability	Carrying value	Fair value	Carrying value	Fair value
Funding obligation	$286,182	$172,819	$268,976	$170,338
Operating lease liabilities	4,459,159	5,088,149	4,370,635	6,149,369
Long-term debt	3,284,585	2,201,679	3,228,449	2,303,648

15. Revenue

We have one operating segment based on how management internally evaluates separate financial information, business activities and management responsibility.

Revenue is disaggregated as follows:

	Three months ended
	March 31,
	2022	2021
Product sales	$168,127	$22,047
Contract revenue [1]	2,706,568	408,920
Other development revenue	100,000	165,336
Development revenue	2,806,568	574,256
	$2,974,695	$596,303

1 A portion of contract revenue represents previously recorded deferred revenue that was recognized as revenue after satisfaction of performance obligations either through passage of time or after completion of specific performance milestones.

Customer concentration

A significant amount of our revenue is derived from contracts with major customers. For the three months ended March 31, 2022, revenue from one customer accounted for $2,668,144 or 90% of total revenue. Nanotech currently derives a significant portion of its revenue from contract services with a G10 central bank. In 2021, Nanotech entered into a development contract for up to $41.5 million over a period of up to five years. These contract services incorporate both nano-optic and optical thin film technologies and are focused on developing authentication features for future banknotes.

For the three months ended March 31, 2021, we had one customer that accounted for $245,229 or 41% of total revenue.

16. Loss on financial instruments, net

	Three months ended
	March 31,
	2022	2021
Loss on unsecured convertible promissory notes – Bridge loan	$—	$(19,163,417)
Gain on unsecured convertible promissory notes – Torchlight notes	—	191,973
Loss on secured convertible debentures	—	(16,957,029)
Loss on unsecured convertible debentures	—	(4,076,448)
	$—	$(40,004,921)

17. Leases

We entered into the following lease during the three months ended March 31, 2022:

Burnaby lease expansion

On February 25, 2022, our subsidiary Nanotech entered into an agreement to amend its Burnaby lease ("expansion"), to expand the premises by an additional 1,994 square feet, commencing on June 1, 2022, for a period of two years and eleven months. The agreement provides the tenant with early access to the premises at least three months prior to the commencement date to conduct leasehold improvements. We obtained access to the premises on March 25, 2022 and consequently recognized a right-of-use asset and liability for the expansion as of March 31, 2022, of $146,822.

Total operating lease expense included in the condensed consolidated interim statements of operations and comprehensive loss is as follows:

	Three months ended
	March 31,
	2022	2021
Operating lease expense	$426,428	$45,437
Short term lease expense	81,638	26,150
Variable and other lease expense	58,817	12,710
Total	$566,883	$84,297

We have elected the practical expedient in ASC 842 "Leases" to not capitalize any leases with initial terms of less than twelve months on our balance sheet and include them as short-term lease expense in the condensed consolidated interim statements of operations and comprehensive loss.

Future minimum payments under non-cancelable operating lease obligations were as follows as of March 31, 2022:

Remainder of 2022	$819,471
2023	1,230,530
2024	1,235,980
2025	1,114,417
2026	961,099
Thereafter	2,987,718
Total minimum lease payments	8,349,215
Less: interest	(3,890,056)
Present value of net minimum lease payments	4,459,159
Less: current portion of lease liabilities	(782,901)
Total long-term lease liabilities	$3,676,258

18. Commitments and contingencies

Legal Matters

On April 30, 2020, our wholly owned subsidiary, Hudspeth Oil Corporation, filed suit against Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies. The suit seeks the recovery of approximately $1.4 million in costs incurred as a result of a tool failure during drilling activities on the University Founders A25 #2 well that is located in the Orogrande Field. Working interest owner Wolfbone Investments, LLC, a company owned by our former Chairman Gregory McCabe, is a co-plaintiff in that action. After the suit was filed, Cordax filed a mineral lien in the amount of $104,500 against the Orogrande Field and has sued the operator and counterclaimed against Hudspeth for breach of contract, seeking the same amount as the lien. We have added the manufacturer of one of the tool components that we contend was a cause of the tool failure. It was later discovered that Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies forfeited its charter to conduct business in the State of Texas by failing to timely pay its franchise taxes, and we added members of the board of directors to the case pursuant to the Texas Tax Code. It was recently disclosed that Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies is the subsidiary of a Canadian parent company, Cordax Evaluation Technologies, Inc., who has also been added to the case. The suit, Hudspeth Oil Corporation and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies, was filed in the 189th Judicial District Court of Harris County, Texas. Our current Chairman of the Board filed a special appearance after being served with citation, alleging that he was a Canadian citizen with no meaningful ties to Texas. After discovery was conducted on this issue, we filed a nonsuit without prejudice for this Defendant, dismissing him from the case. The remaining parties are currently engaged in preliminary discovery and are scheduling mediation.

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

In September 2021, we received a subpoena from the Securities and Exchange Commission, Division of Enforcement, in a matter captioned In the Matter of Torchlight Energy Resources, Inc. The subpoena requests that we produce certain documents and information related to, among other things, the merger involving Torchlight Energy Resources, Inc. and Metamaterial Inc. We are cooperating and intend to continue to cooperate with the SEC’s investigation. We can offer no assurances as to the outcome of this investigation or its potential effect, if any, on us or our results of operation.

On January 3, 2022, a putative securities class action lawsuit was filed in the U.S. District Court for the Eastern District of New York captioned Maltagliati v. Meta Materials Inc., et al., No. 1:21-cv-07203, against us, our Chief Executive Officer, our Chief Financial Officer, Torchlight’s former Chairman of the Board of Directors, and Torchlight’s former Chief Executive Officer. On January 26, 2022, a similar putative securities class action lawsuit was filed in the U.S. District Court for the Eastern District of New York captioned McMillan v. Meta Materials Inc., et al., No. 1:22-cv-00463. The McMillan complaint names the same defendants and asserts the same claims on behalf of the same purported class as the Maltagliati complaint. The complaints, purportedly brought on behalf of all purchasers of our publicly traded securities from September 21, 2020 through and including December 14, 2021, assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) arising primarily from a short-seller report and statements related to our business combination with Torchlight. The complaints seek unspecified compensatory damages and reasonable costs and expenses, including attorneys’ fees. On April 11, 2022, the Court held a hearing on motions to consolidate the two actions and to appoint a lead plaintiff or lead plaintiffs, but has not yet ruled on the motions.

On January 14, 2022, a shareholder derivative action was filed in the U.S. District Court for the Easter District of New York captioned Hines v. Palikaras, et al., No. 1:22-cv-00248. The complaint names as defendants certain of our current officers and directors, certain former Torchlight officers and directors, and us (as nominal defendant). The complaint, purportedly brought on behalf of the Company, asserts claims under Section 14(a) of the Exchange Act, contribution claims under Sections 10(b) and 21D of the Exchange Act, and various state law claims such as breach of fiduciary duties and unjust enrichment. The complaint seeks, among other things, unspecified compensatory damages in favor of the Company, certain corporate governance related actions, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. On March 9, 2022, the Court entered a stipulated order staying this action until there is a ruling on a motion to dismiss in the Securities Class Action.

Contractual Commitments and Purchase Obligations

a)
On January 29, 2021, we arranged an irrevocable standby letter of credit with Toronto Dominion Bank (“TD”) in favor of Covestro Deutschland AG (“Covestro”) for EUR 600,000 in relation to Cooperation Framework Agreement (“CFA”). In the event we fail to meet the performance milestones under the CFA, Covestro shall draw from the letter of credit with TD. The letter of credit was secured by restricted cash of CA$1,000,000 under a cash use agreement which has been recorded as long-term debt in the consolidated balance sheets. We have assessed the performance milestones against ASC 606 and recognized the full contract amount as development revenue in the year ended December 31, 2021. As of March 31, 2022, Covestro has issued certificates of reduction totaling EUR 325,000 and the letter of credit had an outstanding amount of EUR 275,000.
b)
During 2020, we signed a three-year supply deal with Covestro Deutschland AG, which provides early access to new photo-sensitive holographic film materials, the building block of MMI’s holographic product. This agreement will not only allow early access to Covestro’s R&D library of photopolymer films but will also accelerate MMI’s product development and speed of innovation. Target markets include photonics/optical filters and holographic optical elements, diffusers, laser eye protection, optical combiners, and AR (augmented reality) applications. The agreement is valid till October 31, 2023.
c)
During 2018, we arranged a guarantee/standby letter of credit with RBC in favor of Satair A/S for $500,000 in relation to an advance payment received. In the event we fail to deliver the product as per the contract or refuse to accept the return of the product as per the buyback clause of the contract or fails to repay the advance payment in accordance with the conditions of the agreement signed with Satair on September 18, 2018, Satair shall draw from the letter of credit with RBC. Borrowings from the letter of credit with RBC are repayable on demand. The letter of credit from RBC is secured by a performance security guarantee cover issued by Export Development of Canada. Further, this guarantee/standby letter of credit expires on October 5, 2021. As at March 31, 2022, no amount has been drawn from the letter of credit with RBC.
d)
On December 8, 2016, we entered into a cooperation agreement with a large aircraft manufacturer to co-develop laser protection filters for space and aeronautical civil and military applications, METAAIR, and support the setup of manufacturing facilities for product certification and development. The cooperation agreement includes financial support provided to us in the form of non-recurring engineering costs of up to $4,000,000 to be released upon agreement of technical milestones in exchange for a royalty fee due by us on gross profit after sales and distribution costs. The total royalty fee to be paid may be adjusted based on the timing of our sales and the amount ultimately paid to us by large aircraft manufacturer to support the development.
e)
Certain nano-optic products are subject to a 3% sales royalty in favor of Simon Fraser University ("SFU") where certain elements of the nano-optic technology originated. Royalties were $Nil during the three months ended March 31, 2022 (2021 - $296). In 2014, our wholly owned subsidiary, Nanotech, prepaid royalties that would offset against future royalties owed as part of the transfer of the intellectual property from SFU, of which $197,016 remains prepaid as at March 31, 2022 (December 31, 2021 - $197, 016).
f)
Product revenue associated with six patents acquired by Nanotech is subject to royalties. We agreed to share 10% of any revenues related to the patents received from a specific customer for a period of two years and ongoing royalties of 3% and 6% on other revenues derived from the patents for a period of five years. There were no royalties during the three months ended March 31, 2022 (March 31, 2021 - $Nil).
g)
As at March 31, 2022, we had ongoing commitments for maintenance contracts and asset purchases as follows:

Remainder of 2022	$976,157
2023	43,872
2024	3,115
$1,023,144

19. Subsequent events

Subsequent to March 31, 2022, 10,310 stock options were exercised.

On April 5, 2022, Meta Materials Inc. acquired Plasma App Ltd. in a stock for stock transaction valued at $20 million. Plasma App Ltd. is the developer of PLASMAfusion™, a first of its kind, proprietary manufacturing platform technology, which enables high speed coating of any solid material on any type of substrate. Plasma App Ltd.’s team is located at the Rutherford Appleton Laboratories in Oxford, UK.

Due to the timing of when the transaction closed, there remains insufficient information available to management to be able to complete the initial accounting for the business combination, and as such, the provisional purchase price allocation has not been disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (“MD&A”) of the financial condition and results of the operations of Meta Materials Inc. (also referred to herein as the “Company”, “META”, “we”, “us”, “our”, or “Resulting Issuer”) constitutes management’s review of the factors that affected our financial and operating performance for the three months ended March 31, 2022. The condensed consolidated interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021 which are contained in Form 10-K/A filed with the Securities and Exchange Commission on May 2, 2022. All financial information is stated in U.S. dollars unless otherwise specified. Our condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.

Further information about us and our operations can be obtained from the offices of META, from the META’s website or on EDGAR at www.sec.gov/edgar.shtml.

This MD&A contains certain forward-looking information and forward-looking statements, as defined within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. (Collectively referred to herein as “forward- looking statements”). These statements relate to future events or our future performance. All statements other than statements of historical fact are forward- looking statements. Often, but not always, forward-looking statements can be identified by the use of words such as “plans”, “expects”, “is expected”, “budget”, “scheduled”, “estimates”, “continues”, “forecasts”, “projects”, “predicts”, “intends”, “anticipates” or “believes”, or variations of, or the negatives of, such words and phrases, or statements that certain actions, events or results “may”, “could”, “would”, “should”, “might” or “will” be taken, occur or be achieved. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those anticipated in such forward-looking statements. The forward-looking statements in this MD&A speak only as of the date of this MD&A or as of the date specified in such statements.

Although we believe that the plans, intentions and expectations reflected in this forward-looking information are reasonable, we cannot be certain that these plans, intentions, or expectations will be achieved. Actual results, performance, or achievements could differ materially from those contemplated, expressed or implied by the forward-looking information contained in this report. Disclosure of important factors that could cause actual results to differ materially from our plans, intentions, or expectations are included in this report under the heading Risk Factors.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any of our future results, performance or achievements expressed or implied by forward-looking statements. All forward-looking statements herein are qualified by this cautionary statement. Accordingly, readers should not place undue reliance on forward- looking statements. We undertake no obligation to update publicly or otherwise revise any forward-looking statements whether as a result of new information or future events or otherwise, except as may be required by law. If we do update one or more forward-looking statements, no inference should be drawn that it will make additional updates with respect to those or other forward-looking statements, unless required by law.

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

BUSINESS OVERVIEW

Meta Materials Inc. (also referred to herein as the “Company”, “META”, “we”, “us”, “our”, or “Resulting Issuer”) is a developer of high-performance functional materials and nanocomposites. Our registered office is located at 85 Swanson Road, Boxborough, Massachusetts 01719, and our principal executive office is located at 1 Research Drive, Halifax, Nova Scotia, Canada.

We have generated a portfolio of intellectual property and is now moving toward commercializing products at a performance and price point combination that has the potential to be disruptive in multiple market verticals. Our platform technology includes holography, lithography, and medical wireless sensing. The underlying approach that powers our platform technologies comprises advanced materials, metamaterials and functional surfaces. These materials include structures that are patterned in ways that manipulate light, heat, and electromagnetic waves in unusual ways. Our advanced structural design technologies and scalable manufacturing methods provide a path to broad commercial opportunities in aerospace and defense, automotive, energy, healthcare, consumer electronics, and data transmission.

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

We have many product concepts currently in various stages of development with multiple potential customers in diverse market verticals. Our business model is to co-develop innovative products or applications with industry leaders that add value. This approach enables us to understand market dynamics and ensure the relevance and need for our products.

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

Our principal products that employ holography technology are our metaAIR® laser glare protection eyewear, metaAIR® laser glare protection films for law enforcement and holoOPTIXTM notch filters. We co-developed our metaAIR® laser glare protection eyewear product with Airbus S.A.S. It has been engineered to provide laser glare protection for pilots, military and law enforcement using our holography technology. metaAIR® is a holographic optical filter developed using nano-patterned designs that block and deflect specific colors or wavelengths of light. We launched metaAIR® with strategic and exclusive distribution partner, Satair, a wholly owned Airbus company and started producing and selling metaAIR® in April 2019. The scale-up and specification for the raw photopolymer material used to produce the eyewear was successfully finalized in late 2019 and commercialized in 2020. We launched our laser glare protection films for law enforcement use in late 2020. These films are designed to be applied to face shields and helmet visors providing the wearer with the same type of laser glare eye protection afforded to pilots by metaAIR® glasses while preserving peripheral vision critical to law enforcement duties. holoOPTIXTM notch filters are optical filters that selectively reject a portion of the spectrum, while transmitting all other wavelengths. They are used in applications where it is necessary to block light from a laser, as in machine vision applications and in confocal or multi-photon microscopy, laser-based fluorescence instrumentation, or other life science applications. holoOPTIXTM notch filters were commercially launched in November 2020.

We have additional products in development that utilize our proprietary holography technology. Included in the holoOPTIX TM family of products are holographic optical elements (“HOEs”). HOEs are a core component in the display of augmented reality smart glasses products, as well as (in their larger version) in Heads-Up Displays (“HUDs”), in automobiles and aircraft.

Lithography Technology

Lithography is a process commonly used in the fabrication of integrated circuits, in which a light-sensitive polymer (photoresist), is exposed and developed to form 3D relief images on the substrate, typically a silicon wafer of up to 300mm (11.8 inches) in diameter. In order to meet the performance, fabrication-speed, and/or cost criteria required for many potential applications that require large area and low cost nanopatterning, we have developed a new nanolithography method called “Rolling Mask” lithography (registered trademark RML®), which combines the best features of photolithography, soft lithography and roll-to-plate/roll-to-roll printing capability technologies. Rolling Mask Lithography utilizes a proprietary UV light exposure method where a master pattern is provided in the form of a cylindrical mask. We designed these master patterns and over the years, they have become part of a growing library of patterns, enriching our intellectual property (“IP”). The nanostructured pattern on the mask is then rolled over a flat surface area writing a nano-pattern into the volume of a photoresist, creating patterned grooves, metal is then evaporated and fills the patterned grooves. The excess metal is then removed by a known post-process called lift-off. The result is an invisible conductive metal mesh-patterned surface (registered trademark NANOWEB®) that can be fabricated onto any glass or plastic transparent surface in order to offer high transparency, high conductivity and low haze smart materials.

Our current principal prototype product in lithography technology is our transparent conductive film, NANOWEB®. The lithography division operates out of our wholly owned U.S. subsidiary, Metamaterial Technologies USA Inc. ("MTI US"). MTI US can produce meter-long samples of NANOWEB®, at a small volumes scale, for industry customers/partners. Throughout 2020 and 2021, We have been ordering and upgrading our equipment at our California facility to efficiently supply NANOWEB® samples in larger volumes. In late 2021, we installed our first roll-to-roll, NANOWEB® pilot scale production line at our Pleasanton, California facility. The line is configured for 300mm-wide rolls of substrate. All the equipment passed factory acceptance tests prior to delivery and installation, and the line is currently being optimized.

There are six NANOWEB®-enabled products and applications that are currently in early stages of development including:

•
NANOWEB® for Transparent EMI Shielding
•
NANOWEB® for Transparent Antennas
•
NANOWEB® for 5G signal enhancement
•
NANOWEB® for Touch Screen Sensors
•
NANOWEB® for Solar cells
•
NANOWEB® for Transparent Heating to de-ice and de-fog

More details of these products and applications can be found in our EDGAR filings and on our website at www.metamaterial.com.

We have entered into a collaboration agreement with Crossover Solutions Inc. to commercialize the NANOWEB® enabled products and applications for the automotive industry and with ADI Technologies to help secure contracts with the US Department of Defense.

Nano-optic structures and color-shifting foils - In October 2021, we acquired Nanotech which specializes in designing, originating, recombining, and mass-producing nanotechnology-based films with application for a wide variety of products and markets. Nanotech develops and produces nano-optic structures and color-shifting foils used in authentication and brand protection applications across a wide range of markets including banknotes, secure government documents, and commercial branding. Our nano-optic security technology platforms include:

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

Our Wireless Sensing platform uses infrared and radio frequency (RF) transmitters and receivers to collect and measure a variety of biological information intended to enable non-invasive and safe medical diagnostics. The platform entails the ability to cancel reflections (anti-reflection) from the skin to reduce the natural impedance the skin provides to such signals and increase the Signal-to-Noise Ratio (“SNR”) of certain diagnostic instruments used in conjunction with the platform. This reflection-cancelling requirement is satisfied using our proprietary metamaterial films that employ patterned designs, printed on metal-dielectric structures on flexible substrates that act as anti-reflection (impedance-matching) coatings when placed over the human skin in combination with medical diagnostic modalities, such as MRI, ultrasound systems, non-invasive glucometers etc. We are developing a number of medical products that employ this proprietary technology. glucoWISE®, is in development as a completely non-invasive glucose measurement device. It is being developed first as a tabletop medical device product, followed by a portable, pocket-size product and ultimately as a wearable. In magnetic resonance imaging (MRI), increasing the SNR by orders of magnitude has been demonstrated to produce much higher resolution images with significant increases in imaging speed resulting in better patient throughput and potentially more accurate diagnoses in imaging clinics. For example, we are developing metaSURFACE™ (also known as radiWISE™) an innovation which allows an improvement in signal to noise ratio of up to 40 times for MRI scans. The metaSURFACE™ device consists of proprietary non-ferrous metallic and dielectric layers that are exactingly designed to interact (resonate) with radio waves increasing the SNR. We are also researching the use of our Radio Wave Imaging technology in breast cancer and stroke diagnosis.

We are developing wireless sensing and radio wave imaging applications from our London, UK office and our newly established Athens, Greece office.

Oil and Gas operations

As part of the Arrangement Agreement with Torchlight Energy Resources, Inc. ("Torchlight"), we acquired a group of oil and gas assets ("O&G assets") and had interest in them as follows:

•
the Orogrande Project in Hudspeth County, Texas
•
the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas
•
the Hunton wells in partnership with Kodiak in Central Oklahoma

We have classified these assets as assets held for sale pursuant to our commitment to sell or spin out the O&G assets prior to the earlier of (i) December 31, 2021 or (ii) the date which is six months from the closing of the Arrangement, or (iii) such later date as may be agreed between us and the individual appointed to serve as the representative of the holders of Series A Preferred Stock (the “Sale Expiration Date”). The Series A Preferred Stock will automatically be cancelled once the entitled dividends have been paid. For more information on these assets, see the description in Note 5, “Assets Held for Sale” of the financial statements for the year ended December 31, 2021 and Item 1A, risk Factors in Form 10-K/A filed with the Securities and Exchange Commission on May 2, 2022.

BUSINESS AND OPERATIONAL HIGHLIGHTS

Throughout 2021, our activities were focused on our research and development efforts as well as expansion of our intellectual property estate. As we moved into 2022, new emphasis was, and will continue to be, placed on investments in pilot scale manufacturing of NANOWEB® products and expansion of our production capacity in our banknote and brand security lines. Through the remainder of 2022, we will also place emphasis on more aggressive design, development and clinical testing of our array of medical products. We believe these efforts represent an efficient approach to monetizing our intellectual property assets.

Highfield Park facility

We leased approximately 53,000 square foot facility in Dartmouth, Nova Scotia, with the lease commencing on January 1, 2021. The facility will host our holography and lithography R&D labs and manufacturing operations. We also amended this lease agreement on June 9, 2021 to expand the leased space by approximately 15,000 square feet, reduce the annual rent for the 10-year term of the lease and obtain from the landlord CA$0.5 million in cash to fund ongoing tenant improvements. In exchange, the landlord received 993,490 shares of MMI common stock at CA$3.40 per share. During Q1 2022, we purchased equipment for approximately $0.4 million as well as spent $1.76 million on construction work. We will continue to incur additional construction and equipment costs through the remainder of 2022.

Pleasanton facility

During 2021, we signed multiple lease amendments with our lessor in Pleasanton, California to expand the leased space of the facility in the United States to include additional space of 14,379 square feet as well as extend the duration of the leased spaces until September 30, 2026. We have spent approximately $0.3 million on additional equipment for our first pilot scale roll-to-roll line which is expected to be ready for low volume production during the second half of fiscal year 2022. We have also spent $0.2 million on leasehold improvements.

Thurso facility

As part of the Nanotech acquisition in October 2021, we acquired property, plant, and equipment with an estimated fair value of $25.8 million including a 105,000 square foot facility in Thurso, Quebec. Approximately 35,000 square feet is being utilized for existing production capacity, and the remaining 70,000 square feet is available to expand output to facilitate future growth. We are currently developing a facility expansion plan for 2022.

In April 2022, we have been awarded $2.2 million in additional purchase orders under the development contract between our wholly owned subsidiary, Nanotech, and a confidential central bank client.

RESULTS OF OPERATIONS

Revenue and Gross Profit

	Three months ended March 31,
	2022	2021	Change
Product sales	$168,127	$22,047	$146,080	663%
Development revenue	2,806,568	574,256	2,232,312	389%
Total Revenue	2,974,695	596,303	2,378,392	399%
Cost of goods sold	778,712	400	778,312	194578%
Gross Profit	$2,195,983	$595,903	$1,600,080	269%

The increase in product sales is due to the revenue generated primarily from Nanotech amounting to $91,653 and Metamaterial Technologies Canada Inc. and Metamaterial Technologies USA Inc. amounting $15,774, and $60,700, respectively, for the three months ended March 31, 2022. Product sales include products, components, and samples sold to multiple customers.

The increase in development revenue for the three months ended March 31, 2022 of $2.2 million is due to an increase in contract revenue of $2,297,648 and decrease in other development revenue of $65,336. The increase in contract revenue is primarily due to revenue generated by Nanotech from contract services subsequent to its acquisition by the Company. Nanotech currently derives a significant portion of its revenue from contract services with a confidential G10 central bank. In 2021, Nanotech entered into a development contract for up to $41.5 million over a period of up to five years. These contract services incorporate both nano-optic and optical thin film technologies and are focused on developing authentication features for future banknotes.

The increase in cost of goods sold in 2022 compared to 2021, is primarily due to the production costs of $727,835 from Nanotech pertaining to contract revenue during the period.

Operating expenses

	Three months ended March 31,
	2022	2021	Change
Operating Expenses
Selling & Marketing	$1,035,986	$396,594	$639,392	161%
General & Administrative	14,597,913	2,592,885	12,005,028	463%
Research & Development	3,971,139	1,779,256	2,191,883	123%
Total operating expenses	$19,605,038	$4,768,735	$14,836,303	311%

The increase in selling and marketing expenses for the three months ended March 31, 2022, compared to the same period of 2021, is primarily due to:

•
$0.3 million increase in salaries and benefits due to new hires in the latter part 2021 along with the Torchlight and Nanotech acquisitions.
•
$0.3 million increase in conference fees and travel expenses relating to the participation in trade shows and conferences in Q1 2022.

The increase in general and administrative expenses for the three months ended March 31, 2022, compared to the same period of 2021, is primarily due to:

•
$4.2 million increase in professional fees mainly due to legal costs associated with the pending SEC investigation, ongoing lawsuits as well as other consulting fees.
•
$3.2 million increase in share-based compensation mainly in relation to the quarterly vesting cost of RSUs and stock options granted during Q1 2022.
•
$1.8 million increase in salaries and benefits associated with the increase in our head count through all locations including as a result of 1) Our continuous growth and talent acquisition 2) the acquisition of Nanotech in Q4 2021 3) Contractors hired to manage the O&G assets in the latter part of 2021.
•
$1.1 million increase in depreciation and amortization expenses mainly due to acquired intangible assets in Q4 2021 as part of the Nanotech acquisition as well as the increase in depreciation expense due to acquired equipment in different facilities in 2021.
•
$0.6 million increase in insurance expense due to the new insurance requirements in the US resulting from our NASDAQ listing.
•
$0.5 million increase in rent and utilities due to the lease expansion of our Highfield Park facility in Nova Scotia, Canada and the Pleasanton facility in California, new operational facilities from Nanotech, and the opening of administrative locations in Boxborough, Massachusetts and Plano, Texas.

The increase in research and development expenses for the three months ended March 31, 2022, compared to the same period of 2021, is primarily due to:

•
$1.1 million increase in salaries and benefits primarily due to the expansion of headcount through Nanotech acquisition.
•
$0.4 million increase in share-based compensation mainly in relation to the quarterly vesting cost of RSUs and stock options granted during Q1 2022.
•
$0.3 increase in rent and utilities primarily due to leases acquired during 2021 and 2022 in Canada, USA and Greece.

Other expense

	Three months ended March 31,
	2022	2021	Change
Other expense:
Interest expense, net	$(164,434)	$(450,908)	$286,474	-64%
Gain (Loss) on foreign exchange, net	148,391	(166,444)	314,835	-189%
Loss on financial instruments, net	—	(40,004,921)	40,004,921	-100%
Other (loss) income, net	(1,009,443)	591,907	(1,601,350)	-271%
Total other expense	$(1,025,486)	$(40,030,366)	$39,004,880	-97%

The $0.3 million decrease in net interest expense for the three months ended March 31, 2022, compared to the same period of 2021, is primarily due to reduced interest accretions in Q1 2022 due to all of the convertible debt instruments being converted to common stock in Q1 2021, except Torchlight promissory notes which were eliminated June 30, 2021, subsequent to completion of the Torchlight RTO.

The change in net loss/gain on foreign exchange for the three months ended March 31, 2022, compared to the same period of 2021, is primarily driven by revaluations of intercompany balances in different currencies, mainly Canadian dollars and US dollars.

The $40 million loss on financial statements in Q1 2021 is primarily due to the remeasurement of convertible financial liabilities of carrying value of $12,003,142 at the conversion dates and recognition of $40,340,460 non-cash realized loss in the statements of operations in Q1 2021. This significant increase in the fair value of the convertible financial liabilities is due to the significant increase of our stock price from CA$0.66 as at December 31, 2020 to:

•
CA$3.01 on February 16, 2021 when we converted unsecured convertible promissory notes of $4,356,734 principal and interest at share price of CA$0.50 in accordance with the terms of the bridge financing;
•
CA$3.01 on February 16, 2021 when we converted unsecured convertible debentures of $1,527,108 principal and interest at share price of CA$0.70 as per terms of the agreement and;
•
CA$3.80 on March 3, 2021 when we converted secured convertible debentures of $4,252,059 principal and interest at share price of CA$0.70 pursuant to the terms of the agreement with BDC.

Deferred Tax recovery

	Three months ended March 31,
	2022	2021	Change
Income tax recovery	$-	$44,679	$(44,679)	-100%

We record deferred income tax liabilities for some of our foreign operations in Canada and United Kingdom. There were no income tax recovery or expense recorded in Q1 2022 due to the valuation allowance.

We have not yet been able to establish profitability or other sufficient significant positive evidence, to conclude that our deferred tax assets are more likely than not to be realized. Therefore, we continue to maintain a valuation allowance against our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk that we will not meet our financial obligations as they become due after use of currently available cash. We have a planning and budgeting process to monitor operating cash requirements, including amounts projected for capital expenditures, which are adjusted as input variables change. These variables include, but are not limited to, our ability to generate revenue from current and prospective customers, general and administrative requirements and the availability of equity or debt capital and government funding. As these variables change, we may be required to issue equity or obtain debt financing.

On March 31, 2022, we had cash and cash equivalents of $30.2 million including $0.5 million in restricted cash compared to $47.4 million in cash and cash equivalents at December 31, 2021.

During the three months ended March 31, 2022, our primary uses of liquidity included salaries of $5 million, professional fees of $5.7 million, rent and utilities of $1 million and, Oil and Gas drilling costs of $1.1 million as well as settling trade and other payables of $5.1 million.

We believe that our existing cash will be sufficient to meet our working capital and capital expenditure needs as production capacity begins to come online. We may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the capital expansion of our facilities in Halifax and California and the ongoing investments to support the growth of our business.

We also have the option to raise equity through issuing common stock of up to approximately $112.5 million under an existing At-The-Market equity program where our shares have been registered under the Securities Act of 1933, as amended, pursuant to the Registration Statement on Form S-3 (No. 333-256632) filed with the Securities and Exchange Commission (the “SEC”) on May 28, 2021, and declared effective on June 14, 2021 (the “Registration Statement”).

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2022	2021
Net cash used in operating activities	$(18,745,199)	$(2,393,475)
Net cash provided by (used in) investing activities	1,138,063	(1,605,538)
Net cash provided by financing activities	275,101	15,367,402
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17,332,035)	$11,368,389

Net cash used in operating activities

During the three months ended March 31, 2022, net cash used in operating activities of $18.8 million was primarily driven by $18.4 million of net loss reported for the period, and non-cash adjustments of $6 million mainly due to depreciation and amortization, stock-based compensation, and non-cash consulting expense. In addition, there was $6.3 million cash used by working capital primarily due to a $5.1 million decrease in trade and other payables and $1.3 million increase in accounts receivable and other assets.

During the three months ended March 31, 2021, net cash used in operating activities of $2.4 million was primarily driven by $44.2 million of net loss reported for the period, and non-cash adjustments of $41.7 million related to fair value losses on financial instruments, depreciation and amortization, interest expense and stock-based compensation. In addition, there was $0.1 million cash used in working capital.

Net cash provided by (used in) investing activities

During the three months ended March 31, 2022, net cash provided by investing activities of $1.1 million was primarily driven by proceeds from short-term investments, offset by $1.8 million purchases of property plant and equipment associated with the construction of the Highfield Park Facility in Canada as well as the equipment purchases for our facility in California, United States.

During the three months ended March 31, 2021, net cash used in investing activities of $1.6 million was primarily driven by $1.5 million equipment purchases for our facility in California, United States.

Net cash provided by financing activities

During the three months ended March 31, 2022, net cash provided by financing activities of $0.3 million was primarily driven by proceeds from options and warrants conversion.

During the three months ended March 31, 2021, net cash provided by financing activities of $15.4 million was primarily driven by proceeds from unsecured promissory notes of $14 million, proceeds from long-term debt of $1.1 million as well as proceeds from government grants of $0.2 million.

Commitments and contractual obligations

For a description of our commitments and contractual obligations, please see “Note 18 — Commitments and contingencies” in the Notes to the Condensed Consolidated Interim Financial Statements of this Form 10-Q.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $0.8 million as of March 31, 2022. These letters of credit and bank guarantees are collateralized by $0.5 million in restricted cash. Please see “Note 18 – Commitments and contingencies” in the Notes to the Consolidated Financial Statements of this Form 10-Q. We do not maintain any other off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2021. Our exposure to market risk has not changed materially since December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022.

Based on this evaluation, our management including the Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2022.

However, giving full consideration to the material weaknesses, and the progress made in addressing them since December 31, 2021, we have concluded that the condensed consolidated interim financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, the results of our operations and our cash flows for each of the periods presented in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a‑15(f). Our internal control over financial reporting is a process designed by and under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was not effective as of December 31, 2021, due to material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis.

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
•
The insufficient number of personnel described above contributed to an ineffective risk assessment process necessary to identify all relevant risks of material misstatement and to evaluate the implications of relevant risks on our internal control over financial reporting.
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

•
As a consequence of the above, we had ineffective control activities related to the design, implementation and operation of process level and financial statement close controls which had a pervasive impact on our internal control over financial reporting.
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

Plan for Remediation of Material Weaknesses

Management is continuing to evaluate and strengthen our internal controls over financial reporting to ensure that management can routinely prepare our financial statements under GAAP, meet the requirements of our independent auditors and remain in compliance with the SEC reporting requirements. These efforts are time consuming and require significant resource investment that we are committed to making.

We are still developing and documenting the full extent of the procedures to implement to remediate the material weaknesses described above, however the current remediation plan includes:

•
Training the newly hired ERP specialist and Supply Chain and Procurement Director.
•
Training the newly hired Chief Information Officer.
•
Identifying and hiring additional key positions necessary to support our initiatives related to internal controls over financial reporting, including but not limited to Technical Accounting and, Transactional Accounting.
•
Hiring consultants to assist with process improvements and control remediation efforts in targeted accounting, IT and operations processes.
•
Continuing on-going testing of policies and procedures implemented in late 2021 to assess their effectiveness.
•
Formalizing our entity-wide risk assessment process and documenting internal ownership of risk monitoring and mitigation efforts, with improved risk monitoring activities and regular reporting to those charged with governance at an appropriate frequency.
•
Implementing a newly established delegation of authority matrix to enforce desired limits of authority for key transactions, events, and commitments, and communicating these limits of authority to relevant personnel throughout the Company.

Changes in Internal Controls.

Except for the remediation activities which remain ongoing to address the material weaknesses described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons may perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 18 — Commitments and contingencies” in the Notes to the Condensed Consolidated Interim Financial Statements of this Form 10-Q.

Item 1A. Risk Factors

For risk factors related to our business, reference is made to Item 1A, "Risk Factors," contained in Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2021. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2021.

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

Meta Materials Inc.

Dated: May 10, 2022	By:	/s/ George Palikaras
George Palikaras
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2022	By:	/s/ Kenneth Rice
Ken Rice
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)