Form 10-Q/A
period 2022-03-31
META MATERIALS INC.
filed 2022-06-01
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Meta Materials Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2022 (the “Original Form 10-Q”) solely to include Exhibit 10.1, Amended and Restated Stock Option Plan, and Exhibit 10.2, 2021 Equity Incentive Plan, in the exhibit index, and to file Exhibit 10.3, Form of Stock Option Agreement, Exhibit 10.4, Form of RSU Agreement, Exhibit 10.5, Stock Purchase Agreement, dated March 31, 2022, by and between the Company, on the one hand, and Dmitry Yarmolich and Dzianis Yarmolich, on the other hand, and new certifications under Section 302 of the Sarbanes-Oxley Act of 2002 (the “Act”) in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. Because no financial statements have been included in this Amendment, the certifications under Section 906 of the Act are not being filed with this Amendment. This Amendment does not reflect events occurring after the filing of the Original Form 10-Q on May 10, 2022 and therefore should be read in conjunction with the Original Form 10-Q and other filings with the SEC subsequent to the filing of the Original Form 10-Q.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Filing date	Filed Herewith
10.1+	Amended and Restated Stock Option Plan	S-8	August 26, 2021
10.2+	2021 Equity Incentive Plan	S-8	March 22, 2022
10.3+	Form of Stock Option Agreement			X
10.4+	Form of RSU Agreement			X
10.5	Stock Purchase Agreement, dated March 31, 2022, by and between Meta Materials Inc., on the one hand, and Dmitry Yarmolich and Dzianis Yarmolich, on the other hand			X
31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meta Materials Inc.

Dated: June 1, 2022	By:	/s/ Kenneth Rice
Kenneth Rice
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)