Form 10-Q
period 2022-06-30
META MATERIALS INC.
filed 2022-08-09
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, the registrant had 360,837,343 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include statements about:

•
our business strategy;
•
our strategy for protecting its intellectual property;
•
our ability to obtain necessary funding on favorable terms or at all;
•
our plan and ability to secure revenues;
•
the risk of competitors entering the market;
•
our ability to hire and retain skilled staff;
•
our ability to obtain financing to fund future expenditures and capital requirements;
•
our plans with respect to its new facility; and
•
the impact of adoption of new accounting standards.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that could materially harm our business, operating results and/or financial condition, impair our future prospects or cause the price of our common stock to decline. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-Q and our other filings with the Securities and Exchange Commission ("SEC") before making an investment decision regarding our common stock.

•
Our revenues may be concentrated in a few customers, and if we lose any of these customers, or these customers do not pay us, our revenues could be materially adversely affected.
•
Our agreements with various national governments and suppliers to such governments subject us to unique risks.
•
We may experience delays in providing sufficient product for future testing of our products due to the ongoing supply chain limitations caused by COVID-19.
•
Our technologies may infringe on the intellectual property rights of others, which could lead to costly disputes or disruptions.
•
We may not be able to successfully complete the anticipated O&G Asset dispositions on favorable terms or at all, which could adversely affect our financial condition and results of operations.
•
Continuing drilling obligations under our oil and gas related leases may not be met, which could adversely affect our financial condition and operations.
•
If we fail to comply with Nasdaq rules, our common stock may be delisted from the Nasdaq Capital Market, which could eliminate the trading market for our common stock.
•
Future sales and issuances of a substantial number of shares of our common stock or rights to purchase common stock by our stockholders in the public market could result in additional dilution of the percentage ownership of our stockholders and cause our stock price to fall.
•
We are a smaller reporting company. We cannot be certain whether the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors or otherwise limit our ability to raise additional funds.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

	As of	As of
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$53,576,437	$46,645,704
Restricted cash	463,909	788,768
Short-term investments	1,253,782	2,875,638
Grants receivable	48,882	175,780
Accounts receivable	1,703,732	1,665,700
Inventory	294,852	265,718
Prepaid expenses and other current assets	4,102,783	3,451,367
Assets held for sale	71,700,000	75,500,000
Due from related parties	9,527	10,657
Total current assets	133,153,904	131,379,332
Intangible assets, net	54,145,467	28,971,824
Property, plant and equipment, net	33,707,147	27,018,114
Operating lease right-of-use assets	5,839,481	6,278,547
Goodwill	281,529,180	240,376,634
Total assets	$508,375,179	$434,024,451
Liabilities and stockholders’ equity
Current liabilities
Trade and other payables	$11,454,381	$13,335,470
Current portion of long-term debt	976,393	491,278
Current portion of deferred revenues	675,591	779,732
Current portion of deferred government assistance	832,946	846,612
Preferred stock liability	71,700,000	75,500,000
Current portion of operating lease liabilities	836,683	663,861
Asset retirement obligations	21,937	21,937
Total current liabilities	86,497,931	91,638,890
Deferred revenues	554,739	637,008
Deferred government assistance	—	3,038
Deferred tax liability	210,207	324,479
Long-term operating lease liabilities	3,445,167	3,706,774
Funding obligation	291,034	268,976
Long-term debt	2,250,969	2,737,171
Total liabilities	$93,250,047	$99,316,336
Stockholders’ equity
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 360,810,014 shares issued and outstanding at June 30, 2022, and $0.001 par value; unlimited shares authorized, 284,573,316 shares issued and outstanding at December 31, 2021	338,987	262,751
Additional paid-in capital	585,045,778	463,136,404
Accumulated other comprehensive loss	(2,448,230)	(296,936)
Accumulated deficit	(167,811,403)	(128,394,104)
Total stockholders’ equity	415,125,132	334,708,115
Total liabilities and stockholders’ equity	$508,375,179	$434,024,451

Commitments and contingencies (note 20)

Subsequent events (note 21)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2022	(Recast - note 10) 2021	2022	(Recast - note 10) 2021
Revenue:
Product sales	$334,113	$1,953	$502,240	$24,000
Development revenue	2,989,614	622,367	5,796,182	1,196,623
Total Revenue	3,323,727	624,320	6,298,422	1,220,623
Cost of goods sold	877,951	706	1,656,663	1,106
Gross Profit	2,445,776	623,614	4,641,759	1,219,517
Operating Expenses:
Selling & Marketing	1,127,079	298,871	2,163,065	695,465
General & Administrative	14,469,879	3,847,278	29,067,792	6,440,162
Research & Development	6,490,800	1,633,653	10,461,939	3,412,909
Total operating expenses	22,087,758	5,779,802	41,692,796	10,548,536
Loss from operations	(19,641,982)	(5,156,188)	(37,051,037)	(9,329,019)
Interest expense, net	(142,055)	(427,809)	(306,489)	(878,717)
Loss on foreign exchange, net	(971,713)	(163,941)	(823,322)	(330,385)
Loss on financial instruments, net	—	(535,170)	—	(40,540,091)
Other (loss) income, net	(336,993)	341,958	(1,346,436)	933,864
Total other expense, net	(1,450,761)	(784,962)	(2,476,247)	(40,815,329)
Loss before income taxes	(21,092,743)	(5,941,150)	(39,527,284)	(50,144,348)
Income tax recovery	109,985	57,847	109,985	102,526
Net loss	$(20,982,758)	$(5,883,303)	$(39,417,299)	$(50,041,822)
Other Comprehensive Income net of tax
Foreign currency translation (loss) gain	(3,056,676)	87,087	(2,151,294)	108,648
Fair value gain on changes of own credit risk	—	9,011	—	680,178
Total Other Comprehensive (Loss) Income	(3,056,676)	96,098	(2,151,294)	788,826
Comprehensive loss	$(24,039,434)	$(5,787,205)	$(41,568,593)	$(49,252,996)
Basic and diluted loss per share (1)	$(0.07)	$(0.03)	$(0.13)	$(0.27)
Weighted average number of shares outstanding - basic and diluted (1)	301,488,660	197,911,144	293,481,943	183,485,933
(1)
Retroactively restated for the six months ended June 30, 2021 for the Torchlight RTO (“Reverse Acquisition”) as described in Note 3

The accompanying notes are an integral part of these condensed consolidated interim financial statements

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) (1)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares (1)	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, April 1, 2022	286,927,265	$265,106	$467,692,775	$608,446	$(146,828,645)	$321,737,682
Net loss	—	—	—	—	(20,982,758)	(20,982,758)
Other comprehensive loss	—	—	—	(3,056,676)	—	(3,056,676)
Issuance of common stock and warrants	37,037,039	37,037	49,962,963	—	—	50,000,000
Stock issuance costs	—	—	(3,680,666)	—	—	(3,680,666)
Exercise of stock options	402,028	402	107,750	—	—	108,152
Issuance of stock in connection with acquisitions	36,443,684	36,442	67,086,069	—	—	67,122,511
Stock-based compensation	—	—	3,876,887	—	—	3,876,887
Balance, June 30, 2022	360,810,016	338,987	585,045,778	(2,448,230)	(167,811,403)	415,125,132

Balance, April 1, 2021	194,700,061	$172,883	$81,568,131	$37,848	$(81,555,362)	$223,500
Net loss	—	—	—	—	(5,883,303)	(5,883,303)
Other comprehensive income	—	—	—	96,098	—	96,098
Exercise of stock options	235,199	235	64,291	—	—	64,526
Exercise of warrants	156,709	157	62,252	—	—	62,409
Effect of reverse acquisition	82,813,994	82,814	369,548,188	—	—	369,631,002
Shares issued in lieu of operating lease liability	1,832,989	1,833	2,780,135	—	—	2,781,968
Stock-based compensation (Recast - note 10)	43,902	44	938,105	—	—	938,149
Balance, June 30, 2021 (Recast - note 10)	279,782,854	$257,966	$454,961,102	$133,946	$(87,438,665)	$367,914,349

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares (1)	Amount	Capital	(Loss) Income	Deficit	Equity
Balance, January 1, 2022	284,573,316	$262,751	$463,136,404	$(296,936)	$(128,394,104)	$334,708,115
Net loss	—	—	—	—	(39,417,299)	(39,417,299)
Other comprehensive loss	—	—	—	(2,151,294)	—	(2,151,294)
Issuance of common stock and warrants	37,037,039	37,037	49,962,963	—	—	50,000,000
Stock issuance costs	—	—	(3,680,666)	—	—	(3,680,666)
Exercise of stock options	1,132,277	1,133	304,187	—	—	305,320
Exercise of warrants	1,623,700	1,624	167,950	—	—	169,574
Issuance of stock in connection with acquisitions	36,443,684	36,442	67,086,069	—	—	67,122,511
Stock-based compensation	—	—	8,068,871	—	—	8,068,871
Balance, June 30, 2022	360,810,016	$338,987	$585,045,778	$(2,448,230)	$(167,811,403)	$415,125,132

Balance, January 1, 2021	154,163,975	$132,347	$29,021,974	$(654,880)	$(37,396,843)	$(8,897,402)
Net loss	—	—	—	—	(50,041,822)	(50,041,822)
Other comprehensive income	—	—	—	788,826	—	788,826
Conversion of promissory notes	20,391,239	20,391	23,635,974	—	—	23,656,365
Conversion of secured debentures	14,155,831	14,156	22,104,626	—	—	22,118,782
Conversion of unsecured debentures	5,105,338	5,105	5,764,370	—	—	5,769,475
Conversion of long-term debt	124,716	125	221,718	—	—	221,843
Conversion of payable to related party	150,522	151	225,835	—	—	225,986
Exercise of stock options	413,919	414	112,741	—	—	113,155
Exercise of warrants	238,806	239	93,755	—	—	93,994
Exercise of broker warrants	61,331	61	16,194	—	—	16,255
Effect of reverse acquisition	82,813,994	82,814	369,548,188	—	—	369,631,002
Shares issued in lieu of operating lease liability	1,832,989	1,833	2,780,135	—	—	2,781,968
Stock-based compensation (Recast - note 10)	330,194	330	1,435,592	—	—	1,435,922
Balance, June 30, 2021 (Recast - note 10)	279,782,854	$257,966	$454,961,102	$133,946	$(87,438,665)	$367,914,349
(1)
Retroactively restated from the earliest period presented for the Torchlight RTO (“Reverse acquisition”) as described in Note 3

The accompanying notes are an integral part of these condensed consolidated interim financial statements

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30, 2022	June 30, 2021
	$	$
Cash flows from operating activities:
Net loss	$(39,417,299)	$(50,041,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash finance income	(12,920)	—
Non-cash interest expense	273,554	742,174
Non-cash lease expense	488,299	160,437
Deferred income tax	(109,985)	(102,526)
Depreciation and amortization	3,494,163	1,173,884
Unrealized foreign currency exchange loss	913,101	230,837
Loss on financial instruments, net	—	40,540,091
Change in deferred revenue	(165,466)	18,302
Non-cash government assistance	(3,047)	(472,499)
Loss on debt settlement	—	19,253
Gain on sale of property, plant and equipment	(783)	—
Stock-based compensation	7,623,207	651,718
Non-cash consulting expense	445,664	713,919
Changes in operating assets and liabilities	(2,531,889)	758,381
Net cash used in operating activities	(29,003,401)	(5,607,851)
Cash flows from investing activities:
Purchases of intangible assets	—	(274,579)
Purchases of property, plant and equipment	(8,971,435)	(3,040,296)
Proceeds from sale of property, plant and equipment	39,140	—
Proceeds from short-term investments	1,620,281	—
Acquisition of business, net of cash acquired	(3,486,906)	—
Proceeds from reverse takeover	—	146,954,733
Net cash (used in) provided by investing activities	(10,798,920)	143,639,858
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	50,000,000	—
Costs paid on the issuance of common stock and warrants	(3,680,666)	—
Proceeds from long-term debt	—	1,127,151
Repayments of long-term debt	(182,295)	(53,331)
Proceeds from government grants	—	223,384
Proceeds from unsecured promissory notes	—	13,963,386
Proceeds from stock option exercises	305,320	113,155
Proceeds from warrants exercises	169,574	93,993
Proceeds from broker warrants exercises	—	16,255
Net cash provided by financing activities	46,611,933	15,483,993
Net increase in cash, cash equivalents and restricted cash	6,809,612	153,516,000
Cash, cash equivalents and restricted cash at beginning of the period	47,434,472	1,395,683
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(203,738)	156,367
Cash, cash equivalents and restricted cash at end of the period	$54,040,346	$155,068,050
Supplemental cash flow information
Accrued purchases of property, equipment and patents	$1,604,903	$297,345
Right-of-use assets obtained in exchange for lease liabilities	142,378	1,730,743
Right-of-use assets and prepaid expenses recognized in exchange for common stock	—	2,149,381
Settlement of liabilities in common stock	—	52,063,432
Interest paid on debt	—	64,528

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

We have finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. There were no further changes to the purchase price allocation, as disclosed in the audited consolidated financial statements and notes for the years ended December 31, 2021 and 2020.

Nanotech acquisition

On October 5, 2021, our wholly-owned subsidiary, 1315115 BC Ltd., purchased 100% of the common stock of Nanotech Security Corp. ("Nanotech") at CA$1.25 per share. In addition, the transaction price included the settlement of certain Nanotech share awards outstanding immediately prior to the closing of the agreement. The consideration paid to the shareholders under the agreement resulted in a total purchase price of $72.1 million and the difference between the consideration paid and fair value of net assets resulted in the recognition of goodwill of $27 million.

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

Plasma App Ltd acquisition

On April 1, 2022, we completed the purchase of 100% of the issued and outstanding shares of Plasma App Ltd. ("PAL"). PAL is the developer of PLASMAfusion™, a proprietary manufacturing platform technology, which enables high speed coating of any solid material on any type of substrate. PAL’s team is located at the Rutherford Appleton Laboratories in Oxford, UK.

At closing, we issued to PAL's shareholders an aggregate of 9,677,419 shares of our common stock, representing a number of shares of common stock equal to $18,000,000 divided by $1.86 (the volume weighted average price for the ten trading days ending on March 31, 2022) with an additional deferral of common stock equal to $2,000,000 divided by $1.86 to be issued subject to satisfaction of certain claims and warranties.

The acquisition was accounted for as a business combination in accordance with ASC 805 “Business Combinations”. Under ASC 805, the consideration transferred is allocated based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. We are in the process of completing the determination of the fair values of the assets acquired and liabilities assumed, including reviewing third-party valuations, the allocation of the intangibles and goodwill and tax effects related to the acquisition. Therefore, the provisional measurements of fair value are subject to change. We expect to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Deferred Consideration

We are obligated to issue to PAL shareholders an aggregate of 1,075,268 shares of our common stock on October 1, 2023, subject to reductions arising from general and specific claims and warranties that might arise of more than $20,000 and less or equal to $2,000,000. The number of shares were calculated as $2,000,000 divided by $1.86 (the volume weighted average price for the ten trading days ending on March 31, 2022). We have classified the deferred consideration in the statement of changes in stockholders’ equity since the number of shares to be issued is contractually specified in the agreement and is not contingent on a future event or condition being met.

The preliminary allocation of consideration paid for the PAL acquisition is summarized as follows:

Amount (USD)
Fair value of common stock issued (1)	$15,290,320
Fair value of deferred consideration (2)	$1,698,925
$16,989,245
Net assets of Plasma App Ltd.:
Cash and cash equivalents	$13,822
Other assets	36,103
Intangibles	6,775,728
Goodwill	10,163,592
$16,989,245

(1) The fair value of the common stock issued or to be issued was determined by multiplying 9,677,419 shares, calculated as per the purchase agreement, by the closing share price on April 1, 2022 of $1.58. We recognized $9,677 in common stock and $15,280,645 in additional paid in capital in the interim condensed consolidated statements of changes in stockholders' equity.

(2) The estimated fair value of the deferred consideration on acquisition date was determined by multiplying 1,075,268 shares, calculated as per the purchase agreement, by the closing share price on April 1, 2022 of $1.58. We recognized the full amount in additional paid in capital in the interim condensed consolidated statements of changes in stockholders' equity.

Losses from the PAL acquisition since the acquisition date included in the condensed consolidated interim statements of operations and comprehensive loss for the three months ended June 30, 2022 were $0.1 million.

Transaction costs associated with the PAL Acquisition of $0.4 million were recognized in the condensed consolidated interim statements of operations and comprehensive loss for the three months ended June 30, 2022.

Had the business combination occurred on January 1, 2021, the impact for the three months ended June 30, 2022 would have been an increase to revenue by $Nil and a decrease in loss by $400,000 (2021 – increase to revenue by $65,680 and a decrease to loss by $27,334).

Had the business combination occurred on January 1, 2021, the impact for the six months ended June 30, 2022 would have been an increase to revenue by $Nil and a decrease in loss by $259,641 (2021 – increase to revenue by $65,680 and an increase to loss by $12,861).

Optodot acquisition

On June 22, 2022, we completed an asset purchase agreement with Optodot Corporation ("Optodot"), a developer of advanced materials technologies, to acquire certain assets related to patents and intellectual property for the battery and other industries. Consideration transferred consisted of the following:

1.
Cash payment of $3,500,000.
2.
Unrestricted common stock equal to $37,500,000 divided by the daily volume weighted average trading price per share of our common stock on the Nasdaq Capital Market for the consecutive period of twenty trading days ending on June 21, 2022.
3.
Restricted common stock equal to $7,500,000 divided by the daily volume weighted average trading price per share of our Common Stock on The Nasdaq Capital Market for the consecutive period of twenty trading days ending on June 21, 2022. The restricted stock is subject to certain vesting milestones as set forth in the Purchase Agreement and outlined below.

The acquisition was accounted for as a business combination in accordance with ASC 805 “Business Combinations”. Under ASC 805, the consideration transferred is allocated based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. We are in the process of completing the determination of the fair values of the assets acquired and liabilities assumed, including reviewing third-party valuations, the allocation of the intangibles and goodwill and tax effects related to the acquisition. Therefore, the provisional measurements of fair value are subject to change. We expect to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

The preliminary allocation of consideration paid for the Optodot acquisition is summarized as follows:

Amount
Fair value of unrestricted common stock issued or to be issued (1)	$41,791,115
Fair value of restricted common stock issued (2)	8,342,152
Cash consideration	3,500,000
Total consideration	$53,633,267

Net assets of Optodot:
Intangibles	21,453,306
Goodwill	32,179,961
$53,633,267

(1) The fair value of the unrestricted common stock issued or to be issued was determined by multiplying 22,348,190 shares, calculated as per the purchase agreement, by the closing share price on June 22, 2022 of $1.87. We have issued 22,305,221 shares on the closing date of June 22, 2022 and 42,969 shares are yet to be issued. As of June 30, 2022, we recognized $22,305 in common stock and $41,768,810 in additional paid in capital in the interim condensed consolidated statements of changes in stockholders' equity.

(2) The fair value of the restricted common stock issued was determined by multiplying 4,461,044 shares, calculated as per the purchase agreement, by the closing share price on June 22, 2022 of $1.87. The restricted common stock is subject to vesting as follows:

a) Two thirds or 2,974,029 shares shall be subject to the limitations on transfer until the earlier of (A) META's achievement of at least $5,000,000 in revenue, from any third-party source, to the extent resulting from the sale or license of Optodot IP during the year ended June 22, 2023 and (B) June 22, 2023;

b) One third or 1,487,015 shares shall be subject to the limitations on transfer until the earlier of (A) META's achievement of at least $10,000,000 in revenue, from any third-party source, to the extent resulting from the sale or license of Optodot IP during the year ended June 22, 2024 and (B) June 22, 2024;

Deferred Consideration

Based on terms of the agreement outlined above and our consideration of ASC 805, we have classified the deferred consideration in the statement of changes in stockholders’ equity since the restricted shares has been already issued and the restriction will be removed at the end of the period specified.

We are in the process of completing the determination of the fair values of the assets acquired and liabilities assumed, including reviewing third-party valuations and the allocation of the intangibles and goodwill. Accordingly, the preliminary values reflected in the table are subject to change. These changes will primarily relate to the fair value assigned to intangible assets acquired, goodwill determination and tax effects related to the acquisition.

Losses from the Optodot acquisition since the acquisition date included in the condensed consolidated interim statements of operations and comprehensive loss for the period ended June 30, 2022 were $0.03 million.

Transaction costs associated with the Optodot acquisition of $0.3 million were recognized in the condensed consolidated interim statements of operations and comprehensive loss for the three months ended June 30, 2022.

Had the business combination occurred on January 1, 2021, the impact for the three months ended June 30, 2022 would have been an increase to revenue by $37,351 and an increase in loss by $318,702 (2021 – an increase to revenue by $119,340 and an increase to loss by $387,182).

Had the business combination occurred on January 1, 2021, the impact for the six months ended June 30, 2022 would have been an increase to revenue by $41,871 and an increase in loss by $772,395 (2021 – an increase to revenue by $235,381 and an increase to loss by $730,015).

4. Related party transactions

As of June 30, 2022 and December 31, 2021, receivables due from a related party (Lamda Guard Technologies Ltd, or “LGTL”) were $9,527 and $10,657, respectively.

5. Assets held for sale

As of June 30, 2022 and December 31, 2021, assets held for sale represent the acquired oil and natural gas properties from the Torchlight RTO.

Orogrande Project, West Texas

Our outstanding drilling obligation includes five wells in 2022 and 2023. All drilling obligations through December 31, 2021 have been met. The drilling obligations are minimum yearly requirements and may be exceeded if acceleration is desired.

During the three and six months ended June 30, 2022, we have incurred an additional $0.4 million and $1.5 million, respectively, in costs to meet compliance requirements with the relevant leases.

We have obtained an updated valuation study performed by a third-party valuation firm to estimate the fair value of the Orogrande project assets and the related preferred stock dividends liability. The estimates involved are consistent with those outlined as part of the acquisition. The valuation concluded an implied enterprise value as of June 30, 2022 to be between $53 million and $108.7 million. We recorded the fair value of the Orogrande Project property at $71.7 million as the median value.

The Orogrande Project ownership as of June 30, 2022 is detailed as follows:

	Revenue Interest	Working Interest
University Lands - Mineral Owner	20.00%	n/a
ORRI - Magdalena Royalties, LLC, an entity controlled by Gregory McCabe, Chairman	4.50%	n/a
ORRI - Unrelated Party	0.50%	n/a
Hudspeth Oil Corporation, a subsidiary of Meta Materials Inc.	49.88%	66.50%
Wolfbone Investments LLC, an entity controlled by Gregory McCabe, Chairman	18.75%	25.00%
Conversion by Note Holders in March, 2020	4.50%	6.00%
Unrelated Party	1.88%	2.50%
	100.00%	100.00%

Hazel Project in the Midland Basin in West Texas

As previously disclosed in the condensed consolidated interim financial statements for the three months ended March 31, 2022, we concluded that the fair value of the Hazel Project property is $Nil based on an engineering reserve report prepared by PeTech Enterprises, Inc. ("PeTech"), a third-party Reserve Engineer. The calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

6. Inventory

Inventory consists of photosensitive materials, lenses, laser protection film and finished eyewear, and is comprised of the following:

	As of
	June 30, 2022	December 31, 2021
Raw materials	$218,502	$196,868
Supplies	11,085	8,886
Work in process	48,182	30,636
Finished goods	17,083	29,328
Total inventory	$294,852	$265,718

7. Property, plant and equipment, net

Property, plant and equipment consist of the following:

	Useful life	As of
	(years)	June 30, 2022	December 31, 2021
Land	N/A	$461,741	$469,317
Building	25	5,339,300	5,509,403
Computer equipment	3-5	395,020	262,320
Computer software	1	285,914	277,717
Manufacturing equipment	2-5	22,760,585	17,762,405
Office furniture	5-7	518,285	525,961
Enterprise Resource Planning software	5	207,740	211,149
Leasehold Improvements	5	1,391,432	236,251
Assets under construction	N/A	10,957,417	8,872,695
		42,317,434	34,127,218
Accumulated depreciation and impairment		(8,610,287)	(7,109,104)
		$33,707,147	$27,018,114

Depreciation expense was $860,686 and $362,054 for the three months ended June 30, 2022, and June 30, 2021, respectively, and $1,615,643 and $723,827 for the six months ended June 30, 2022 and 2021, respectively.

Property, plant and equipment is pledged as security under a General Security Agreement (a “GSA”) signed in favor of the Royal Bank of Canada (“RBC”) on July 14, 2014, which is related to our corporate bank account and credit card and includes all property, plant and equipment and intangible assets.

8. Intangible assets and goodwill

Intangible assets consist of the following:

	Useful life	As of
	(years)	June 30, 2022	December 31, 2021
Patents	5-10	$35,082,871	$7,839,182
Trademarks	N/A	129,326	132,636
Developed technology	20	14,690,362	14,931,377
Customer contract	5	10,088,468	10,253,983
		59,991,027	33,157,178
Accumulated amortization		(5,845,560)	(4,185,354)
		$54,145,467	$28,971,824

Amortization expense was $960,508 and $221,629 for the three months ended June 30, 2022, and 2021, respectively, and $1,878,520 and $450,057 for the six months ended June 30, 2022 and 2021 respectively.

Patent additions include a provisional amount of $6.8 million in acquired patents as part of the PAL acquisition, subject to change, and $21.5 million in acquired patents as part of the Optodot acquisition, subject to change.

Goodwill

Goodwill at December 31, 2021	$240,376,634
Business combination	42,343,553
Effect of foreign exchange on goodwill	(1,191,007)
Goodwill at June 30, 2022	$281,529,180

Goodwill additions include a provisional amount of $10.2 million as part of the PAL acquisition, subject to change, and $32.2 million as part of the Optodot acquisition, subject to change.

9. Long-term debt

	As of
	June 30, 2022	December 31, 2021
ACOA Business Development Program (“BDP”) 2012 interest-free loan[1] with a maximum contribution of CA$500,000, repayable in monthly repayments commencing October 1, 2015 of CA$5,952 until June 1, 2023. Loan repayments were temporarily paused effective April 1, 2020 until January 1, 2021 as a result of the COVID-19 outbreak. As of June 30, 2022, the amount drawn down on the loan, net of repayments, is CA$71,429 (December 31, 2021 - CA$107,143).	$53,556	$80,390
ACOA Atlantic Innovation Fund (“AIF”) 2015 interest-free loan[1,2] with a maximum contribution of CA$3,000,000. Annual repayments, commencing June 1, 2021, are calculated as a percentage of gross revenue for the preceding fiscal year, at Nil when gross revenues are less than CA$1,000,000, 5% when gross revenues are less than CA$10,000,000 and greater than CA$1,000,000, and CA$500,000 plus 1% of gross revenues when gross revenues are greater than CA$10,000,000. As of June 30, 2022, the amount drawn down on the loan is CA$2,924,615 (December 31, 2021 - CA$2,924,615).	1,745,793	1,666,764
ACOA BDP 2018 interest-free loan[1,3] with a maximum contribution of CA$3,000,000, repayable in monthly repayments commencing June 1, 2021 of CA$31,250 until May 1, 2029. As of June 30, 2022, the amount drawn down on the loan, net of repayments, is CA$2,593,750 (December 31, 2021 - CA$2,781,250).	1,248,138	1,319,130
ACOA BDP 2019 interest-free loan[1] with a maximum contribution of CA$100,000, repayable in monthly repayments commencing June 1, 2021 of CA$1,400 until May 1, 2027. As of June 30, 2022, the amount drawn down on the loan, net of repayments, is CA$81,944 (December 31, 2021 - CA$90,278).	39,036	42,011
ACOA Regional Relief and Recovery Fund (“RRRF”) 2020 interest-free loan with a maximum contribution of CA$390,000, repayable on monthly repayments commencing April 1, 2023 of CA$11,000 until April 1, 2026. As of June 30, 2022, the amount drawn down on the loan is CA$390,000 (December 31, 2021 - CA$390,000).	140,839	120,154
	3,227,362	3,228,449
Less: current portion	976,393	491,278
	$2,250,969	$2,737,171

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

3 A portion of the ACOA BDP 2018 loan was used to finance the acquisition and construction of manufacturing equipment resulting in $425,872 was being recorded as deferred government assistance, which is being amortized over the useful life of the associated equipment. We recorded the amortization expense for the three months and six months ended June 30, 2022 of nil and $3,047, respectively (three months and six months ended June 30, 2021 were $36,849 and $73,306, respectively) as government assistance in the condensed consolidated interim statements of operations and comprehensive loss. As of June 30, 2022, the portion recorded as deferred government assistance is amortized in full.

10. Capital stock

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

During the six months ended June 30, 2022, 1,988,617 warrants were exercised to purchase 1,623,700 common shares where most warrant holders elected cashless exercise and consequently, the difference of 364,929 shares was withheld to cover the exercise cost.

During the six months ended June 30, 2022, 1,132,277 stock options were exercised to purchase an equal number of common shares.

During the six months ended June 30, 2022, we issued 9,677,419 common stock as consideration in relation to the PAL acquisition and 26,766,265 as consideration in relation to the Optodot acquisition (note 3).

Registered direct offering

On June 24, 2022, we entered into a securities purchase agreement, as amended and restated on June 27, 2022, with certain institutional investors (the “SPA”) for the purchase and sale in a registered direct offering of 37,037,039 shares of our common stock at a purchase price of $1.35 per share and warrants to purchase 37,037,039 shares at an exercise price of $1.75 per share. This resulted in gross proceeds from the offering of $50 million and net proceeds of $46.3 million.

The gross proceeds were allocated between common stock and accompanying warrants based on their relative fair values. The fair value of common stock was calculated based on the closing share price on June 27, 2022 of $1.15. The fair value of the warrants was estimated using the Black-Scholes option pricing model. Accordingly, we have allocated $27.9 million as the fair value of common stock and $18.5 million as the fair value of warrants.

The warrants are exercisable six months after the date of issuance, expire five and a half years from the date of issuance and have an exercise price of $1.75 per share of common stock. We have evaluated the warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. We have concluded that the warrants are considered indexed to our common shares and as such they have been classified as equity.

Warrants

The following table summarizes the changes in our warrants:

	Six months ended
	June 30, 2022
	Number of
	warrants (#)	Amount
Outstanding, December 31, 2021	5,264,959	$6,957,974
Issued	37,337,039	18,714,297
Exercised	(1,988,617)	(251,860)
Expired	(692,462)	(101,211)
Outstanding, June 30, 2022	39,920,919	$25,319,200

On June 27, 2022, we issued 37,037,039 warrants exercisable six months after the date of issuance, expire five and a half years from the date of issuance and have an exercise price of $1.75 per share of common stock as part of the registered direct offering.

On May 10, 2022, our Board of Directors approved a grant to a non-employee of 300,000 fully vested warrants, which have a 5-year term. The warrants have an exercise price of $1.18 per share, based on the closing price of our common stock on May 10, 2022.

Correction of prior period immaterial error

During Q3 2021, we determined that an error had been made in the prior period condensed consolidated interim financial statements for the period ended June 30, 2021. Previously granted warrants issued to an external consultant should have resulted in an expense being recorded (with the corresponding offset being recorded to Additional Paid-in Capital) in the amount of $701,910 in the condensed consolidated interim financial statements for the three and six months ended June 30, 2021.

We have concluded that the error is immaterial to the previously issued condensed consolidated interim financial statements for the three and six months ended June 30, 2021, and have disclosed below the impact of the error to associated financial statement captions:

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

The fair value of warrants issued were estimated using the Black-Scholes option pricing model and have the following inputs and assumptions:

Six months ended
June 30, 2022
Weighted average Grant date fair value	0.53
Weighted average expected volatility	89%
Weighted average risk-free interest rate	3.18%
Weighted average expected life of the warrants	5.00

11. Stock-based payments

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

As of June 30, 2022, there were 3,647,026 outstanding DSUs. There were no new DSUs issued, no DSUs exercised and no DSUs expired during the six months ended June 30, 2022.

RSU Plan

Each unit is convertible at the option of the holder into one common share of our shares upon meeting the vesting conditions.

Total stock-based compensation expense related to RSUs included in the condensed consolidated interim statements of operations was as follows:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of sales	$157,818	-	$208,471	-
Selling & marketing	114,707	-	130,200	-
General & administrative	396,997	-	517,162	-
Research & development	1,096,021	-	1,193,232	-
	$1,765,543	-	$2,049,065	-

The following table summarizes the change in outstanding RSUs:

	Number of RSUs (#)	Weighted Average grant date fair value
Outstanding, December 31, 2021	300,000	$6.43
Granted	6,445,652	1.50
Awards forfeited	(97,468)	1.77
Outstanding, June 30, 2022	6,648,184	$1.72

Vested, June 30, 2022	960,235	$2.83

Employee Stock Option Plan

Each stock option is convertible at the option of the holder into one common share upon payment of exercise price.

Total stock-based compensation expense related to stock options included in the condensed consolidated interim statements of operations and comprehensive loss was as follows:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Selling & marketing	$60,622	$9,690	$65,015	$20,959
General & administrative	985,932	104,727	4,269,400	348,617
Research & development	815,669	110,507	1,239,727	282,142
	$1,862,223	$224,924	$5,574,142	$651,718

The following table summarizes the change in our outstanding stock options:

	Number of Options (#)	Weighted Average exercise price per stock option	Weighted Average exercise remaining contractual term (years)	Aggregate intrinsic value
Outstanding, December 31, 2021	21,404,641	$0.36	$7.34	$56,924,556
Granted	11,193,297	1.74
Forfeited	(56,201)	0.27
Exercised	(1,132,277)	0.27
Outstanding, June 30, 2022	31,409,460	$0.86	$9.02	$14,395,531
X
Exercisable, June 30, 2022	21,820,803	$0.80	$8.29	$11,540,092

Below is a summary of the outstanding options as of June 30, 2022 and December 31, 2021:

	June 30,		December 31,
	2022		2021
Exercise price	Number outstanding #	Number exercisable #	Number outstanding #	Number exercisable #
$0.12	518,112	518,113	518,112	518,112
0.15	369,000	369,000	369,000	369,000
0.27	17,879,051	14,121,894	19,067,529	10,893,918
1.00	375,000	375,000	375,000	325,000
1.17	1,730,138	367,843	—	—
1.21	1,219,120	552,752	—	—
1.51	741,987	741,987	—	—
1.58	5,107,941	1,305,103	—	—
1.97	1,894,111	1,894,111	—	—
2.00	1,075,000	1,075,000	1,075,000	1,125,000
3.47	200,000	200,000	—	—
7.96	300,000	300,000	—	—
	31,409,460	21,820,803	21,404,641	13,231,030

The fair value of options granted was estimated at the grant date using the following weighted-average assumptions:

Six months ended
June 30, 2022
Grant date fair value	0.92
Weighted average expected volatility	83%
Weighted average risk-free interest rate	2.16%
Weighted average expected life of the options	4.67 years

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

12. Income taxes

We estimate our annual effective income tax rate in recording our quarterly provision for income taxes in the various jurisdictions in which we operate. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

Our effective tax rate for the three and six months ended June 30, 2022 differs from the statutory rates due to valuation allowance as well as different domestic and foreign statutory tax rates.

Deferred tax recovery for the three and six month ended June 30, 2022 and 2021 as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Deferred tax recovery	$109,985	$57,847	$109,985	$102,526

We have not yet been able to establish profitability or other sufficient significant positive evidence, to conclude that our deferred tax assets are more likely than not to be realized. Therefore, we continue to maintain a valuation allowance against our deferred tax assets.

13. Net loss per share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(20,982,758)	$(5,883,303)	$(39,417,299)	$(50,041,822)
Denominator:
Weighted-average shares, basic	301,488,660	197,911,144	293,481,943	183,485,933
Weighted-average shares, diluted	301,488,660	197,911,144	293,481,943	183,485,933
Net loss per share
Basic	$(0.07)	$(0.03)	$(0.13)	$(0.27)
Diluted	$(0.07)	$(0.03)	$(0.13)	$(0.27)

The following potentially dilutive shares were not included in the calculation of diluted shares above as the effect would have been anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021 [1]	2022	2021 [1]
Options	31,409,460	25,529,765	31,409,460	25,529,765
Warrants	39,920,919	3,270,774	39,920,919	3,270,774
DSUs	3,647,026	3,455,224	3,647,026	3,455,224
RSUs	6,648,184	-	6,648,184	-
	81,625,589	32,255,763	81,625,589	32,255,763

1All references to numbers in comparative figures have been retroactively restated to reflect the number of stock of the legal parent (accounting acquiree) issuable following the reverse acquisition. The numbers of options, warrants, and DSUs issued pre-Torchlight RTO have been multiplied by 1.845 Torchlight conversion ratio.

14. Additional cash flow information

The net changes in non-cash working capital balances related to operations consist of the following:

	Six months ended
	June 30,
	2022	2021
Grants receivable	$125,558	$(74,552)
Inventory	(34,752)	104,540
Other receivables	(67,162)	(37,092)
Prepaid expenses	418,244	(135,402)
Other current assets	(1,103,385)	5,830
Trade payables	(1,603,016)	514,644
Due from related party	(108,102)	(17,839)
Operating lease Right-of-use Asset	(231)	408,201
Operating lease liabilities	(159,043)	(9,949)
	$(2,531,889)	$758,381

15. Fair value measurements

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

The fair value of assets held for sale is classified as level 3 as the fair value of the O&G assets was estimated by obtaining a valuation study performed by a third-party valuator and an engineering reserve report.

The fair value of the preferred stock liability is classified as level 3 since the fair value measurement of the oil and natural gas properties forms the basis for the fair value measurement of the preferred stock liability as of June 30, 2022.

The fair values of the funding obligation, operating lease liabilities, and long-term debt would be classified at Level 3 in the fair value hierarchy, as each instrument is estimated based on unobservable inputs including discounted cash flows using the market rate, which is subject to similar risks and maturities with comparable financial instruments as of the reporting date.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

	June 30, 2022		December 31, 2021
Financial liability	Carrying value	Fair value	Carrying value	Fair value
Funding obligation	$291,034	$167,589	$268,976	$170,338
Operating lease liabilities	4,281,850	5,733,407	4,370,635	6,149,369
Long-term debt	3,227,362	2,094,902	3,228,449	2,303,648

16. Revenue

We have one operating segment based on how management internally evaluates separate financial information, business activities and management responsibility.

Revenue is disaggregated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Product sales	$334,113	$1,953	$502,240	$24,000
Contract revenue [1]	2,989,614	545,547	5,696,182	954,467
Other development revenue	—	76,820	100,000	242,156
Development revenue	2,989,614	622,367	5,796,182	1,196,623
	$3,323,727	$624,320	$6,298,422	$1,220,623

1 A portion of contract revenue represents previously recorded deferred revenue that was recognized as revenue after satisfaction of performance obligations either through passage of time or after completion of specific performance milestones.

Customer concentration

A significant amount of our revenue is derived from contracts with major customers. For the three and six months ended June 30, 2022, revenue from one customer accounted for $3.2 million or 97% and $5.9 million or 94% respectively of total revenue. We currently derive a significant portion of our revenue from contract services with a G10 central bank. In 2021, we acquired a development contract for up to $41.5 million over a period of up to five years. These contract services incorporate both nano-optic and optical thin film technologies and are focused on developing authentication features for future banknotes.

For the three and six months ended June 30, 2021, we had one customer that accounted for $377,637 or 60% and $622,866 or 51% respectively of total revenue.

17. Deferred Revenue

Deferred revenue consists of the following:

	June 30, 2022	December 31, 2021
Satair A/S-exclusive rights	$655,599	$717,615
Satair A/S-advance against PO	483,005	490,929
LM Aero-MetaSOLAR commercialization	—	92,698
US Deferred Revenue	75,000	75,000
Innovate UK-R&D tax credit	16,726	18,588
Other deferred revenue	—	21,910
	1,230,330	1,416,740
Less current portion	675,591	779,732
	$554,739	$637,008

18. Loss on financial instruments, net

	Three months ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Loss on unsecured convertible promissory notes – Bridge loan	$—	$—	$—	$(19,163,417)
Gain on unsecured convertible promissory notes – Torchlight notes	—	(535,170)	—	(343,197)
Loss on secured convertible debentures	—	—	—	(16,957,029)
Loss on unsecured convertible debentures	—	—	—	(4,076,448)
	$—	$(535,170)	$—	$(40,540,091)

19. Leases

We entered into the following lease during the six months ended June 30, 2022:

Burnaby lease expansion

On February 25, 2022, we entered into an agreement to amend our Burnaby lease ("expansion"), to expand the premises by an additional 1,994 square feet, commencing on June 1, 2022, for a period of two years and eleven months. The agreement provides the tenant with early access to the premises at least three months prior to the commencement date to conduct leasehold improvements. We obtained access to the premises on March 25, 2022 and consequently recognized a right-of-use asset and liability for the expansion as of June 30, 2022, of $146,822.

Total operating lease expense included in the condensed consolidated interim statements of operations and comprehensive loss is as follows:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease expense	$443,263	$54,684	$885,720	$100,121
Short term lease expense	77,603	27,178	159,240	53,328
Variable and other lease expense	55,525	12,710	114,342	27,884
Total	$576,391	$94,572	$1,159,302	$181,333

We have elected the practical expedient in ASC 842 "Leases" to not capitalize any leases with initial terms of less than twelve months on our balance sheet and include them as short-term lease expense in the condensed consolidated interim statements of operations and comprehensive loss.

Future minimum payments under non-cancelable operating lease obligations were as follows as of June 30, 2022:

Remainder of 2022	$558,495
2023	1,204,941
2024	1,208,381
2025	1,090,376
2026	937,583
Thereafter	2,851,409
Total minimum lease payments	7,851,185
Less: interest	(3,569,335)
Present value of net minimum lease payments	4,281,850
Less: current portion of lease liabilities	(836,683)
Total long-term lease liabilities	$3,445,167

20. Commitments and contingencies

Legal Matters

On April 30, 2020, our wholly owned subsidiary, Hudspeth Oil Corporation, filed suit against Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies. The suit seeks the recovery of approximately $1.4 million in costs incurred as a result of a tool failure during drilling activities on the University Founders A25 #2 well that is located in the Orogrande Field. Working interest owner Wolfbone Investments, LLC, a company owned by our former Chairman Gregory McCabe, is a co-plaintiff in that action. After the suit was filed, Cordax filed a mineral lien in the amount of $104,500 against the Orogrande Field and has sued the operator and counterclaimed against Hudspeth for breach of contract, seeking the same amount as the lien. We have added the manufacturer of one of the tool components that we contend was a cause of the tool failure. It was later discovered that Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies forfeited its charter to conduct business in the State of Texas by failing to timely pay its franchise taxes, and we added members of the board of directors to the case pursuant to the Texas Tax Code. It was recently disclosed that Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies is the subsidiary of a Canadian parent company, Cordax Evaluation Technologies, Inc., who has also been added to the case. The suit, Hudspeth Oil Corporation and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies, was filed in the 189th Judicial District Court of Harris County, Texas. The parties attended mediation on June 15, 2022, that was unsuccessful in resolving the case. The parties are now engaged in discovery and plan to take depositions of fact and expert witnesses. Management is open to an agreed resolution is such an agreement can be reached but is prepared to proceed to trial on the claims.

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

On January 3, 2022, a putative securities class action lawsuit was filed in the U.S. District Court for the Eastern District of New York captioned Maltagliati v. Meta Materials Inc., et al., No. 1:21-cv-07203, against us, our Chief Executive Officer, our Chief Financial Officer, Torchlight’s former Chairman of the Board of Directors, and Torchlight’s former Chief Executive Officer. On January 26, 2022, a similar putative securities class action lawsuit was filed in the U.S. District Court for the Eastern District of New York captioned McMillan v. Meta Materials Inc., et al., No. 1:22-cv-00463. The McMillan complaint names the same defendants and asserts the same claims on behalf of the same purported class as the Maltagliati complaint. The complaints, purportedly brought on behalf of all purchasers of our publicly traded securities from September 21, 2020 through and including December 14, 2021, assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) arising primarily from a short-seller report and statements related to our business combination with Torchlight. The complaints seek unspecified compensatory damages and reasonable costs and expenses, including attorneys’ fees. On July 15, 2022, the Court consolidated these actions under the caption In re Meta Materials Inc. Securities Litigation, No. 1:21-cv-07203, appointed lead plaintiffs and approved the lead plaintiffs’ selection of lead counsel. We anticipate that the lead plaintiffs will file a consolidated complaint in the near future.

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

On July 25, 2022, WestPark Capital Group, LLC filed a complaint in Los Angeles County Superior Court against us for breach of contract, alleging that it is owed a $450,000 commission as a placement agent with respect to our June 2022 direct offering. We dispute that WestPark Capital Group placed the investor in the direct offering and is owed a commission.

Contractual Commitments and Purchase Obligations

a)
On January 29, 2021, we arranged an irrevocable standby letter of credit with Toronto Dominion Bank (“TD”) in favor of Covestro Deutschland AG (“Covestro”) for EUR 600,000 in relation to Cooperation Framework Agreement (“CFA”). In the event we fail to meet the performance milestones under the CFA, Covestro shall draw from the letter of credit with TD. The letter of credit was secured by restricted cash of CA$1,000,000 under a cash use agreement which has been recorded as long-term debt in the consolidated balance sheets. We have assessed the performance milestones against ASC 606 and recognized the full contract amount as development revenue in the year ended December 31, 2021. As of June 30, 2022, Covestro has issued certificates of reduction totaling EUR 325,000 and the letter of credit had an outstanding amount of $287,399 (EUR 275,000).
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
c)
During 2018, we arranged a guarantee/standby letter of credit with RBC in favor of Satair A/S for $500,000 in relation to an advance payment received. In the event we fail to deliver the product as per the contract or refuse to accept the return of the product as per the buyback clause of the contract or fails to repay the advance payment in accordance with the conditions of the agreement signed with Satair on September 18, 2018, Satair shall draw from the letter of credit with RBC. Borrowings from the letter of credit with RBC are repayable on demand. The letter of credit from RBC is secured by a performance security guarantee cover issued by Export Development of Canada. Further, this guarantee/standby letter of credit expires on October 5, 2022. As of June 30, 2022, no amount has been drawn from the letter of credit with RBC.
d)
On December 8, 2016, we entered into a cooperation agreement with a large aircraft manufacturer to co-develop laser protection filters for space and aeronautical civil and military applications, metaAIR®, and support the setup of manufacturing facilities for product certification and development. The cooperation agreement includes financial support provided to us in the form of non-recurring engineering costs of up to $4,000,000 to be released upon agreement of technical milestones in exchange for a royalty fee due by us on gross profit after sales and distribution costs. The total royalty fee to be paid may be adjusted based on the timing of our sales and the amount ultimately paid to us by large aircraft manufacturer to support the development.
e)
Certain nano-optic products are subject to a 3% sales royalty in favor of Simon Fraser University ("SFU") where certain elements of the nano-optic technology originated. Royalties were $Nil during the six months ended June 30, 2022 (2021 - $324). In 2014, we prepaid royalties that would offset against future royalties owed as part of the transfer of the intellectual property from SFU, of which $197,016 remains prepaid as of June 30, 2022 (December 31, 2021 - $197,016).
f)
Our product revenue associated with six acquired patents is subject to royalties. We agreed to share 10% of any revenues related to the patents received from a specific customer for a period of two years and ongoing royalties of 3% and 6% on other revenues derived from the patents for a period of five years. There were no royalties during the six months ended June 30, 2022 (June 30, 2021 - $Nil).
g)
As of June 30, 2022, we had ongoing commitments for maintenance contracts and asset purchases as follows:

Remainder of 2022	$852,311
2023	43,024
2024	3,054
$898,389

21. Subsequent events

Subsequent to June 30, 2022, 27,329 fully vested RSUs have been issued in common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q. For additional information regarding our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on May 2, 2022(the “Form 10-K/A”), as well as our consolidated financial statements and related notes thereto included in Part II, Item 8 of the Form 10-K/A. As discussed in the section titled “Forward-Looking Statements,” the following discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report on Form 10-Q and in the Form 10-K/A. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Throughout 2021, our activities were focused on our research and development efforts as well as expansion of our intellectual property portfolio. Throughout 2022, new emphasis is being placed on investments in pilot scale manufacturing of our NANOWEB products, expansion of our production capacity in our banknote and brand security lines, and more aggressive design, development and clinical testing of our broad array of medical products. For more information regarding our business, see Part I, Item I (Business).

Recent Acquisitions

Plasma App Ltd.

On April 1, 2022, we completed the purchase of 100% of the issued and outstanding shares of Plasma App Ltd. ("PAL") through issuance of 10,752,687 common shares with an estimated fair value on the closing date of $17 million. The number of shares were calculated as the sum of 9,677,419 shares, equal to $18,000,000 divided by $1.86 (the volume weighted average price for the ten trading days ending on March 31, 2022), and 1,075,268 shares, equal to $2,000,000 divided by $1.86, to be issued at a later date subject to satisfaction of certain claims and warranties.

PAL is the developer of PLASMAfusion™, a first of its kind, proprietary manufacturing platform technology, which enables high speed coating of any solid material on any type of substrate. PAL team is located at the Rutherford Appleton Laboratories in Oxford, UK. We expect to apply PLASMAfusion™ to the metallization step in its roll-to-roll production process for NANOWEB® films as well as KolourOptik® security films. This is expected to significantly accelerate line speed and increase annual capacity.

Optodot Corporation

On June 22, 2022, we completed an asset purchase agreement with Optodot Corporation ("Optodot") to acquire certain assets related to patents and intellectual property for the battery and other industries through the issuance of a combination of cash of $3.5 million and common stock of 26,809,234 shares with an estimated total fair value on the closing date of $53.6 million. The number of shares were calculated as the sum of 22,348,190 shares, equal to $37,500,000 divided by $1.68 (the volume weighted average price for the twenty trading days ending on June 21, 2022), and 4,461,044 shares, equal to $7,500,000 divided by $1.68, to be issued at a later date subject to certain vesting milestones as set forth in the purchase agreement.

Optodot is a leading developer and licensor of nano-composite battery separators and infrared optical coating technologies. Its NPORE® separators eliminate the use of plastic substrate and provide superior functionality and outstanding heat resistance for current and next generation lithium-ion batteries. NPORE is also intended to be used to improve the performance of our medical products, in particular, our radiWISE product for signal to noise improvement in MRI scanning. Also, its Electrode Coated Separators (ECS) combine what is presently two discrete functions in the LI batteries and offer a simpler, faster, lower-cost assembly process compatible with current and future battery chemistries.

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the consolidated balance sheets and statements of operation and comprehensive loss presented herein. The following discussion and analysis are based on our consolidated financial statements contained in this Annual Report, which we have prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K/A for the year ended December 31, 2021.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated interim financial statements, please see “Note 2—Significant accounting policies” in the Notes to Condensed Consolidated Interim Financial Statements of this Quarterly Report on Form

10-Q.

RESULTS OF OPERATIONS

Revenue and Gross Profit

Our revenue is generated from product sales as well as development revenue. We recognize revenue when we satisfy performance obligations under the terms of our contracts, and control of our products is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products or services.

Product Sales
Product sales include products, components, and samples sold to multiple customers. Revenue from the sale of prototypes and finished products is recognized at the point in time when control of the asset is transferred to the customer, generally on delivery of goods. We consider whether there are other obligations in the contract that are separate performance obligations to which a portion of the transaction price needs to be allocated. In determining the transaction price for the sale of prototypes, we consider the effects of variable consideration, the existence of significant financial components, non-cash consideration and consideration payable to the customer (if any).

Development Revenue
Development Revenue consists of revenues from contract services and research services. Revenue from development activities is recognized over time, using an input method to measure progress towards complete satisfaction of the research activities and associated performance obligations identified within each contract have been satisfied.

Cost of Goods Sold
Cost of Goods Sold consists of direct material used in production, depreciation expenses of machinery and equipment used in production, salaries and benefits relating to the production staff, and other overheads allocated to production.

	Three months ended June 30,				Six months ended June 30,
	2022	2021	Change		2022	2021	Change
Product sales	$334,113	$1,953	$332,160	17008%	$502,240	$24,000	$478,240	1993%
Development revenue	2,989,614	622,367	2,367,247	380%	5,796,182	1,196,623	4,599,559	384%
Total Revenue	3,323,727	624,320	2,699,407	432%	6,298,422	1,220,623	5,077,799	416%
Cost of goods sold	877,951	706	877,245	124256%	1,656,663	1,106	1,655,557	149689%
Gross Profit	$2,445,776	$623,614	$1,822,162	292%	$4,641,759	$1,219,517	$3,422,242	281%

Comparison of the Three and Six Months Ended June 30, 2022 to the Three and Six Months Ended June 30, 2021

Product Sales

The increase in product sales for the three months ended June 30, 2022, as compared to the same period of 2021, is primarily due to $0.3 million increase in sales revenue from our Lithography revenue - banknotes applications.

Development Revenue

The increase in development revenue for the three and six months ended June 30, 2022 of $2.4 million and $4.6 million is mainly due to our Lithography revenue - banknotes applications in Q1 and Q2 2022 of $2.6 million and $3.0 million respectively offset by decrease in other revenue streams due to the completion of some development contracts in 2021. We derive a significant portion of our revenue from contract services with a confidential G10 central bank. In 2021, We acquired a development contract for up to $41.5 million over a period of up to five years. These contract services incorporate both nano-optic and optical thin film technologies and are focused on developing authentication features for future banknotes.

Cost of Goods Sold

The increase in cost of goods sold for the three and six months ended June 30, 2022 of $0.9 million and $1.7 million respectively is mainly due our production cost associated with the Lithography revenue - banknotes applications.

Operating expenses

	Three months ended June 30,				Six months ended June 30,
	2022	2021	Change		2022	2021	Change
Operating Expenses
Selling & Marketing	$1,127,079	$298,871	$828,208	277%	$2,163,065	$695,465	$1,467,600	211%
General & Administrative	14,469,879	3,847,278	10,622,601	276%	29,067,792	6,440,162	22,627,630	351%
Research & Development	6,490,800	1,633,653	4,857,147	297%	10,461,939	3,412,909	7,049,030	207%
Total operating expenses	$22,087,758	$5,779,802	$16,307,956	282%	$41,692,796	$10,548,536	$31,144,260	295%

Selling & Marketing

The increase in selling & marketing expenses of $0.8 million for the three months ended June 30, 2022, as compared to the same period of 2021, is primarily due to $0.6 million increase in salaries and benefits including $0.2 increase in non-cash equity compensation due to increases in headcount in the latter part of 2021 and early part of 2022 to acquire talent and grow the sales and marketing team, and $0.2 million increase in trade show and travel expenses due to the participation in trade shows and conferences versus the travel restrictions in early 2021.

The increase in selling & marketing expenses of $1.5 million for the six months ended June 30, 2022, as compared to the same period of 2021, is primarily due to $0.9 million increase in salaries and benefits including $0.2 increase in non-cash equity compensation due to increases in headcount in the latter part of 2021 and early part of 2022 to acquire talent and grow the sales and marketing team, and $0.4 million increase in trade show and travel expenses due to the participation in trade shows and conferences versus the travel restrictions in early 2021.

General & Administrative

The increase in general & administrative expenses of $10.6 million for the three months ended June 30, 2022, as compared to the same period of 2021, is primarily due to $4.8 million in professional fees due to ongoing SEC investigation and lawsuits, acquisitions related cost and consulting fees, $2.9 million increase in salaries and benefits including $1.3 million increase in non-cash equity compensation due to 1) management and support functions growth to keep pace with our overall growth and acquisitions, 2) the acquisition of Nanotech in Q4 2021, PAL and Optodot in Q2 2022, and 3) Contractors hired in Q3 2021 to manage the O&G assets, $1.1 million in depreciation and amortization expenses mainly due to acquired intangible assets in Q4 2021 as part of the Nanotech acquisition as well as the increase in depreciation expense due to acquired equipment in different facilities, $0.7 million in insurance due to the new insurance requirements the US resulting from our NASDAQ listing at the end of Q2 2021, $0.3 million in rent due to lease expansion of different locations, and $0.7 million increase in travel, subscription and other expenses.

The increase in general & administrative expenses of $22.6 million for the six months ended June 30, 2022, as compared to the same period of 2021, is primarily due to $9 million in professional fees due to ongoing SEC investigation and lawsuits, acquisitions related cost and consulting fees, $7.8 million increase in salaries and benefits including $4.4 million increase in non-cash equity compensation due to 1) management and support functions growth to keep pace with our overall growth and acquisitions, 2) the acquisition of Nanotech in Q4 2021, PAL and Optodot in Q2 2022, and 3) Contractors hired in Q3 2021 to manage the O&G assets, $2.2 million in depreciation and amortization expenses mainly due to acquired intangible assets in Q4 2021 as part of the Nanotech acquisition as well as the increase in depreciation expense due to acquired equipment in different facilities, $1.3 million in insurance due to the new insurance requirements the US resulting from our NASDAQ listing at the end of Q2 2021, $0.8 million in rent due to lease expansion of different locations, and $1 million increase in travel, subscription and other expenses.

Research & Development

The increase in research & development expenses of $4.9 million for the three months ended June 30, 2022, as compared to the same period of 2021, is primarily due to $3.6 million in salaries and benefits including $1.8 million increase in non-cash equity compensation due to increase in our head count through all locations as a result of 1) expansion in facilities and laboratories, and 2) the acquisition of Nanotech in Q4 2021, PAL and Optodot in Q2 2022, $0.4 million in rent due to lease expansion in different R&D facilities in Canada, USA and Greece, and $0.5 million increase in travel, R&D materials, subscription and other expenses.

The increase in research & development expenses of $7 million for the six months ended June 30, 2022, as compared to the same period of 2021, is primarily due to $5.1 million in salaries and benefits including $2.2 million increase in non-cash equity compensation due to increase in our head count through all locations as a result of 1) expansion in facilities and laboratories, and 2) the acquisition of Nanotech in Q4 2021, PAL and Optodot in Q2 2022, $0.7 million in rent due to lease expansion in different R&D facilities in Canada, USA and Greece, and $0.6 million increase in travel, R&D materials, subscription and other expenses.

Other expense

	Three months ended June 30,				Six months ended June 30,
	2022	2021	Change		2022	2021	Change
Other expense:
Interest expense, net	$(142,055)	$(427,809)	$285,754	-67%	$(306,489)	$(878,717)	$572,228	-65%
Loss on foreign exchange, net	(971,713)	(163,941)	(807,772)	493%	(823,322)	(330,385)	(492,937)	149%
Loss on financial instruments, net	—	(535,170)	535,170	-100%	—	(40,540,091)	40,540,091	-100%
Other (loss) income, net	(336,993)	341,958	(678,951)	-199%	(1,346,436)	933,864	(2,280,300)	-244%
Total other expense	$(1,450,761)	$(784,962)	$(665,799)	85%	$(2,476,247)	$(40,815,329)	$38,339,082	-94%

Interest Expense, net

The decrease in net interest expense of $0.3 million for the three months ended June 30, 2022, as compared to the same period of 2021, is primarily due to reduced interest accretions expense in Q2 2022 due to the settlement of Torchlight promissory notes on June 30, 2021, subsequent to completion of the Torchlight RTO. As such, interest accretion has decreased significantly since Q2 2021.

The decrease in net interest expense of $0.6 million for the six months ended June 30, 2022, as compared to the same period of 2021, is primarily due to reduced interest accretions expense as a result of conversion of $12 million of promissory notes and debentures into common shares in Q1 2021.

Loss on Foreign Exchange, net

The change in net loss/gain on foreign exchange for the three and six months ended June 30, 2022, compared to the same period of 2021, is primarily driven by revaluations of intercompany balances in different currencies, mainly Canadian dollars and US dollars.

Loss on Financial Instruments, net

No loss on financial instruments were recorded for the three and six months ended June 30, 2022, as there were no revaluations of financial instruments during the period.

The $0.5 million net loss on financial instruments for the three months ended June 30, 2021 is primarily due to the re-measurement of the $11 million Torchlight promissory notes prior to settlement on June 30, 2021 subsequent to completion of the Torchlight RTO and recognition of $0.5 non-cash realized loss in the statements of operations in Q2 2021.

The remaining $40 million net loss on financial instruments for the six months ended June 30, 2021 is primarily due to the re-measurement of convertible financial liabilities of carrying value of $12 million at the conversion dates and recognition of $40 million non-cash realized loss in the statements of operations in Q1 2021. This significant increase in the fair value of the convertible financial liabilities is due to the significant increase of our stock price from CA$0.66 as at December 31, 2020 to:

•
CA$3.01 on February 16, 2021 when we converted unsecured convertible promissory notes of $4.4 million principal and interest at share price of CA$0.50 in accordance with the terms of the bridge financing;
•
CA$3.01 on February 16, 2021 when we converted unsecured convertible debentures of $1.5 million principal and interest at share price of CA$0.70 as per terms of the agreement and;
•
CA$3.80 on March 3, 2021 when we converted secured convertible debentures of $4 million principal and interest at share price of CA$0.70 pursuant to the terms of the agreement with BDC.

Other (loss) income, net

The decrease other income / increase in other loss of $0.7 million for the three months ended June 30, 2022, as compared to the same period of 2021, is primarily due to $0.4 million costs incurred in Q2 2022 in relation to certain drilling activity we carried at our O&G properties, to remain in compliance with all aspects of our lease obligations and to satisfy the Continuous Drilling Clause ("CDC") with University Lands as well as $0.3 million decrease in cash and non-cash government grants received.

The decrease other income / increase in other loss of $2.3 million for the six months ended June 30, 2022, as compared to the same period of 2021, is primarily due to $1.5 million costs incurred in the first half of year 2022 in relation to certain drilling activity we carried at our O&G properties, to remain in compliance with all aspects of our lease obligations and to satisfy the Continuous Drilling Clause ("CDC") with University Lands as well as $0.9 million decrease in cash and non-cash government grants received.

Deferred Tax recovery

	Three months ended June 30,				Six months ended June 30,
	2022	2021	Change		2022	2021	Change
Income tax recovery	$109,985	$57,847	$52,138	90%	$109,985	$102,526	$7,459	7%

The increase in our income tax recovery for the three and six months ended June 30, 2022, as compared to the same periods of 2021, was driven by an increase in accumulated losses that reduced our net deferred tax liability.

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

On June 30, 2022, we had cash, cash equivalents and short-term investments of $55.3 million including $0.5 million in restricted cash and $1.3 million in short term investments compared to $50.3 million in cash, cash equivalents and short-term investments at December 31, 2021.

During the six months ended June 30, 2022, our principal sources of liquidity included $46.3 million of net proceeds obtained through the issuance of common stock and warrants and revenue of approximately $6 million.

Our primary uses of liquidity included $13 million in professional fees, $11 million in salaries, $8 million in capital expenditures, $3.5 as consideration for acquisitions, $3 million change in working capital and $2 million in rent and utilities.

On June 24, 2022, we entered into a securities purchase agreement, as amended and restated on June 27, 2022, with certain institutional investors (the “SPA”) for the purchase and sale in a registered direct offering of 37,037,039 shares of our common stock at a purchase price of $1.35 per share and warrants to purchase 37,037,039 shares at an exercise price of $1.75 per share. This resulted in gross proceeds from the offering of $50 million and net proceeds of $46.3 million.

At-the-Market Equity Offering Program

On June 24, 2022, we terminated the Amended and Restated Sales Agreement (the “A&R Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) relating to shares of our common stock offered by the Prospectus Supplement and the accompanying Prospectus. In accordance with the terms of the A&R Sales Agreement, we were able to offer and sell shares of our common stock having an aggregate offering price of up to $250,000,000 from time to time through Roth, acting as our sales agent, pursuant to at-the-market transactions. As of the date of termination, we have sold an aggregate of 16,185,805 shares of our common stock pursuant to the A&R Sales Agreement for aggregate gross proceeds of approximately $137.5 million.

We believe that our existing cash will be sufficient to meet our working capital and capital expenditure needs for the next 12 months, however we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the capital expansion of our facilities in Halifax, California and Thurso and the ongoing investments to support the growth of our business.

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2022	2021
Net cash used in operating activities	$(29,003,401)	$(5,607,851)
Net cash (used in) provided by investing activities	(10,798,920)	143,639,858
Net cash provided by financing activities	46,611,933	15,483,993
Net increase in cash, cash equivalents and restricted cash	$6,809,612	$153,516,000

Net cash used in operating activities

During the six months ended June 30, 2022, net cash used in operating activities of $29 million was primarily driven by $39.4 million of net loss reported for the period, and non-cash adjustments of $13 million mainly due to depreciation and amortization of $3.5 million, stock-based compensation of $7.6 million, and decrease in deferred revenue of $0.2 million. In addition, there was $2.5 million cash used by working capital primarily due to a $1.6 million decrease in trade and other payables and $0.1 million increase in accounts receivable and $0.7 million decrease of other current assets.

During the six months ended June 30, 2021, net cash used in operating activities of $5.6 million was primarily driven by $50 million of net loss reported for the period, and non-cash adjustments of $43.6 million related to fair value losses on financial instruments, depreciation and amortization, interest expense and stock-based compensation. In addition, there was $0.8 million cash provided by working capital.

Net cash (used in) provided by investing activities

During the six months ended June 30, 2022, net cash provided by investing activities of $10.8 million was primarily driven by proceeds from short-term investments $1.6 million, offset by $9 million of capital expenditure associated with the construction of the Highfield Park Facility in Canada as well as the equipment purchases for our facility in California, United States and $3.5 million cash paid for Optodot acquisition.

During the six months ended June 30, 2021, net cash provided by investing activities of $143.6 million was primarily driven by cash acquired as a result of the Torchlight acquisition of $147 million and $3.3 million of capital expenditure associated with the construction of the Highfield Park Facility in Canada as well as the equipment purchases for META’s facility in California, United States.

Net cash provided by financing activities

During the six months ended June 30, 2022, net cash provided by financing activities of $46.6 million was primarily driven by the cash obtained through the proceeds from the issuance of common stock and warrants through Securities Purchase Agreements with institutional investors for the purchase and sale in a registered direct offering.

During the six months ended June 30, 2021, net cash provided by financing activities of $15.5 million was primarily driven by $10 million proceeds from issuance of unsecured convertible promissory notes to Torchlight that was eliminated upon consolidation at June 30, 2021, $3.9 million proceeds from issuance of unsecured convertible promissory notes to a shareholder that was subsequently converted into common stock in Q1 2021, and $1.1 million proceeds from long-term debt.

Commitments and contractual obligations

For a description of our commitments and contractual obligations, please see “Note 20 — Commitments and contingencies” in the Notes to the Condensed Consolidated Interim Financial Statements of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $0.9 million as of June 30, 2022. These letters of credit and bank guarantees are collateralized by $0.5 million in restricted cash. Please see “Note 19 – Commitments and contingencies” in the Notes to the Consolidated Financial Statements of this Quarterly Report on this Form 10-Q. We do not maintain any other off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022.

Based on this evaluation, our management including the Chief Executive Officer and Chief Financial Officer have concluded that, although there is significant improvement in the design and implementation of our internal controls over financial reporting during the first half of the year 2022, we still consider there to be an existence of material weaknesses in our disclosure controls and procedures and our internal control over financial reporting until complete testing has been performed in the second half of year 2022. Accordingly, we consider that our disclosure controls and procedures were not effective as of June 30, 2022.

Nevertheless, giving full consideration to the material weaknesses and the progress made in addressing them since December 31, 2021, we have concluded that the condensed consolidated interim financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, the results of our operations and our cash flows for each of the periods presented in conformity with U.S. generally accepted accounting principles.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, management determined that it did not maintain effective internal controls over financial reporting due to the existence of identified material weaknesses. Since that time, management, with oversight from our Audit Committee, has been in the process of remediating these material weaknesses. We made significant improvement to our internal controls structure during Q1 and Q2 2022 to address the material weaknesses, and we are currently in the process of testing the controls which have been implemented. Despite significant progress, these material weaknesses will not be considered remediated until the applicable controls have been operating for a sufficient period of time to complete thorough testing and to conclude that they are operating effectively.

Remediation of Previously Reported Material Weaknesses

Management has implemented a number of measures to address the material weaknesses disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021. We are currently in the process of testing our key controls with the assistance of a third-party firm, with the intention to continue to strengthen our internal controls over financial reporting to ensure that management can routinely prepare our financial statements under GAAP and remain in compliance with the SEC reporting requirements.

To remediate the weaknesses described above, we have performed the following:

•
Hired qualified individuals in accounting and finance, including those experienced in technical accounting and transactional accounting, allowing for proper segregation of duties and reporting structure.
•
Hired a Chief Information Officer, an ERP specialist, and additional Information Technology support staff who have assessed the status of ITGC's and implemented changes such as performing, with the help of individual departments, analyses of access restrictions in key information technology applications and assessing necessity and risk associated with specific areas of access.
•
Hired a Supply Chain Procurement Director to build a supply chain and logistics function across our locations to assist in the segregation of duties and enforcement of controls surrounding the authorization of purchases and maintenance of inventories.
•
Updated and formalized processes and procedures through the creation of multiple process documents including full-cycle flowcharts and a company-wide authorization matrix, which outlines limits of authority for key transactions and commitments. The formalization and documentation of these processes was done with the input of our third-party consultants, with whom we have performed walkthroughs and whom we continue to involve in the implementation of policies and procedures in new acquisitions.

Changes in Internal Controls.

Except for the remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 20— Commitments and contingencies” in the Notes to the Condensed Consolidated Interim Financial Statements of this Form 10-Q.

Item 1A. Risk Factors

The following factors could materially affect META’s business, financial condition or results of operations and should be carefully considered in evaluating us and our business, in addition to other information presented elsewhere in this report.

Risks Related to our Business

We have a limited operating history, which can make it difficult for investors to evaluate our operations and prospects and may increase the risks associated with investing in us.

We have incurred recurring consolidated net losses since our inception and expects our operating costs to continue to increase in future periods as we expend substantial financial and other resources on, among other things, business and headcount expansion in operations, sales and marketing, research and development, and administration as a public company. These expenditures may not result in additional revenues or the growth of our business. If we fail to grow revenues or to achieve profitability while our operating costs increase, our business, financial condition, results of operations and growth prospects will be materially, adversely affected.

We are expected to be subject to many of the risks common to early-stage enterprises for the foreseeable future, including challenges related to laws, regulations, licensing, integrating and retaining qualified employees; making effective use of limited resources; achieving market acceptance of existing and future products; competing against companies with greater financial and technical resources; acquiring and retaining customers; and developing new solutions; and challenges relating to identified material weaknesses in internal control.

Material weaknesses or significant deficiencies in our internal controls could materially and adversely affect our business, results of operations and financial condition.

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a‑15(f). Our internal control over financial reporting is a process designed by and under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. As previously disclosed, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 and, based on this evaluation, concluded that internal control over financial reporting was not effective as of December 31, 2021, due to material weaknesses in internal control over financial reporting. As of June 30, 2022, such material weaknesses had not yet been remediated.

Remediation efforts place a significant burden on our management and add increased pressure on our financial reporting resources and processes (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q for more information regarding such remediation efforts). If we are unable to successfully remediate these material weaknesses in a timely manner, or if any additional material weaknesses in our internal control over disclosure or financial reporting are identified, the accuracy of our financial reporting and our ability to timely file with the SEC may be adversely impacted. In addition, if our remedial efforts are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls occur in the future, we could be required to restate our financial statements, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weaknesses or deficiencies, subject us to regulatory investigations and penalties, harm our reputation, and cause a decline in investor confidence or otherwise cause a decline in our stock price.

Impairment of our goodwill or other intangible assets could materially and adversely affect our business, operating results, and financial condition.

Events or changes in circumstances, such as declines in our stock price or market capitalization, could affect the likelihood that we will be required to recognize an impairment charge. In particular, these or other adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from our goodwill and intangible assets. We have recently experienced substantial declines in our stock price, and continued weakness or further declines in our stock price increase the likelihood that we may be required to recognize impairment charges. Any impairment charges could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge. We cannot provide assurances that we will not in the future be required to recognize impairment charges.

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

We believe that current working capital will be sufficient to continue our business for at least the next twelve months. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new products, the depletion of our working capital could be accelerated. We believe that our existing cash will be sufficient to meet our working capital and capital expenditure needs for the next 12 months however, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing, or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets and our limited operating history.

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

We are exposed to fluctuations in currency exchange rates.

Our revenues and expenses are denominated in U.S. dollars, Canadian dollars, EURO, and Great British Pounds, and therefore are exposed to significant currency exchange fluctuations. Recent events in the global financial markets have been coupled with increased volatility in the currency markets. Fluctuations in the exchange rate between the U.S. dollar, the Canadian dollar and the Great British Pounds may have a material adverse effect on our business, financial condition, and operating results. We may, in the future, establish a program to hedge a portion of our foreign currency exposure with the objective of minimizing the impact of adverse foreign currency exchange movements. With appropriate risk management and oversight this may be able to offset future risk, however a hedging strategy will result in additional operating costs.

Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, certain members of our management team have limited experience managing a public company.

As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. We are also required to maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs and increase demand on our systems. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.

Additionally, certain members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.

We depend on our OEM customers and system integrators to incorporate our products into their systems.

Our revenues depend, in part, on our ability to maintain existing and secure new OEM customers. Our revenues also depend, in part, on the ability of our current and potential OEM customers and system integrators to incorporate our products into their systems, and to sell such systems successfully. Limited marketing resources, reluctance to invest in research and development and other factors affecting these OEM customers and third-party system integrators could have a substantial impact upon demand for our products, and in turn upon our revenues and financial results. If OEM customers or integrators are not able to adapt existing tools or develop new systems to take advantage of the features and benefits of our products or if they perceive us to be an actual or potential competitor, then the opportunities to expand our revenues and increase our margins may be severely limited or delayed. In addition, some of our OEM customers are developing their own competitive products. If they are successful, this may reduce our revenues from these customers.

Our revenues may be concentrated in a few customers, and if we lose any of these customers, or these customers do not pay us, our revenues could be materially adversely affected.

We rely on a few customers for a significant portion of our revenues. For the three and six months ended June 30, 2022, revenue from one customer accounted for $3,239,649 or 99% and $6,242,740 or 94% respectively of total revenue.

We currently derive a significant portion of our revenue from contract services with a G10 central bank. We are developing a new security feature under a framework contract with this customer. There can be no assurance that this project will be successful, or that will result in long-term production revenue for this security feature.

Our agreements with various national governments and suppliers to such governments subject us to unique risks.

We must comply with, and are affected by, laws and regulations relating to the award, administration, and performance of various national government contracts. Awards received from such governments may be cancelled or lose funding. Such government contracting parties may require us to increase or decrease production of certain products sold to such governments due to changes in strategy, priorities or other reasons, which could impact production of other products or sales to other customers to meet the requirements of such governments. In addition, such governments routinely retains rights to intellectual property developed in connection with government contracts. Such governments could exercise these rights in certain circumstances in the future, which could have the effect of decreasing the benefit we are able to realize commercially from such intellectual property.

National government agencies routinely audit and investigate government contractors and can decrease or withhold certain payments when it deems systems subject to its review to be inadequate. Additionally, any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, penalties, fines and suspension, or prohibition from doing business with such governments. In addition, we could suffer serious reputational harm if allegations of impropriety were made against it. Any such imposition of penalties, or the loss of such government contracts, could materially adversely affect our business, financial condition, results of operations and growth prospects

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies, and software. We must export our products in compliance with U.S. export controls and we may not always be successful in obtaining necessary export licenses. Our failure to obtain required import or export approval for our products or limitations on our ability to export or sell our products imposed by these laws may harm our international and domestic revenues. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm.

Changes in our products or changes in export, import and economic sanctions laws and regulations may delay our introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to or from certain countries altogether. In addition to the tariffs imposed by the U.S. Government on certain items imported from China, it is possible that additional sanctions or restrictions may be imposed by the United States on items imported into the United States from China. Similarly, in addition to the tariffs imposed by China on certain items imported from the United States, it is possible that additional sanctions or restrictions may be imposed by China on items imported into China from the United States. Any such measures could further adversely affect our ability to sell our products to existing or potential customers and harm our ability to compete internationally and grow our business. In addition, generally, tariffs may materially increase the cost of our raw materials and finished goods, may negatively impact our margins as we may not be able to pass on the additional cost through increasing the prices of our products, and may cause the contraction of certain industries, including the Industrial market. Any change in export or import regulations or legislation, shift or change in enforcement, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

We may experience delays in providing sufficient product for future testing of our products due to the ongoing supply chain limitations caused by COVID-19.

Due to current supply chain disruptions caused by COVID-19, our contract manufacturing organizations may experience an inability to manufacture and produce sufficient quantities of our products as we progress through our regulatory testing and/or approval. Should this happen, we may not be able to provide sufficient quantities of our products which could delay our ability to bring products to market. Such a delay would cause us to use more capital than currently planned which may have a material adverse effect on our projected timing of product launches and financials.

We may be unable to develop new products, applications, and end markets for our products.

Our future success will depend in part on our ability to generate sales of our products as well as generating development revenue. Current and potential customers may have substantial investment in, and know-how related to our technologies. Customers may be reluctant to change from incumbent suppliers or cease using their own solutions, or our products may miss the design and procurement cycles of our customers. Many target markets have historically been slow to adopt new technologies. These markets often require long testing and qualification periods or lengthy government approval processes before admitting new suppliers or adopting new technologies.

Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate efforts with those suppliers to achieve increased production volume rapidly. If we are unable to implement this strategy to develop new applications and end markets for products or develop new products, the business, financial condition, results of operations and growth prospects could be materially adversely affected. In addition, any newly developed or enhanced products may not achieve market acceptance or may be rendered obsolete or less competitive by the introduction of new products by other companies.

Our research and marketing development activities and investments may not result in profitable, commercially viable or successfully produced and marketed products.

Although we, ourselves and through our investments, are committed to researching and developing new markets and products and improving existing products, there can be no assurances that such research and market development activities will prove profitable or that the resulting markets and/or products, if any, will be commercially viable or successfully produced and marketed. A failure in the demand for products to materialize as a result of competition, technological change or other factors could have a material adverse effect on the business, results of operations and financial condition of the companies in which we have or will invest in, and consequently, on us.

Disruption in supply from our single source supplier of our holographic raw materials may cause a material adverse effect on our Holography-related products.

We purchase our holographic raw materials from a tier 1 German manufacturer, which is a single source supplier. Disruption in supply from this supplier for any number of factors may cause a material adverse effect on our Holography-related products.

Change in laws, regulations or guidelines relating to our business plan and activities could adversely affect our business.

The current and proposed operations of us are subject to a variety of laws, regulations and guidelines relating to production, the conduct of operations, transportation, storage, health and safety, medical device regulation and the protection of the environment. These laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations.

As an example, we launched a new product metaAIR® in March 2019 to provide laser glare protection to pilots in the airline industry. Currently, metaAIR® is not subject to any Federal Aviation Administration regulations. However, metaAIR® could become subject to evolving regulation by governmental authorities as the metaAIR® market evolves further.

If we are unable to make acquisitions, or successfully integrate them into our business, our results of operations and financial condition could be adversely affected.

We have completed a number of acquisitions during our operating history. We have spent and may continue to spend significant resources identifying and pursuing future acquisition opportunities. Acquisitions involve numerous risks including: (1) difficulties in integrating the operations, technologies and products of the acquired companies; (2) the diversion of management’s attention from other business concerns; and (3) the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of any prior and future acquisitions or to successfully integrate the operations of the acquired companies could have a material and adverse effect on our business, financial condition, and results of operations. Any future acquisitions could also result in potentially dilutive issuance of equity securities, acquisition or divestiture-related write-offs or the assumption of debt and contingent liabilities.

The regulatory approval process for our medical products in the United States and other countries around the world is time-consuming and complicated, and we may not obtain the approval required to market a product within the timeline required, or at all. Additionally, we may lose regulatory approval and/or our products may become subject to new and anticipated foreign regulations.

Our wireless sensing technology to enhance MRI and non-invasive glucoWISE® monitoring is under development. We have performed many pre-clinical experiments and we are preparing to perform clinical experiments as needed to continue the development of the related products. These products have not yet completed clinical trials/regulatory approval processes, and there can be no assurance that trials will be successful, or that approvals will be granted.

Our insurance coverage strategy may not be adequate to protect us from all business risks.

We will require insurance coverage for numerous risks related to our business. Although our management believes that the events and amounts of liability covered by our insurance policies will be reasonable, taking into account the risks relevant to our business, and the fact that agreements with users contain limitations of liability, there can be no assurance that such coverage will be available or sufficient to cover claims to which we may become subject. If insurance coverage is unavailable or insufficient to cover any such claims, our financial resources, results of operations and prospects could be adversely affected.

The risk of loss of our intellectual property, trade secrets or other sensitive business or customer confidential information or disruption of operations due to cyberattacks or data breaches could negatively impact our financial results.

Cyberattacks or data breaches could compromise confidential, business-critical information, cause disruptions in our operations, expose us to potential litigation, or harm our reputation. We have important assets, including intellectual property, trade secrets, and other sensitive, business-critical and/or confidential information which may be vulnerable to such incidents. While we are in the process of implementing a cybersecurity program that is continually reviewed, maintained, and upgraded, no assurance can be made that we are invulnerable to cyberattacks and data breaches which, if significant, could negatively impact our business and financial results.

Cybersecurity breaches and information technology failures could harm our business by increasing our costs and negatively impacting our business operations.

We rely extensively on information technology systems, including internet sites, computer software, data hosting facilities and other hardware and platforms, some of which are hosted by third parties, to assist in conducting our business. Our information technology systems, as well as those of third parties we use in our business operations, may be vulnerable to a variety of evolving cybersecurity risks, such as those involving unauthorized access or control, malicious software, data privacy breaches by employees or others with authorized access, cyber or phishing-attacks, ransomware and other security issues. Moreover, cybersecurity threat actors, whether internal or external, are becoming more sophisticated and coordinated in their attempts to access companies’ information technology systems and data, including the information technology systems of cloud providers and other third parties with whom we conduct our business.

Changes in laws or regulations relating to privacy, information security and data protection, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations, could adversely affect our business.

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

The costs of compliance with and other burdens imposed by laws, regulations, standards and other actual or asserted obligations relating to privacy, data protection and information security may be substantial, and they may require us to modify our data processing practices and policies. Any actual or alleged noncompliance with any of these laws, regulations, standards, and other actual or asserted obligations may lead to claims and proceedings by governmental actors and private parties, and significant fines, penalties or liabilities.

The effects of health pandemics, such as the ongoing COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, financial condition and results of operations.

Our business and operations have been and could in the future be adversely affected by health pandemics, such as the ongoing COVID-19 pandemic. The ongoing COVID-19 pandemic and efforts to control its spread have curtailed the movement of people, goods and services worldwide, including in the regions in which we and our customers, suppliers and manufacturers operate, and are significantly impacting economic activity and financial markets.

Our operations are subject to a range of external factors related to the ongoing COVID-19 pandemic that are not within our control. We have taken precautionary measures intended to minimize the risk of the spread of the virus to our employees, and the communities in which we operate. A wide range of governmental restrictions were previously, and may again be, imposed on our employees, customers, suppliers and manufacturers’ physical movement to limit the spread of COVID-19. There can be no assurance that precautionary measures, whether adopted by us or imposed by others, will be effective, and such measures could negatively affect our sales, marketing and customer service efforts, delay and lengthen our sales cycles, decrease our employees’, suppliers’ and manufacturers’ productivity, reduce our customers’ spending on our products, or create operational or other challenges, any of which could harm our business, results of operations and financial condition.

The economic uncertainty caused by the ongoing COVID-19 pandemic has made and may continue to make it difficult for us to forecast revenue and operating results and to make decisions regarding operational cost structures and investments. We have committed, and plans to continue to commit, resources to grow our business, including to expand our employee base and technology development and secure alternative suppliers and manufacturers, and such investments may not yield anticipated returns, particularly if worldwide business activity continues to be impacted by the ongoing COVID-19 pandemic. The duration and extent of the impact from the ongoing COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, and if we are not able to respond to and manage the impact of such events effectively, our business may be harmed.

Risks Related to Intellectual Property

If we fail to protect and enforce our intellectual property rights and our confidential information, our business could be adversely affected.

We rely on a combination of nondisclosure agreements and other contractual provisions and patent, trade secret and copyright laws to protect our technologies, products, product development and manufacturing activities from unauthorized use by third parties. Our patents do not cover all of our technologies, systems, products and product components and our competitors or others may design around our patented technologies. We cannot guarantee that these mechanisms will adequately protect our technology and intellectual property, nor can we guarantee that a court will enforce our intellectual property rights.

In addition, the laws and enforcement regimes of certain countries do not protect our technology and intellectual property to the same extent as do the laws and enforcement regimes of the U.S. In certain jurisdictions, we may be unable to protect our technology and intellectual property adequately against unauthorized use, which could adversely affect our business.

We may become involved in material legal proceedings in the future to enforce or protect our intellectual property rights, which could harm our business.

From time to time, we may identify products that we believe infringes on our patents and may have to initiate litigation to enforce our patent rights against those products. Litigation stemming from such disputes could harm our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or who may, as a result of such litigation, choose not to adopt our technologies. Such litigation may also harm our business relationships with existing customers, who may, because of such litigation, cease making royalty or other payments to us or challenge the validity and enforceability of our patents or the scope of our related agreements.

In addition, the costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control.

These costs may be materially higher than expected, which could adversely impair our working capital, affect our operating results and lead to volatility in the price of our common stock. Whether or not determined in our favor or ultimately settled, litigation would divert managerial, technical, legal and financial resources from our business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our technology or otherwise negatively impact the price of our common stock, business and financial position, results of operations and cash flows.

Even if we prevail in a legal action, significant contingencies may exist to the settlement and final resolution, including the scope of the liability of each party, our ability to enforce judgments against the parties, the ability and willingness of the parties to make any payments owed or agreed upon, and the dismissal of the legal action by the relevant court, none of which are completely within our control. Parties that may have financial obligations to us could be insolvent or decide to alter their business activities or corporate structure, which could affect our ability to collect royalties from such parties.

Our technologies may infringe on the intellectual property rights of others, which could lead to costly disputes or disruptions.

Various business segments in which we operate are characterized by frequent allegations of intellectual property infringement. Any allegation of infringement could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause suspension of operations or force us to enter into royalty, license, or other agreements rather than dispute the merits of such allegation. Furthermore, third parties making such claims may be able to obtain injunctive or other equitable relief that could block us the ability to further develop or commercialize some or all of our technologies, and the ability of our customers to develop or commercialize their products incorporating our technologies, in the U.S. and abroad. If patent holders or other holders of intellectual property initiate legal proceedings, we may be forced into protracted and costly litigation. We may not be successful in defending such litigation and may not be able to procure any required royalty or license agreements on acceptable terms or at all.

Risk Related to Industry Adoption of our Products

We cannot provide assurance that markets will accept our various products at the expected market penetration rates, which may adversely affect our business operations and financial position.

We launched our first product, a laser glare protection eyewear named metaAIR®, in March 2019, with a primary focus on the aviation market. We have co-developed this product with Airbus through a strategic partnership. Airbus further extended its support by introducing us to Satair, an Airbus-owned company, which became the global distribution partner for metaAIR® to the aviation market. Since 2016, Airbus and Satair have invested a total of $2,000,000 for the product development and exclusive distribution rights to metaAIR®.

Despite our close collaboration with the Airbus Group and future plans for marketing and sales expansion, with the impact of COVID-19 there can be no assurance that the aviation market will accept the metaAIR® product at the expected market penetration rates and a slower than forecasted market acceptance may have a material adverse effect on Holography laser glare protection related products and our financial position.

Slower than forecasted market acceptance of Lithography related products may have a material adverse effect on our financial position.

Our NANOWEB products have not yet reached the required manufacturing scale to enable us to address the volume demands of a number of our target vertical markets. Our first pilot scale roll-to-roll line is being optimized and is expected to be ready for low volume production during the second half of fiscal year 2022. Broader sales and production are expected to be launched in two to three years’ time after successful completion of automotive and other vertical market product qualification and product introductions. We believe that the automotive market is a strategic high growth opportunity, however despite our close collaboration with automotive partners, there can be no assurance that the automotive market will accept the NANOWEB® product at the expected market penetration rates and a slower than forecasted market acceptance may have a material adverse effect on Lithography de-icing/de-fogging, transparent antenna and other related products and our financial position.

If products incorporating our technologies are used in defective products, we may be subject to product liability or other claims.

If our technology is used in defective or malfunctioning products, we could be sued for damages, especially if the defect or malfunction causes physical harm to people. While we will endeavor to carry product liability insurance, contractually limit our liability and obtain indemnities from our customers, there can be no assurance that we will be able to obtain insurance at satisfactory rates or in adequate amounts or that any insurance and customer indemnities will be adequate to defend against or satisfy any claims made against us. The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control. Even if we consider any such claim to be without merit, significant contingencies may exist, similar to those summarized in the above risk factor concerning intellectual property litigation, which could lead us to settle the claim rather than incur the cost of defense and the possibility of an adverse judgment. Product liability claims in the future, regardless of their ultimate outcome, could have a material adverse effect on our business, financial condition and reputation, and on our ability to attract and retain customers.

We participate in markets that are subject to rapid technological change and require significant research and development expenses to develop and maintain products that can achieve market acceptance.

We operate in a rapidly evolving industry subject to significant technological change and new product introductions and enhancements. Our future performance depends in part on the successful development, introduction and market acceptance of new and enhanced products that address these changes and current and potential customer requirements. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release, or if there is any delay in development or introduction of our new products or enhancements of our products, business and financial conditions, results of operations, and growth prospects would be materially adversely affected. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties.

Risks Related to Facilities and Human Resources

Delays in setting up facilities or receiving required permits could have an adverse effect on our financial position.

We are in the process of moving into a larger facility suitable to host the scale-up of production relating to Holography and Lithography. Lithography requires specific local government approvals to allow use of certain chemicals and their disposal. Any delay in setting up the facility and receiving permits may impact launch and/or development of related products and may have a material adverse effect on related products and consequently on our financial position.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to successfully manage and grow the business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled technical, sales, service, management, and key staff personnel. Competition for qualified resources is intense and other companies may have greater resources available to provide substantial inducements to offer more competitive compensation packages. If we are not successful in attracting and retaining highly qualified personnel, it could have a material adverse effect on our business, financial condition, and results of operations.

Our results of operations could be adversely affected by labor shortages, turnover, labor cost increases and inflation.

Labor issues have become more pronounced as a result of the COVID-19 pandemic. A number of factors may adversely affect the labor force available to us in one or more of our geographies, including high employment levels, increasing market wages and other compensation costs, federal unemployment subsidies, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. These factors can also impact the cost of labor. Increased turnover rates within our employee base can lead to decreased efficiency and increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. An overall labor shortage or lack of skilled labor, increased turnover or labor inflation could have a material adverse effect on results of operations.

Certain directors and officers may be subject to conflicts of interest.

Certain of our directors and officers are, and may continue to be, involved in other business ventures through their direct and indirect participation in corporations, partnerships, joint ventures, etc. that may become potential competitors of the technologies, products and services we intend to provide. Situations may arise in connection with potential acquisitions or opportunities where the other interests of these directors and officers conflict with or diverge from our interests. In accordance with applicable corporate law, directors who have a material interest in or who are a party to a material contract or a proposed material contract with us are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the contract. In addition, the directors and officers are required to act honestly and in good faith with a view to our best interests. However, in conflict-of-interest situations, our directors and officers may owe the same duty to another company and will need to balance their competing interests with their duties to us. Circumstances (including with respect to future corporate opportunities) may arise that may be resolved in a manner that is unfavorable to

us.

Risks Related to our Oil and Gas Assets Held for Sale

We may be unable to pay dividends to holders of our Series A Preferred Stock.

In connection with the Arrangement, we declared a dividend of shares of the Series A Preferred Stock to holders of record of our common stock as of June 24, 2021. The Series A Certificate of Designation entitles the holders of Series A Preferred Stock to receive dividends, or Asset Sale Dividends, comprised of the holder’s pro rata portion of the proceeds from the sale of the O&G Assets in the event that we consummate one or more such transaction prior to the Sale Expiration Date. However, we may not be able to consummate any such transaction prior to such date on terms that will permit us to pay such dividends, or at all.

Holders of Series A Preferred Stock are entitled to receive Asset Sale Dividends from any O&G Asset Sale. Prior to declaring or paying any dividend, we will deduct from the gross proceeds of an O&G Asset Sale various costs and expenses described in the Series A Certificate of Designation, which include, among others, (i) costs and expenses we incur in connection with the applicable O&G Asset Sale transaction, (ii) costs we incur following the consummation of the Arrangement with respect to the O&G Assets, (iii) taxes the combined company incurs in connection with the applicable O&G Asset Sale, the payment of dividends to the holders of Series A Preferred Stock, and the O&G Assets, (iv) liabilities we incur in connection with the applicable O&G Asset Sale and (v) amounts paid or payable with respect to outstanding debt, if any. In addition, we will also withhold an amount of 10% of the proceeds from each O&G Asset Sale, (“the Holdback Amount”) to cover potential post-closing liabilities and obligations that the combined company may incur in respect of such transaction. If, after the deduction and withholding of these amounts, there are no net proceeds available for distribution to the holders of Series A Preferred Stock, then we will not declare or pay a dividend with respect to that transaction unless and until any remaining funds from the Holdback Amount are due to be distributed to the holders of Series A Preferred Stock through a dividend, or we receive additional net proceeds from such O&G Asset Sale (for example, as a result of post-closing payments or the release of escrowed funds).

In the event that any O&G Assets have not been sold in an O&G Asset Sale that is consummated prior to the Sale Expiration Date, we will, to the extent permitted by applicable law, declare a spin-off dividend to distribute beneficial ownership of the remaining O&G Assets to the holders of Series A Preferred Stock. However, if the combined company cannot effect such spin-off dividend in a manner that is exempt from registration under all applicable securities laws, the combined company will not declare the spin-off dividend and instead will use good faith, commercially reasonable efforts to preserve the value of the remaining O&G Assets or to distribute or provide the value of the remaining O&G Assets to the holders of Series A Preferred Stock, so long as we are not required to divert the attention of management or incur material expenses in excess of amount required to be reserved under the Arrangement Agreement. Thus, we, ultimately may not be able to deliver the value of any remaining O&G Assets to the holders of Series A Preferred Stock.

We may not be able to successfully complete the anticipated O&G Asset dispositions on favorable terms or at all, which could adversely affect our financial condition and results of operations.

We are in the process of selling or spinning out the O&G Assets. Such dispositions may result in proceeds to Series A preferred shareholders in an amount less than they expect or less than our assessment of the value of the assets. We do not know if we will be able to successfully complete such disposition on favorable terms or at all. In addition, the sale of these assets involves risks and uncertainties, including disruption to other parts of our business, potential loss of customers or revenue, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture.

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

Since the Closing of the Merger, META has loaned its subsidiary, Next Bridge Hydrocarbons, Inc. ("Next Bridge"), an amount of $17.3 million excluding interest, for use in relation to drilling activity required to maintain compliance with the lease obligations associated with our O&G Assets. $15 million of this loan is collateralized by Mr. Greg McCabe’s interest in the Orogrande Project as well as by his current shares of Meta common stock. If we spin-out the O&G Assets, we may owe federal and/or state income taxes but will not receive any cash to pay such taxes and therefore may need to increase the debt relating to the O&G Assets at the spin-out. If we sell or spin-out the O&G Assets, there may be insufficient funds for us to be repaid on these debts. The O&G Assets may never be able to repay these debts to Meta and the collateral may also be insufficient.

Any of the foregoing could adversely affect our financial condition and results of operations.

Our prior and continuing investment in our oil and gas operations has been, and is, costly, and the potential development of unproven reserves is a very high-risk activity with many uncertainties that could adversely affect future production, if any, from our oil and natural gas properties. Any lack of discovery, delays, reductions or cancellations in development and producing activities could materially, adversely impact our operations and financial position.

The development of our unproven oil and gas reserves, if any, such as the Orogrande Project may in the future take a long period of time and may require higher levels of capital expenditures than anticipated. Delays in the development of any unproven reserves, increases in drilling and development costs (including expenses related to secondary and tertiary recovery techniques) of such reserves or decreases or continued volatility in commodity prices will reduce the future net revenues of the undeveloped, unproven reserves and may result in some projects becoming uneconomic.

The occurrence of operating hazards and risks associated with the oil and natural gas business could materially and adversely affect our financial condition and operations.

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by ourselves. In recent years, there has also been increased scrutiny on the environmental risk associated with hydraulic fracturing, such as underground migration and surface spillage or mishandling of fracturing fluids including chemical additives. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. We currently have no insurance to cover such losses and liabilities, and even if insurance is obtained, it may not be adequate to cover any losses or liabilities. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

Our actual amounts of production, revenue, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from estimates and could have an adverse effect on our financial condition and operations.

Estimates of reserves and of future net revenues prepared by different petroleum engineers and/or valuation firms may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. Our actual amounts of production, revenue, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from the estimates. Oil and gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of our future net revenues and the present value thereof are based on assumptions derived in part from historical price and cost information, which may not reflect current and future values, and/or other assumptions made by management that only represent our best estimates. Additionally, if declines in and instability of oil and gas prices occur, then write downs in the capitalized costs associated with any oil and gas assets we obtain may be required. Because of the nature of the estimates of our reserves and estimates in general, reductions to our estimated proved oil and gas reserves and estimated future net revenues may not be required in the future, and/or that our estimated reserves may not present and/or commercially extractable. If our reserve estimates are incorrect, we may be forced to write down the capitalized costs and the estimated value of our oil and gas properties as shown on our balance sheet.

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we use for production of oil and natural gas reserves, and unknown decommissioning costs may be substantial.

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

Challenges to the oil and gas properties could negatively impact our financial condition.

Title to oil and gas interests is often not capable of conclusive determination without incurring substantial expense. While we have made and intend to make appropriate inquiries into the title of properties and other development rights we have acquired and intend to acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate. If the property rights are reduced, our ability to conduct exploration, development and production activities may be impaired. To mitigate title problems, common industry practice is to obtain a title opinion from a qualified oil and gas attorney prior to the drilling operations of a well.

Continuing drilling obligations under our oil and gas related leases may not be met, which could adversely affect our financial condition and operations.

The leases for the Orogrande properties include additional drilling requirements for 2022 and 2023 which may require us to raise additional capital. We intend to sell the leases in 2022 and transfer the ongoing obligations to the new owners, or spin out, the leases. If such a transfer is not completed in a timely manner, we may be forced to attempt to raise additional capital for this purpose or seek an extension from the lessor of the lease drilling obligations. We may be unable to raise additional funds on favorable terms. To the extent that we raise additional capital through the sale of equity or equity-linked securities, including convertible debt, or other offerings, our shareholders' ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. Incurring additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may not be able to meet the additional drilling requirements and the leases will be lost.

Our ability to maintain our rights under the oil and gas related leases is dependent on numerous factors outside of our control.

The leased assets are held for sale. Our ability to attract capital to enable on-going compliance with the lease obligations depends upon numerous factors largely beyond our control. These factors include:

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

•
transportation and processing interruptions or constraints, including the availability and proximity of pipeline and processing capacity; and

•
technology failures; and accidents.

Oil and natural gas prices are volatile. An extended decline in commodity prices may adversely affect our business, financial condition, or results of operations and our ability to meet our capital expenditure obligations and financial commitments. Additionally, the value of our reserves calculated using SEC pricing may be higher than the fair market value of our reserves calculated using current market prices.

Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. If the prices of oil and natural gas continue to be volatile, reverse their recent increases, or decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected. Moreover, the duration and magnitude of any decline in oil or natural gas prices cannot be predicted with accuracy, and this market will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•
worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas;

•
the price and quantity of foreign imports, including foreign oil;

•
the actions by members of OPEC;

•
political, economic, and military conditions in or affecting other producing countries, including embargoes or conflicts in the Middle East, Africa, South America and Russia;

•
the level of global oil and natural gas exploration and production activity;

•
the level of global oil and natural gas inventories;

•
prevailing prices on local price indices in the areas in which we operate;

•
the cost of producing and delivering oil and natural gas and conducting other operations;

•
the recovery rates of new oil and natural gas reserves;

•
lead times associated with acquiring equipment and products, and availability of qualified personnel;

•
late deliveries of supplies;

•
technical difficulties or failures;

•
the proximity, capacity, cost, and availability of gathering and transportation facilities;

•
localized and global supply and demand fundamentals and transportation availability;

•
localized and global weather conditions;

•
public health concerns such as COVID-19;

•
technological advances affecting energy consumption, including advances in exploration, development and production technologies;

•
shareholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas;

•
uncertainty in capital and commodities markets and the ability of companies in our industry to raise equity capital and debt financing;

•
the price and availability of alternative fuels; and

•
domestic, local, and foreign governmental regulation and taxes.

Our development and exploratory drilling efforts and our well operations may not be profitable or achieve targeted returns.

Development and exploratory drilling and production activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. We cannot provide assurance that our oil and gas properties will be profitably.

Any material inaccuracies in assumptions relating to current and future economic conditions and commodity prices could adversely affect our financial condition and operation.

The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of our reserves. Actual future prices and costs may differ materially from those used in the present value estimate, which could adversely affect our financial condition and operations.

We cannot be sure that estimated development costs are accurate, that development will occur as scheduled or that results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved undeveloped reserves as unproved reserves.

Risks Related to Legal Matters

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business and which could adversely affect our business.

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. We cannot predict the outcome of these proceedings or provide an estimate of potential damages, if any. We believe that the claims in the securities class actions are without merit and intend to defend against them vigorously. Regardless, failure by us to obtain a favorable resolution of the claims set forth in the complaints could require us to pay damage awards or otherwise enter into settlement arrangements for which our insurance coverage may be insufficient. Any such damage awards or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if plaintiffs’ claims are not successful, defending against class action litigation is expensive and could divert management’s attention and resources, all of which could have a material adverse effect on our financial condition and operations, operating results and financial condition and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult for us to finance our operations in the future. Refer to Note 20 for more information regarding our legal proceedings.

Current and future investigations by the SEC have and could continue to have an adverse impact on our business.

We are cooperating and intend to continue to cooperate with the SEC’s investigation as described elsewhere in this Quarterly Report on Form 10-Q. Investigations can be inherently uncertain and their results cannot be predicted. Regardless of the outcome, SEC investigations have and could continue to have an adverse impact us by resulting in legal costs, diversion of management resources, and other negative factors. SEC investigations could also result in reputational harm to us, which, among other things, may limit our ability to obtain new customers and enter into new agreements with our existing customers, or our ability to obtain financing, and have a material adverse effect on our current and future business, financial condition, results of operations and prospects.

Risks Related to our Common Stock

The market price of our common stock may be volatile, and the value of your investment could decline significantly.

The trading price of our common stock has been and is likely to continue to be volatile. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:

•
the impact of the COVID-19 pandemic and other public health crises, including on macroeconomic conditions and our business, results of operations and financial condition;

•
price and volume fluctuations in the overall stock market from time to time;

•
changes in operating performance, stock market valuations and volatility in the market prices of other industry peers;

•
actual or anticipated quarterly variations in our results of operations or those of our competitors;

•
actual or anticipated changes in our growth rate relative to our competitors;

•
announcements by us or our competitors of acquisitions, new products, significant contracts,

commercial relationships or capital commitments;

•
manufacturing, labor or supply interruptions;

•
developments with respect to intellectual property rights;
•
developments with respect to litigation;

•
our ability to develop and market new and enhanced products on a timely basis;

•
commencement of, or our involvement in, litigation;

•
major changes in our board of directors or management;

•
changes in governmental regulations or in the status of our regulatory approvals;

•
actual or perceived privacy, data protection or cybersecurity breaches or incidents;

•
the trading volume of our common stock;

•
any future sales or repurchases of our common stock or other securities; or the perception that these sales or repurchases could occur;

•
failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow us, or our failure to meet these estimates or the expectations of investors;

•
fluctuations in the values of companies perceived by investors to be comparable to and peers of us;

•
the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; and

•
general economic conditions and slow or negative growth of related markets.

The stock market in general, and market prices for the securities of similar companies in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance, which might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In several recent situations when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and materially adversely affect our results of operations.

If we fail to comply with Nasdaq rules, our common stock may be delisted from the Nasdaq Capital Market, which could eliminate the trading market for our common stock.

If we fail to meet the criteria for continued listing on The Nasdaq Capital Market, our common stock may be delisted from The Nasdaq Capital Market. For example, if the closing bid price of our common stock on the Nasdaq Capital Market drops below and remains below $1.00 for a period of 30 days, and if we are thereafter unable to sustain a closing bid price above $1.00 for ten consecutive trading days in the subsequent 90 days, our stock could be delisted. If the stock is delisted, we may trade on the over-the-counter market, or even in the pink sheets, which would significantly decrease the liquidity of an investment in our common stock. In addition, the stock may be deemed to be penny stock. If our common stock is considered penny stock, we would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers would have to make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and the ability of investors to sell the common stock.

Future sales and issuances of a substantial number of shares of our common stock or rights to purchase common stock by our stockholders in the public market could result in additional dilution of the percentage ownership of our stockholders and cause our stock price to fall.

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

We have and may continue to issue equity to investors in public and private offerings. In addition, we currently have effective shelf registration statements and effective at-the-market offering thereunder and may continue to have effective shelf registration statements. Such additional issuances and sales of our common stock, including shares of our common stock available for issuance to our employees, directors and consultants, or a perception that such shares will be sold in the public market, could result in additional dilution and the trading price of our common stock could decline.

Further, additional capital may be needed in the future to continue our planned operations, including commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our board of directors is authorized, without further stockholder action, and subject to Nasdaq rules, to issue preferred stock in one or more series and to designate the dividend rate, voting rights and other rights, preferences and restrictions of each such series. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. Also, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our common stock.

Anti-takeover provisions in our articles of incorporation and bylaws, as amended, as well as provisions in Nevada law, might discourage, delay, or prevent a change of control of us or changes in our management and, therefore, depress the trading price of our securities.

Our articles of incorporation and bylaws, as amended, as well as provisions in Nevada law, contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board. Our corporate governance documents include provisions:

•
providing for a single class of directors where each member of the Board shall serve for a one-year term and may be elected to successive terms;

•
authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

•
limiting the liability of, and providing indemnification to, our directors, including provisions that require us to advance payment for defending pending or threatened claims;

•
limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•
requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board;

•
controlling the procedures for the conduct and scheduling of board and stockholder meetings;

•
limiting the determination of the number of directors on our board and the filling of vacancies or newly created seats on the board to our Board then in office; and

•
providing that directors may be removed by stockholders at any time.

These provisions, alone or together, could delay hostile takeovers and changes in control or changes in our management.

As a Nevada corporation, we are also subject to provisions of Nevada corporate law, including Section 78.411, et seq. of the Nevada Revised Statutes, which, among other things, prohibits a publicly-held Nevada corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last two years has owned, 10% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner, and, unless otherwise provided in our articles of incorporation or by-laws, restricts the ability of an acquiring person to obtain a controlling interest of 20% or more of our voting shares. Our articles of incorporation and by-laws, as amended, do not contain any provision which would currently keep the change of control restrictions of Section 78.378 from applying to it.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that our stockholders could receive a premium for their common stock in an acquisition.

We are a smaller reporting company. We cannot be certain whether the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors or otherwise limit our ability to raise additional funds.

As of June 30, 2022, we are a “smaller reporting company” under applicable securities regulations. A smaller reporting company is a company that, as of the last business day of its most recently completed second fiscal quarter, has (i) an aggregate market value of the company’s voting stock held by non-affiliates, or public float, of less than $250 million or (ii) less than $100 million in revenue and less than $700 million in public float. SEC rules provide that companies with a public float of less than $75 million may only sell shares under a Form S-3 shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the public float. If we do not meet this public float requirement, any offering by us under a Form S-3 will be limited to raising an aggregate of one-third of our public float in any 12-month period. In addition, a smaller reporting company is able to provide simplified executive compensation disclosures in our filings and has certain other reduced disclosure obligations in our SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Reduced disclosure in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

We have not paid dividends in the past and have no immediate plans to pay dividends.

Our current plan is to reinvest earnings, if any, to cover operating costs and otherwise remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend. Therefore, you should not expect to receive cash dividends on our common stock.

General Risk Factors

Increased scrutiny of our environmental, social or governance responsibilities may result in additional costs and risks, and may adversely impact our reputation, employee retention, and willingness of customers and suppliers to do business with us.

Investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders, and customers are increasingly focused on environmental, social and governance (“ESG”) practices of companies. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG practices fail to meet regulatory requirements or investor or other industry stakeholders' evolving expectations and standards for responsible corporate citizenship in numerous areas, including environmental stewardship, support for local communities, director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency and employing ESG strategies within business operations, our brand, reputation and employee retention may be negatively impacted and customers and suppliers may be unwilling to do business with it. In addition, as we work to align our ESG practices with industry standards, we will likely continue to expand our disclosures in these areas and doing so may result in additional costs and require additional resources to monitor, report, and comply with our various ESG practices. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, report on our ESG efforts or practices accurately, or satisfy the expectations of stakeholders, our reputation, business, financial performance and growth may be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date
4.1	Form of Common Stock Purchase Warrant	8-K	4.1	27-June-22
10.1	Form of Amended and Restated Securities Purchase Agreement, dated as of June 27, 2022, by and among the registrant and the purchasers	8-K	10.1	27-June-22
10.2	Amended and Restated Placement Agency Agreement, dated as of June 27, 2022, by and among the registrant, Roth Capital Partners, LLC and A.G.P./Alliance Global Partners	8-K	1.1	27-June-22
10.3†	Asset Purchase Agreement, dated as of June 16, 2022, by and among the registrant, Optodot Corporation and the Securityholders’ Representative	8-K	10.1	17-June-22
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed Herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed Herewith
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished Herewith
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished Herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.			Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed Herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			Filed Herewith

†

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meta Materials Inc.

Dated: August 9, 2022	By:	/s/ George Palikaras
George Palikaras
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2022	By:	/s/ Kenneth Rice
Ken Rice
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)