Form 10-K
period 2022-12-31
META MATERIALS INC.
filed 2023-03-23
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

WASHINGTON, DC 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36247

Meta Materials Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	74-3237581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Highfield Park Drive, Dartmouth, Nova Scotia, Canada	B3A 4R9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (902) 482-5729

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MMAT	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for a such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2022, was $371,634,314.

The number of shares of Registrant’s Common Stock outstanding as of March 20, 2023 is 382,152,643.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K will be included in an amendment to this Form 10-K, which will be filed within 120 days after the registrant’s fiscal year ended.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, its business strategy and plans, and its objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," “potential," “expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Item 1. Business.

Business Overview

Meta Materials Inc. (also referred to herein as the “Company”, “META®”, “META” “we”, “us”, “our”, or “Resulting Issuer”) is a developer of high-performance functional materials and nanocomposites. We are developing materials that we believe can improve the performance and efficiency of many current products as well as allow new products to be developed that cannot otherwise be developed without such materials. We believe META is positioned for growth, by pioneering a new category of intelligent surfaces, which will allow us to become the metamaterials industry leader. We enable our potential customers across a range of industries - consumer electronics, 5G communications, healthcare, aerospace, automotive, and clean energy - to deliver improved products to their customers. For example, our nano-optic metamaterial technology provides anti-counterfeiting security features for Central Bank customers and currencies and authentication for Global brands. We currently have over 500 active patent documents, of which 315 patents have issued.

Our principal executive office is located at 60 Highfield Park Drive, Dartmouth, Nova Scotia, Canada.

At META, we create nanostructures on the surfaces that everyone is surrounded by and interacts with - windows, windshields, screens on our devices, even the glasses we wear on our heads – and we believe that the materials we are developing can open up an entirely new world of performance and efficiency.

We specialize in the design and fabrication of metamaterials, a new class of multi-functional surfaces that require less raw material and energy compared to traditional solutions and are able to do things that were previously unachievable.

•
We help aerospace companies to keep their pilots and passengers safe from laser strikes.
•
We help defense companies to equip aircraft with lighter weight, more efficient solar technology.
•
We help cellular communications companies embed nanostructures that turn glass windows into 5G antennas and reflectors to receive, amplify or distribute cellular signals.
•
We are exploring opportunities with auto industry leaders to de-ice and defog LiDAR, Radar and Camera sensors using a fraction of the energy currently needed without affecting the core sensor function.
•
We are exploring opportunities with battery OEMs applications to increase the safety and performance of lithium-ion batteries using a fraction of the materials or replacing them with nanocomposites that are several times more stable under heat than conventional materials.

META in the last decade has developed and acquired a portfolio of intellectual property, and we are now moving toward commercializing products at a performance and price point combination that we believe have the potential to be disruptive in multiple market verticals. Our platform technology includes holography, lithography, electro-optics, nano-optics, battery materials, and medical wireless sensing. In 2021, we acquired the assets and IP which comprise ARfusion®, our platform technology for smart, augmented reality (AR) prescription eyewear, and we added nano-optic security products with the acquisition of Nanotech Security Corp. In 2022, we acquired nanoporous ceramic battery separator technology and high-speed vacuum coating capabilities. The underlying approach that powers our platform technologies comprises advanced materials, metamaterials and functional surfaces. These materials include structures that are patterned in ways that manipulate light, heat, and electromagnetic waves in unusual ways. Our advanced structural design technologies and scalable manufacturing methods provide a path to broad commercial opportunities in aerospace and defense, automotive, energy, healthcare, consumer electronics, and data transmission.

Throughout 2022, we focused our resources on the pilot scale manufacturing of our NANOWEB® transparent conductive film applications, expansion of our production capacity in our ARfusion® smart lenses for AR eyewear, as well as the banknote and brand security lines, and more aggressive design, development and pre-clinical testing of certain medical products.

We have product concepts currently in various stages of development with multiple potential customers in diverse market verticals. Our business model is to co-develop innovative products or applications with industry leaders that add value. This approach enables us to understand market dynamics and ensure the relevance and need for our products.

META’s customers can benefit from:

1.
Speed of Discovery.
▪
Rapid design: Using artificial intelligence and machine learning to mine our library of nanopatterns allows META to create functional prototypes much faster than traditional chemical synthesis.
▪
Multi-physics modeling: Our analysis tools allow us to build rapid prototypes in software to model how changing one parameter affects the entire system before implementation in physical form, saving millions of dollars in trial and error prototypes as compared to our competitor’s traditional chemical synthesis.
▪
Mass customization: Bringing together our core capabilities—holography, lithography, wireless sensing, battery materials and coating technologies—into a device or system allows us to create a smart material that performs multiple functions.
2.
Manufacturing at Scale.
▪
Large area solutions: Our manufacturing facilities house proprietary production equipment that can produce nanocomposites with dimensions suitable for use in many high-volume applications such as vehicles and energy.
▪
High volume production: Our nanofabrication and coating technologies allow new materials to be produced at high speed and large quantities (e.g. batch wise or roll-to-roll) enabling META to fabricate metamaterial products at higher volume than our competitors with semi-conductor quality.
▪
Quality: The very precise and demanding quality standards of advanced nanofabrication is why META adheres to the ISO 9001 Quality Management System (“QMS”) standard.
3.
Breakthrough Performance.
▪
Multi-functional applications: We are a technology platform company that can design and build multi-functional products uniquely combining more than one capability across a customer application – e.g. a head-mounted display (holography) with an electrochromic dimmable surface (lithography) into an ophthalmic grade casted lens (ARfusion).
▪
Breakthrough solutions: Our advanced capabilities in both design and manufacturing of metamaterials are why some of the world’s best-known companies consider us to co-develop breakthrough solutions.

What is a Metamaterial?

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

Controlling light, heat, electricity, and radio waves have played key roles in technological advancements throughout history. Advances in electrical and electromagnetic technologies, semiconductors, wireless communications, lasers, and computers have all been made possible by challenging the understanding of how light and other types of energy naturally behave, and how it is possible to manipulate them.

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

META’s principal products that employ holography technology are its metaAIR® laser glare protection eyewear, metaAIR® laser glare protection films for law enforcement and holoOPTIX® notch filters. META co-developed its metaAIR® laser glare protection eyewear product with Airbus S.A.S. It has been engineered to provide laser glare protection for pilots, military and law enforcement using META’s holography technology. metaAIR® is a holographic optical filter developed using nano-patterned designs that block and deflect specific colors or wavelengths of light. META launched metaAIR® with strategic and exclusive distribution partner, Satair, a wholly owned Airbus company and started producing and selling metaAIR® in April 2019. The scale-up and specification for the raw photopolymer material used to produce the eyewear was successfully finalized in late 2019 and commercialized in 2020. META launched its laser glare protection films for law enforcement use in late 2020. These films are designed to be applied to face shields and helmet visors providing the wearer with the same type of laser glare eye protection afforded to pilots by metaAIR® glasses while preserving peripheral vision critical to law enforcement duties. holoOPTIX® notch filters are optical filters that selectively reject a portion of the spectrum, while transmitting all other wavelengths. They are used in applications where it is necessary to block light from a laser, as in machine vision applications and in confocal or multi-photon microscopy, laser-based fluorescence instrumentation, or other life science applications. We commercially launched holoOPTIX® notch filters in November 2020.

META has additional products in development that utilize its proprietary holography technology. Included in the holoOPTIX® family of products are holographic optical elements (“HOEs”). HOEs are a core component in the display of augmented reality smart glasses products, as well as (in their larger version) in Heads-Up Displays (“HUDs”), in automobiles and aircraft.

Additionally, our ARfusion® technology combines precision cast lens fabrication tools with functional metamaterials and volume holograms, to provide AR wearable developers with a platform for seamlessly integrating smart technologies into thin lightweight prescription glasses. To achieve widespread commercial adoption and ultimately become as ubiquitous as smartphones, AR glasses must be comfortable, affordable, natural looking, and easy to use. A successful solution needs to achieve high-quality images and a large field of view (FOV) in a fashionable, compact form factor, without adding excess weight. This means that the smart technologies (displays, filters, active dimming) must be embedded within a rugged, cast prescription lens.

Our ARfusion® system was first developed by a Swiss company, Interglass Technology (“Interglass”), which we acquired in February 2021. Interglass designed the automated lens casting system as a more sustainable solution to producing prescription lenses, using a fraction of the material and energy compared to conventional processes. The lenses were directly cast into the final correction using an extensive library of reusable front and back molds. Acrylic monomer injected between the two molds is cured with UV light in seconds. The molds are automatically separated, and the lens substrate is ready in as quick as 1 minute, with no cleaning, polishing or post-production for a simple corrective lens. To accommodate precisely formed and embedded smart AR elements in prescription lenses, ARfusion® produces an optimized, minimal thickness, semi-finished blank lens, ready to be ground to the final curvature on standard ophthalmic processing equipment.

In a traditional cast plastic lens, up to 80% of the original lens blank material is wasted as the prescription is ground into the blank. With the same amount of material, ARfusion® can produce several optimized semi-finished lenses. In a standard thermal process, curing of semi-finished lens blanks for up to 50 hours requires much more energy and process time compared to the UV curable materials and associated processes used by ARfusion®.

Lithography Technology

Lithography is a process commonly used in the fabrication of integrated circuits, in which a light-sensitive polymer (photoresist), is exposed and developed to form 3D relief images on the substrate, typically a silicon wafer of up to 300mm (11.8 inches) in diameter. In order to meet the performance, fabrication-speed, and/or cost criteria required for many potential applications that require large area and low cost nanopatterning, we have developed a new nanolithography method called “Rolling Mask” lithography (registered trademark RML®), which combines the best features of photolithography, soft lithography and roll-to-plate/roll-to-roll printing capability technologies. Rolling Mask Lithography utilizes a proprietary UV light exposure method where a master pattern is provided in the form of a cylindrical mask. These master patterns are designed by us and over the years they have become part of a growing library of patterns, enriching the intellectual property (“IP”) of the Company. The nanostructured pattern on the mask is then rolled over a flat surface area writing a nano-pattern into the volume of a photoresist, creating patterned grooves, metal is then evaporated and fills the patterned grooves. The excess metal is then removed by a known post-process called lift-off. The result is conductive metal mesh-patterned surface (registered trademark NANOWEB®) that is not visible to the unaided eye, and which can be fabricated onto any glass or plastic transparent surface in order to offer high transparency, high conductivity and low haze smart materials.

Our current principal prototype product in lithography technology is transparent conductive film, NANOWEB®. The lithography division operates out of our wholly owned U.S. subsidiary, Metamaterial Technologies USA Inc. ("MTI US"). MTI US can produce meter-long samples of NANOWEB®, at a small volumes scale, for industry customers/partners. Throughout 2021 and 2022, we have been ordering and upgrading our equipment at MTI US's California facility to efficiently supply NANOWEB® samples in larger volumes. In early 2022, we installed our first roll-to-roll, NANOWEB® pilot scale production line at our Pleasanton, California facility. The line is configured for 300mm-wide rolls of substrate. Our roll-to-roll production now matches or exceeds functional performance of wafer-based samples. We have achieved cosmetic uniformity and transparency in our samples and they now exceed customer specifications for transmission, haze and sheet resistance.

There are six NANOWEB®-enabled applications that are currently in early stages of development including:

•
NANOWEB® for Transparent EMI Shielding.
•
NANOWEB® for Transparent Antennas.
•
NANOWEB® for 5G Signal Enhancement.
•
NANOWEB® for Touch Screen Sensors.
•
NANOWEB® for Solar Cells.
•
NANOWEB® for Transparent Heating to de-ice and de-fog.

We have entered into a collaboration agreement with Crossover Solutions Inc. to assist with commercialization of the NANOWEB® enabled products and applications for the automotive industry and with ADI Technologies to help secure contracts with the US Department of Defense.

Nano-optic Structures and Color-shifting Foils

During 2021 we acquired Nanotech Security Corp. "Nanotech" which specializes in designing, originating, recombining, and mass-producing nanotechnology-based films with application for a wide variety of products and markets. Nanotech develops and produces nano-optic structures and color-shifting foils used in authentication and brand protection applications including banknotes, secure government documents, and commercial branding. Our nano-optic security technology platforms include:

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
•
LumaChrome™ optical thin film security features are manufactured using precision engineered nanometer thick layers of metals and ceramics to form filters designed to uniquely manipulate visible and non-visible light. This unique manipulation of light properties is used to create specialized security features in the form of threads, stripes, and patches that are applied to banknotes and other secure documents. By using sophisticated electron beam and sputtered deposition methods, Nanotech precisely controls the construction and inherent properties to provide custom color-shifting solutions. An individual looking at these threads, stripes and patches sees an obvious color shift (e.g. green to magenta) when the document or bank note is tilted or rotated.

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

We are developing a number of medical products that employ this proprietary technology, which are subject to FDA approval prior to marketing as described in more detail below. glucoWISE®, is in development as a completely non-invasive glucose measurement device. It is being developed first as a tabletop system for use in the home or clinic, followed by a portable, pocket-size product and ultimately as a wearable. In magnetic resonance imaging (MRI), increasing the SNR by orders of magnitude has been demonstrated to produce much higher resolution images with significant increases in imaging speed resulting in better patient throughput and potentially more accurate diagnoses in imaging clinics. For example, we began developing metaSURFACE™ (also known as radiWISE™) an innovation which allows an improvement in SNR of up to 40 times for MRI scans. The metaSURFACE™ device consists of proprietary non-ferrous metallic and dielectric layers that are exactingly designed to interact (resonate) with radio waves increasing the SNR. META is also researching the use of its Radio Wave Imaging technology in breast cancer and stroke diagnosis. We also are developing wireless sensing and radio wave imaging applications from our London, UK and Athens, Greece offices.

During 2022, we developed new prototypes utilizing glucoWISE® technology for new pre-clinical studies and human trials. These prototypes are for a non-invasive glucose monitor that incorporates metamaterial antireflective film as well as dual radio wave and optical sensors which provides for enhanced signal penetration through the skin.

Battery Materials

We acquired the assets and IP of Optodot Corporation, a developer of advanced materials technologies in June 2022, and we began focusing on developing and licensing ceramic separator technology for lithium-ion batteries. The separator is a critical component for battery performance and safety. Ceramic coated plastic separators (CCS) are widely used today. They are prone to failure at high temperatures, leading to battery fires thus aggravating a tenuous safety profile as energy density and battery size increase. Our next-generation NPORE®is the world’s first flexible, free-standing ceramic nanoporous membrane separator for lithium-ion batteries. NPORE® separators eliminate the use of plastic substrate, provide superior functionality and outstanding heat resistance for current and next generation lithium-ion batteries. NPORE®all-ceramic separators (CSP) offer increased safety and performance by eliminating the plastic layer entirely, and exhibit less than 1% heat shrinkage at temperatures up to 200 degrees C. Our third generation electrode coated separators (ECS) combine what are presently two discrete functions in Lithium-ion batteries and offer a simpler, faster, lower-cost assembly process compatible with current and future battery chemistries (siliconanode, lithium metal, and solid state).

The global market for Lithium-ion battery separators was estimated at $5.1 billion in 2021 and is projected to reach $9.0 billion in 2025 (Source: Yano Research Institute Ltd.). Separator shipments were about 5.5 billion square meters in 2021 and are projected to reach 15.9 billion square meters in 2025 (Source: SNE Research). About 15 million square meters are required per GWh of battery capacity.

Additionally, electric vehicle (EV) consumers desire increased range and fast charging to get back on the road quickly. Storing more energy relative to weight and volume and accepting higher charge rates increase the requirements for material performance, stability, and safety. Wider EV adoption demands improved material utilization along the supply chain.

In April 2022, we acquired UK-based Plasma App Ltd., developer of a proprietary, high-speed, pulsed plasma deposition technology. With the combination of these acquired technologies, we plan to develop new battery materials and manufacturing techniques to address all these challenges. PLASMAfusion® high-speed vacuum coating technology has been used to produce prototype NCORE™ thin polymer-metal composite copper current collectors, significantly reducing weight, with a fuse-like feature for increased safety. Lighter batteries increase energy density and vehicle range. Lower copper content makes battery production and recycling more sustainable.

High Speed Coating

PLASMAfusion® is a first of its kind, patented manufacturing platform technology developed by our Oxford, UK based Plasma App Ltd, a wholly owned subsidiary which was acquired during 2022. PLASMAfusion® enables high speed coating of any solid material on any substrate. It uniquely enables doping, multilayering, or mixing of materials in vacuum with controlled stoichiometry distribution within the deposited film at low substrate temperature.

We expect to apply PLASMAfusion® to the metallization step in our roll-to-roll production process for NANOWEB® films as well as KolourOptik® security films. This is expected to significantly accelerate line speed and increase annual capacity. Large scale and efficient metallization is a critical step for volume production of NANOWEB® and many other high volume potential applications such as lithium-ion battery components. Large scale metallization is expected to leverage capital equipment investment and substantially reduce cost per square meter of output. META intends to continue to industrialize and scale up PLASMAfusion® including applications for its high volume factory in Thurso, Quebec. Additionally, PLASMAfusion® will be available for licensing and co-development for strategic partners.

PLASMAfusion® creates unprecedented new high-performance nanocomposites in real time by using multiple, time sequenced targets. We believe this is a unique process enabler, likely to facilitate META’s entry into multiple high-growth markets. High energy beam deposition of materials, at low temperature, without solvents and other toxic chemicals, promises highly sustainable, breakthrough performance. Compared to traditional coating technologies, we estimate PLASMAfusion® is approximately 60x more energy efficient compared to Plasma Laser Deposition (PLD) and 8x more efficient compared to Magnetron Sputtering to produce each 100nm of coating on each square cm area of the substrate, while also offering higher adhesion, deposition rates, and overall coating uniformity.

PLASMAfusion® enables design of surfaces and a path to industrial surface manufacturing for a variety of applications including batteries, semiconductors and metamaterials, printed circuit boards and protective optical coatings.

Electro-Optic and IR

We produce high-precision thin film coatings, optics, holographic and lithographic gratings, and optomechanical assemblies for ultraviolet, visible, and infrared applications. For example, we are developing an advanced, electro-optical motion imagery system with applications in the aerospace and defense sectors, and for potential smart city, disaster recovery, wildlife preservation and natural resource monitoring applications.

Customers

Our customers are OEM providers in multiple industries including aerospace, automotive, consumer electronics, communications, energy, banknote and brand security, and medical devices. We organize our development and support efforts around these different vertical markets to enable us to effectively penetrate these markets and to develop products specific to the needs of these OEM customers.

Marketing and Sales

We operate under a Business-to-Business model. Our marketing and sales functions are organized to support and grow this operating model. We utilize a combination of field-based and in-house selling resources to promote and sell our standard off-the-shelf products and a vertical market focused Business Development group to develop and support long-term customer relationships in the vertical market of interest. Our marketing efforts are focused on technical education of our customer base regarding our products, support of a meaningful presence at trade shows and industry events and routine production of collateral materials to support our sales and business development efforts throughout the year.

Manufacturing

We employ a hybrid model for manufacturing our high-performance functional materials and nanocomposites.

We provide research scale production of our products in-house to our customers in the lithography and holography business areas. We are scaling up pilot scale production of in our Pleasanton and Highfield Park facilities. We have current capacity in our Thurso facility to produce 7.5 million square meters per year of our banknote security and brand security product at commercial scale and we are expanding this capacity. In certain instances where volume warrants, we will make available on a license basis, our equipment and proprietary processes to our customers or to third party contractors to produce our products for their needs.

We are constantly improving and investing in our manufacturing capabilities and the associated quality control and resource planning infrastructure. We hold ISO9001 certification for our Highfield Park facility and our Thurso facility.

Research And Development

We operate in a rapidly evolving industry subject to significant technological change and new product introductions and enhancements. We believe that our continued commitment to research and development is a critical element of our ability to introduce new and enhanced products and technologies. In 2022 we invested approximately twenty-five percent (25%) of our operating expenses in our research and development efforts and these activities are integral to maintaining and enhancing our competitive position. We also increasingly seek to deploy our resources to solve fundamental challenges that are both common to, and provide competitive advantage across, our high-performance functional materials and nanocomposites.

We believe that our success depends in part on our ability to achieve the following in a cost-effective and timely manner:

•
Enable our OEM customers to integrate our functional films into their products.
•
Develop new technologies that meet the changing needs of the vertical markets we have chosen to pursue.
•
Improve our existing technologies to enable growth into new application areas; and expand our intellectual property portfolio.

Intellectual Property

During 2022, we significantly expanded our patent and trademark portfolios in a wide range of applications including holography, lithography, wireless sensing technology, nano-optic structures as well as battery safety, battery separator technology, and high-speed coating capabilities. We added more than 10 patent documents from the Plasma acquisition, and 101 patent documents from the Optodot acquisition. We currently have over 500 active patent documents, of which 315 patents have issued, compared with 269 active patent documents and 163 issued patents one year ago. Our patent portfolio is comprised of 126 patent families, of which 68 include at least one issued patent. During 2022 we also filed 44 trademark registration applications and 15 trademarks were registered, resulting in a total of 60 registered trademarks and 98 pending applications. We believe that our combination of patents, trademarks, and trade secrets provides us with an important competitive advantage, marketing benefits, and licensing revenue opportunities.

Regulation

We are subject to significant regulation by local, state, federal and international laws in all jurisdictions in which we operate. Compliance with these requirements can be costly and time consuming. We believe that our operations, products, services, and actions substantially comply with applicable regulations in all jurisdictions. However, the risk of non-compliance cannot be eliminated and therefore there is no assurance that future costs related to these regulations will not be incurred. There is also the possibility that regulations will be retroactively applied, interpreted, or applied differently to our operations, products, services, and actions which will require significant time and resources.

The development, testing, manufacturing, marketing, post-market surveillance, distribution, advertising, and labeling of certain medical devices are subject to regulation in the United States by the Center for Devices and Radiological Health of the U.S. Food and Drug Administration (FDA) under the Federal Food, Drug, and Cosmetic Act (FDCA) and comparable state and foreign regulatory agencies. FDA defines a medical device as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component part or accessory, which is (i) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or (ii) intended to affect the structure or any function of the body of man or other animals and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. Medical devices to be commercially distributed in the United States must receive from the FDA either clearance of a premarket notification, known as 510(k), or premarket approval pursuant to the FDC Act prior to marketing, unless subject to an exemption.

In the U.S., if we market our products for medical purposes, such products would be subject to regulation by the FDA under premarket and post-market control as medical devices, unless an exemption applies, and we would be required to obtain either prior 510(k) clearance or prior premarket approval from the FDA before commercializing the product. Obtaining the requisite regulatory approvals can be expensive and may involve considerable delay. Some countries have regulatory review processes that are substantially longer than U.S. processes. Failure to obtain regulatory approval in a timely manner and meet all of the local regulatory requirements where we plan to market our products could prevent us from marketing products in such countries or subject us to sanctions and fines. Changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products.

FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk to the patient are placed in either class I or II, which, unless an exemption applies, requires the manufacturer to submit a premarket notification requesting FDA clearance for commercial distribution pursuant to Section 510(k) of the FDCA. This process, known as 510(k) clearance, requires that the manufacturer demonstrate that the device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a “pre-amendment” class III device for which premarket approval applications (“PMAs”) have not been required by the FDA. This FDA review process typically takes from four to twelve months, although it can take longer. Most Class I devices are exempted from this 510(k) premarket submission requirement. If no legally marketed predicate can be identified for a new device to enable the use of the 510(k) pathway, the device is automatically classified under the FDCA as Class III, which generally requires premarket approval, or PMA approval. However, the FDA can reclassify or use “de novo classification” for a device that meets the FDCA standards for a Class II device, permitting the device to be marketed without PMA approval. To grant such a reclassification, FDA must determine that the

FDCA’s general controls alone, or general controls and special controls together, are sufficient to provide a reasonable assurance of the device’s safety and effectiveness. The de novo classification route is generally less burdensome than the PMA approval process. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or those deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Class III devices typically require PMA approval. To obtain PMA approval, an applicant must demonstrate the reasonable safety and effectiveness of the device based, in part, on data obtained in clinical studies. All clinical studies of investigational medical devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (“IDE”) regulations, including the requirement for the study sponsor to submit an IDE application to the FDA, unless exempt, which must become effective prior to commencing human clinical studies. PMA reviews generally last between one and two years, although they can take longer. Both the 510(k) and the PMA processes can be expensive and lengthy and may not result in clearance or approval. If we are required to submit our products for premarket review by the FDA, we may be required to delay marketing and commercialization while we obtain premarket clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval.

All medical devices that are regulated by the FDA are also subject to the quality system regulation. Obtaining the requisite regulatory approvals, including the FDA quality system inspections that are required for PMA approval, can be expensive and may involve considerable delay. The regulatory approval process for such products may be significantly delayed, may be significantly more expensive than anticipated, and may conclude without such products being approved by the FDA. Without timely regulatory approval, we will not be able to launch or successfully commercialize such diagnostic products. Changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products. This may negatively affect our ability to obtain or maintain FDA or comparable regulatory clearance or approval of our products in the future. In addition, regulatory agencies may introduce new requirements that may change the regulatory requirements for us or our customers, or both.

If our products become subject to FDA regulation as medical devices, the regulatory clearance or approval and the maintenance of continued and postmarket regulatory compliance for such products will be expensive, time-consuming, and uncertain both in timing and outcome. Commercialization of such regulated medical devices can increase our exposure under additional laws. For example, medical device companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any medical products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, data privacy and security, and transparency laws and regulations related to payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil, and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment.

Additionally, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, anti-competition regulations and sanctions imposed by the U.S. Office of Foreign Assets Control, and other similar laws and regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct, and on our ability to offer our products in one or more countries, and could also materially affect our brand, our ability to attract and retain employees, our international operations, our business, and our operating results. As we continue to expand our business into multiple international markets, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Any of these risks could harm our international operations and negatively impact our sales, adversely affecting our business, results of operations, financial condition, and growth prospects.

Human Capital Resources

As of February 28, 2023, we had 239 employees. Approximately 86% of our employees are located in Canada and the United States. Of the total workforce, 114 employees are involved in research and development; 45 employees are involved in operations, manufacturing, service and quality assurance; and 80 employees are involved in sales and marketing, information technology, general management and other administrative functions.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports and proxy and information statements are accessible free of charge on our website at www.metamaterial.com as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The reference to our company website does not constitute incorporation by reference of the information contained at the site.

Business Combinations

Torchlight RTO

On December 14, 2020, the Company (formerly known as “Torchlight Energy Resources, Inc.” or “Torchlight”) and its subsidiaries, Metamaterial Exchangeco Inc. (formerly named 2798832 Ontario Inc., “Canco”) and 2798831 Ontario Inc. (“Callco”), entered into an Arrangement Agreement (the “Arrangement Agreement”) with Metamaterial Inc. ("MMI"), an Ontario corporation headquartered in Nova Scotia, Canada, to acquire all of the outstanding common stock of MMI by way of a statutory plan of arrangement (the “Arrangement”) under the Business Corporations Act (Ontario), on and subject to the terms and conditions of the Arrangement Agreement (the “Torchlight RTO”). On June 25, 2021, we implemented a reverse stock split, changed our name from “Torchlight Energy Resources, Inc.” to “Meta Materials Inc.” and changed our trading symbol from “TRCH” to “MMAT”. On June 28, 2021, following the satisfaction of the closing conditions set forth in the Arrangement Agreement, the Arrangement was completed.

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

For accounting purposes MMI, the legal subsidiary, has been treated as the accounting acquirer and we the legal parent, have been treated as the accounting acquiree. The transaction has been accounted for as a reverse acquisition in accordance with ASC 805 Business Combination. Accordingly, the consolidated financial statements are a continuation of MMI consolidated financial statements prior to June 28, 2021 and exclude the balance sheets, statements of operations and comprehensive loss, statement of changes in stockholders’ equity and statements of cash flows of Torchlight prior to June 28, 2021. See note 4 of our audited consolidated financial statements for additional information.

On December 14, 2022, we distributed all of our 165,472,241 outstanding shares of Common Stock of Next Bridge Hydrocarbons Inc. (“Next Bridge”) to holders of our Series A Non-Voting Preferred Stock on a pro rata basis. Next Bridge was originally incorporated in Nevada on August 31, 2021 as OilCo. Holdings, Inc. (and changed its name to Next Bridge Hydrocarbons, Inc. pursuant to its Amended and Restated Articles of Incorporation filed on June 30, 2022) and was previously our wholly owned subsidiary. Immediately after the distribution, Next Bridge became an independent company, and as a result, we have deconsolidated the financial results of Next Bridge from our consolidated financial results from December 14, 2022 onwards. See note 5 of our audited consolidated financial statements for additional information on this transaction.

Nanotech acquisition

On August 5, 2021, we announced the signing of a definitive agreement to acquire Nanotech. On October 5, 2021, a wholly owned subsidiary of META purchased 100% of Nanotech’s common stock at CA$1.25 per share. In addition, the transaction price included the settlement of certain Nanotech share awards outstanding immediately prior to the closing of the agreement, including the repurchase and cancellation of 303,391 Nanotech restricted share units ("RSU") at a purchase price of CA$1.25 per RSU and the settlement of 4,359,000 Nanotech in-the-money stock options at a purchase price equal to CA$1.25 per option, less the exercise price thereof. The consideration payable to securityholders under the arrangement was payable in cash, resulting in a total purchase price of $72.1 million.

Nanotech is incorporated under the laws of British Columbia, Canada. Nanotech’s head office is located at #505 - 3292 Production Way, Burnaby, BC, Canada V5A 4R4. In addition, Nanotech owns and operates a manufacturing facility located in Thurso, Quebec.

Plasma App Ltd acquisition

On April 1, 2022, we completed the purchase of 100% of the issued and outstanding shares of Plasma App Ltd. ("PAL"). PAL is the developer of PLASMAfusion®, a proprietary manufacturing platform technology, which enables high speed coating of any solid material on any type of substrate. PAL’s team is located at the Rutherford Appleton Laboratories in Oxford, UK.

We issued an aggregate of 9,677,419 shares of our common stock to PAL's shareholders at closing, representing a number of shares of common stock equal to $18,000,000 divided by $1.86 (the volume weighted average price for the ten trading days ending on March 31, 2022), with an additional deferral of common stock equal to $2,000,000 divided by $1.86 to be issued subject to satisfaction of certain claims and warranties.

Optodot acquisition

We completed an asset purchase agreement with Optodot Corporation (“Optodot”) on June 22, 2022). Optodot, based in Devens, Massachusetts, USA, is a developer of advanced materials technologies for the battery and other industries.

The consideration transferred included the following: A cash payment of $3,500,000 as well as unrestricted common stock equal to $37,500,000 divided by our common stock's daily volume weighted average trading price per share on the Nasdaq Capital Market for a period of twenty trading days ending on June 21, 2022 and restricted common stock, subject to milestones as set forth in the Purchase Agreement, equal to $7,500,000 divided by the daily volume weighted average trading price per share of our Common Stock on the Nasdaq Capital Market for the consecutive period of twenty trading days ending on June 21, 2022.

Item 1A. Risk Factors.

The following factors could materially affect our business, financial condition or results of operations and should be carefully considered in evaluating us and our business, in addition to other information presented elsewhere in this report.

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that could materially harm our business, operating results and/or financial condition, impair our future prospects or cause the price of our common stock to decline. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below after the summary of risk factors and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission ("SEC") before making an investment decision regarding our common stock.

•
We have a limited operating history, which can make it difficult for investors to evaluate our operations and prospects and may increase the risks associated with investing in us.
•
We have a history of net losses, and we expect to continue to incur losses for the foreseeable future. If we ever achieve profitability, we may not be able to sustain it.
•
We expect to continue to incur losses from operations and negative cash flows, which raise substantial doubt about our ability to continue as a going concern.
•
We will need additional financing to execute our business plan and fund operations, for which additional financing may not be available on reasonable terms or at all.
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
•
We are subject to the Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws, as well as governmental export and import controls, all of which could subject us to liability or impair our ability to compete in international markets.
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
•
If coverage and reimbursement from third-party payors for procedures using our medical products, if authorized by a regulatory authority, significantly decline, physicians, hospitals, and other healthcare providers may be reluctant to use our products and our sales may decline.
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
•
We are exposed to risks that our employees, consultants, or other commercial partners and business associates may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.
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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations for the foreseeable future. We reported net losses of $79.1 million and $91.0 million for the years ended December 31, 2022 and 2021, respectively. As a result of these losses, as of December 31, 2022, we had an accumulated deficit of $207.5 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our business. In addition, we expect our general and administrative expenses to increase due to the additional costs associated with being a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.

We expect to continue to incur losses from operations and negative cash flows, which raise substantial doubt about our ability to continue as a going concern.

We anticipate incurring additional losses until such time, if ever, we can achieve profitability. Substantial additional financing will be needed to fund our development, marketing and sales activities and generally to commercialize our technology. These factors raise substantial doubt about our ability to continue as a going concern.

We will seek to obtain additional capital through the issuance of debt or equity financings or other arrangements to fund operations; however, there can be no assurance we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to shareholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in our ability to raise capital, we believe that there is substantial doubt as to our ability to continue as a going concern.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

We will need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. We will pursue sources of additional capital through various financing transactions or arrangements, including the sale/leaseback of certain properties, joint venturing of projects, debt financing, equity financing, or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.

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

In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely impact our financial condition.

If we are unable to maintain effective disclosure controls and procedures, our business, financial position and results of operations could be adversely affected

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management has concluded that a material weakness in our internal control over financial reporting exists at December 31, 2022. Management has further concluded that this material weakness resulted in our disclosure controls and procedures not being effective as of December 31, 2022. Please see Item 9A of Part II, Controls and Procedures, for more information about the material weakness that we identified.

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

We purchase our holographic raw materials from a tier 1 German manufacturer, which is a single source supplier. Disruption in supply from this supplier for any number of factors may cause a material adverse effect on our Holography-related products, which would negatively impact our financial condition and results of operations.

Impairment of our goodwill or other intangible assets could materially and adversely affect our business, operating results, and financial condition.

Events or changes in circumstances, such as declines in our stock price or market capitalization, could increase the likelihood that we will be required to recognize an impairment charge against our goodwill and/or intangible assets. In particular, these or other adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from our goodwill and intangible assets. We have recently experienced substantial declines in our stock price, and continued weakness or further declines in our stock price increase the likelihood that we may be required to recognize impairment charges. Any impairment charges could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge. We cannot provide assurances that we will not in the future be required to recognize impairment charges. Please see Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Goodwill, for more information.

For example, a sustained decline in market capitalization below book value is an indicator that goodwill and other intangible assets should be tested for impairment under ASC 350 Intangibles – Goodwill and Other. During the period from January 1, 2022 to December 31, 2022, our stock price ranged between a high of $2.95 and a low of $0.63 and as of December 31, 2022 our market capitalization was $431.1 million and the book value of our goodwill was $281.7 million. While our market capitalization exceeded the book value of our goodwill as of December 31, 2022, as of March 17, 2023, our market capitalization is approximately $191.1 (based on a closing price of $0.50 per share) million and the book value of our goodwill is $281.7 million, and as such we may be required to recognize an impairment loss in the future if the drop in our market capitalization is deemed to be sustained.

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

We rely on a few customers for a significant portion of our revenues. For the year ended December 31, 2022, revenue from one customer accounted for $8.6 million or 84% of total revenue.

We currently derive a significant portion of our revenue from contract services with a G10 central bank. Although we are developing a new security feature under a framework contract with this customer, there can be no assurance that this project will be successful, or that will result in long-term production revenue for this security feature.

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

National government agencies routinely audit and investigate government contractors and can decrease or withhold certain payments when it deems systems subject to its review to be inadequate. Additionally, any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, penalties, fines and suspension, or prohibition from doing business with such governments. In addition, we could suffer serious reputational harm if allegations of impropriety were made against it. Any such imposition of penalties, or the loss of such government contracts, could materially adversely affect our business, financial condition, results of operations and growth prospects

We are subject to the Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws, as well as governmental export and import controls, all of which could subject us to liability or impair our ability to compete in international markets.

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act (the FCPA), and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. These laws generally prohibit companies and their employees and third-party business partners, representatives and agents from engaging in corruption and bribery, including offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a government official or commercial party in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with government officials, including potentially officials of non-U.S. governments.

In addition to our own employees, we may in the future leverage third parties to conduct our business abroad, such as obtaining government licenses and approvals. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies, state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of our employees, our third-party business partners, representatives and agents, even if we do not explicitly authorize such activities. There is no certainty that our employees or the employees of our third-party business partners, representatives and agents will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, debarment from U.S. government contracts, substantial diversion of management’s attention, significant legal fees and fines, severe criminal or civil sanctions against us, our officers, or our employees, disgorgement and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, financial condition and stock price.

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

As an example, we launched a new product metaAIR® in March 2019 to provide laser glare protection to pilots in the airline industry. Currently, metaAIR® is not subject to any Federal Aviation Administration regulations. However, metaAIR® has yet to receive FDA approval/clearance and could become subject to evolving regulation by governmental authorities as the metaAIR® market evolves further.

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

The regulatory approval process for our medical products in the United States and other countries around the world is time-consuming and complicated, and we may not obtain the approval required to market a product within the timeline required, or at all. Additionally, we may lose regulatory approval and/or our products may become subject to new and unanticipated foreign regulations.

Our wireless sensing technologies to enhance MRI and glucoWISE® non-invasive glucose_monitoring are under research and development. We have performed many pre-clinical experiments and we are preparing to perform clinical experiments as needed to continue the development of the related products. These products have not yet entered the clinical phase, and we have not engaged with any regulatory authorities regarding any medical uses subject to regulatory approval processes. We can provide no assurance that any clinical trials we commence will be successful, or that we will be successful in obtaining any regulatory approvals for any medical products we may develop in the future.

Development of medical devices and related operations are subject to extensive government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements could harm our business.

Any medical devices that we may develop in the future and related operations are subject to extensive regulation in the United States and elsewhere, including by the FDA and by the FDA’s foreign counterparts. The FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices: design, development, manufacturing, and release; laboratory, preclinical, and clinical testing; labeling, packaging, content, and language of instructions for use and storage; product safety and efficacy claims; establishment, registration, and device listing; marketing, sales, and distribution; pre-market clearances, approvals, and certifications; service operations; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market studies; and product import and export.

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

If coverage and reimbursement from third-party payors for procedures using our medical products, if authorized by a regulatory authority, significantly decline, physicians, hospitals, and other healthcare providers may be reluctant to use our products and our sales may decline.

In the United States, healthcare providers who purchase medical products generally rely on third-party payors, including Medicare, Medicaid, and private health insurance plans, to pay for all or a portion of the cost of the medical products that we may commercialize upon regulatory approval or clearance. Any decline in the amount payors are willing to reimburse our medical products, if cleared or approved for commercial use and distribution, may make it difficult for customers to adopt our products and could create additional pricing pressure for us. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement.

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
•
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

Our medical products are subject to extensive regulation by the FDA in the United States and by regulatory agencies in other countries outside of the United States. Government regulations specific to medical devices are wide ranging and govern, among other things:

•
Product design, development, and manufacture.
•
Laboratory, preclinical and clinical testing, labeling, packaging, storage, and distribution.
•
Premarketing clearance, approval, or certification.
•
Record keeping.
•
Product marketing, promotion and advertising, sales, and distribution.
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

We are exposed to risks that our employees, consultants, or other commercial partners and business associates may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

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

Recent or future changes to U.S., Canadian, United Kingdom and other non-U.S. tax laws could impact the tax treatment of our earnings. For example, the Inflation Reduction Act of 2022, enacted on August 16, 2022, imposes a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023. In addition, as of January 1, 2022, the Tax Cuts and Jobs Act of 2017 requires research and experimental expenditures attributable to research conducted within the United States to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. We generally conduct our international operations through wholly owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. The intercompany relationships between our legal entities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Although we believe we are compliant with applicable transfer pricing and other tax laws in the United States, Canada, the United Kingdom and other relevant countries, due to changes in such laws and rules, we may have to modify our international structure in the future, which will incur costs and may adversely affect our business, financial condition and results of operations.

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

As of December 31, 2022, a valuation allowance has been recorded against our deferred tax assets that are more likely than not to be realized in the U.S. federal and state tax jurisdictions. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income. We continue to assess the realizability of our deferred tax assets in the future. Future adjustments in our valuation allowance may be required, which may have a material impact on our quarterly and annual operating results.

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

Various business segments in which we operate are characterized by frequent allegations of intellectual property infringement. Any allegation of infringement could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause suspension of operations or force us to enter into royalty, license, or other agreements rather than dispute the merits of such allegation. Furthermore, third parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our technologies, and the ability of our customers to develop or commercialize their products incorporating our technologies, in the U.S. and abroad. If patent holders or other holders of intellectual property initiate legal proceedings, we may be forced into protracted and costly litigation. We may not be successful in defending such litigation and may not be able to procure any required royalty or license agreements on acceptable terms or at all.

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

Despite our close collaboration with the Airbus Group and future plans for marketing and sales expansion, there can be no assurance that the aviation market will accept the metaAIR® product at the expected market penetration rates and a slower than forecasted market acceptance may have a material adverse effect on Holography laser glare protection related products and our financial position.

Slower than forecasted market acceptance of Lithography related products, partially in the automotive market, may have a material adverse effect on our financial position.

Our NANOWEB® applications have not yet reached the required manufacturing scale to enable us to address the volume demands of a number of our target vertical markets. We currently have only our first pilot scale, 300mm wide, roll-to-roll line, and we will need to add additional capacity and wider substrates to support our target applications. Broader sales and production are expected to be launched in two to three years’ time after successful completion of automotive and other vertical market product qualification and product introductions. We believe that the automotive market is a strategic high growth opportunity however, despite our close collaboration with automotive partners, there can be no assurance that the automotive market will accept the NANOWEB® product at the expected market penetration rates and a slower than forecasted market acceptance may have a material adverse effect on Lithography de-icing/de-fogging, transparent antenna and other related products and our financial position.

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

We operate in a rapidly evolving industry subject to significant technological change and new product introductions and enhancements. Our future performance depends in part on the successful development, introduction and market acceptance of new and enhanced products that address these changes and current and potential customer requirements. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release, or if there is any delay in development or introduction of our new products or enhancements of our products, our business and financial conditions, results of operations, and growth prospects would be materially adversely affected. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties.

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
•
Unfavorable alterations in our manufacturing, assembly and test processes.;
•
Challenges from our customers that place us at a significant competitive disadvantage, such as loss of actual or potential sales contracts in case we are unable to satisfy the applicable legal standard or customer requirement.;
•
Restrictions on our operations or sales;
•
Loss of tax benefits, including termination of current tax incentives, disqualification of tax credit application and repayment of the tax benefits that we are not entitled;
•
Damages to our goodwill and reputation

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

Our ability to successfully manage and grow the business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled technical, sales, service, management, and key staff personnel. Competition for qualified resources is intense and other companies may have greater resources available to provide substantial inducements and to offer more competitive compensation packages. If we are not successful in attracting and retaining highly qualified personnel, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Certain of our directors and officers may be involved in other business ventures through their direct and indirect participation in corporations, partnerships, joint ventures, etc. that may become potential competitors of the technologies, products and services we intend to provide. Situations may arise in connection with potential acquisitions or opportunities where the other interests of these directors' and officers' conflict with or diverge from our interests. In accordance with applicable corporate law, directors who have a material interest in or who are a party to a material contract or a proposed material contract with us are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the contract. In addition, the directors and officers are required to act honestly and in good faith with a view to our best interests. However, in conflict-of-interest situations, our directors and officers may owe the same duty to another company and will need to balance their competing interests with their duties to us. Circumstances (including with respect to future corporate opportunities) may arise that may be resolved in a manner that is unfavorable to us.

Risks Related to Legal Matters

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business and which could adversely affect our business.

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. We cannot predict the outcome of these proceedings or provide an estimate of potential damages, if any. We believe that the claims in the securities class actions are without merit and intend to defend against them vigorously. Regardless, failure by us to obtain a favorable resolution of the claims set forth in the complaints could require us to pay damage awards or otherwise enter into settlement arrangements for which our insurance coverage may be insufficient. Any such damage awards or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if plaintiffs’ claims are not successful, defending against class action litigation is expensive and could divert management’s attention and resources, all of which could have a material adverse effect on our financial condition and operations, operating results and financial condition and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult for us to finance our operations in the future. See Part 1, Item 3, "Legal Proceedings" in this Annual Report on Form 10-K for more information regarding our legal proceedings.

Current and future investigations by the SEC have and could continue to have an adverse impact on our business.

We are cooperating and intend to continue to cooperate with the SEC’s investigation as described elsewhere in this Annual Report on Form 10-K. Investigations can be inherently uncertain and their results and timing cannot be predicted. Regardless of the outcome, SEC investigations have and could continue to have an adverse impact us by resulting in legal costs, diversion of management resources, and other negative factors. SEC investigations could also result in reputational harm to us, which, among other things, may limit our ability to obtain new customers and enter into new agreements with our existing customers, or our ability to obtain financing, and have a material adverse effect on our current and future business, financial condition, results of operations and prospects. See Part 1, Item 3, "Legal Proceedings" in this Annual Report on Form 10-K for more information regarding the SEC’s investigation.

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

Subject to various spending levels approved by our board of directors, our management will have broad discretion in the use of the net proceeds from our capital raises and may not use them effectively.

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

An active, liquid and orderly trading market may not be sustained for our common stock, and, as a result, it may be difficult for you to sell your shares of our common stock.

The trading market for our common stock on the Nasdaq Capital Market may not be sustained. If the market for our common stock is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that in one or more future periods our results of operations may not meet the expectations of public market analysts and investors, and, as a result of these and other factors, the price of our common stock may fall.

Our failure to satisfy certain Nasdaq listing requirements may result in our common stock being delisted from the Nasdaq Capital Market, which could eliminate the trading market for our common stock.

On March 20, 2023, we received written notice (“The Bid Price Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until September 18, 2023, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period. The Bid Price Letter was a notice of deficiency, not delisting, and does not currently affect the listing or trading of shares of our common stock on The Nasdaq Capital Market, which continues to trade under the symbol “MMAT.” We intend to continue actively monitoring the closing bid price of shares of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Bid Price Rule.

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

The market price of our common stock has been and may continue to be volatile, and the value of your investment could decline significantly.

The trading price of our common stock has been and is likely to continue to be volatile. The trading price of our common stock since June 28, 2021 (the date of completion of the Arrangement) up to March 17, 2023, has ranged from a high of $ 7.96 to a low of $0.48. Factors that have caused, and could continue to cause, fluctuations in the trading price of our common stock include, but are not limited to, the following:

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

The stock market in general, and market prices for the securities of similar companies in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance, which might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In several recent situations when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and materially adversely affect our results of operations. We currently have ongoing lawsuits. See Part 1, Item 3, "Legal Proceedings" in this Annual Report on Form 10-K for more information regarding these lawsuits and the SEC’s investigation.

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

We have and will continue to issue equity, convertible securities or other securities to investors in public and private offerings. In addition, we currently have effective resale shelf registration statements which enable the selling stockholders thereunder to sell shares in the public market pursuant thereto.

We also have outstanding as of December 31, 2022, warrants to purchase 39,920,919 shares of our common stock at a weighted average exercise price of $1.93 per share. These warrants include 37,037,039 warrants issued in the June 2022 registered direct offering with an exercise price of $1.75 per share that are now eligible for exercise, and, if exercised, will have a dilutive effect on the percentage ownership held by holders of our common stock.

Further, additional capital will be needed in the future to continue our planned operations, including commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. Additional issuances and sales of our common stock, including shares of our common stock available for issuance to our employees, directors and consultants, or a perception that such shares will be sold in the public market, could result in additional dilution and the trading price of our common stock could decline.

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

As of December 31, 2022, we are a “smaller reporting company” under applicable U.S. securities regulations. A smaller reporting company is a company that, as of the last business day of its most recently completed second fiscal quarter, has (i) an aggregate market value of the company’s voting stock held by non-affiliates, or public float, of less than $250 million or (ii) less than $100 million in revenue and less than $700 million in public float. In addition, a smaller reporting company is able to provide simplified executive compensation disclosures in our filings and has certain other reduced disclosure obligations in our SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Reduced disclosure in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

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

Our revenues and expenses are denominated in U.S. dollars, Canadian dollars, EURO, and Great British Pounds, and therefore are exposed to significant currency exchange fluctuations. Recent events in the global financial markets have been coupled with increased volatility in the currency markets. Fluctuations in the exchange rate between the U.S. dollar, the Canadian dollar and the British Pound may have a material adverse effect on our business, financial condition, and operating results. We may, in the future, establish a program to hedge a portion of our foreign currency exposure with the objective of minimizing the impact of adverse foreign currency exchange movements. With appropriate risk management and oversight this may be able to offset future risk, however a hedging strategy will result in additional operating costs.

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

Increased scrutiny of our environmental, social and governance responsibilities and practices may result in additional costs, liability risks, and may adversely impact our reputation, our ability to attract and retain a skilled workforce and willingness of customers and suppliers to do business with us.

Investor advocacy groups, institutional investors, proxy advisory services, stockholders, government, regulators, employees, customers and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) practices of companies. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG practices fail to meet regulatory requirements or investor or other stakeholders' evolving expectations and standards for responsible business practices in numerous areas, including climate change and greenhouse gas emissions, environmental stewardship, support for communities where we operate, human and civil rights, director and employee diversity, human capital management, employee health and safety practices, product quality and safety, data security, supply chain management, regulatory compliance corporate governance and transparency and employing ESG strategies within business operations, our brand, reputation and employee retention may be negatively impacted and customers and suppliers may be unwilling to do business with us. As we work to align our ESG practices with industry standards, we will be dealing with uncertainties and risks resulting from the forward-looking nature of many ESG issues, In addition, we will continue to expand our disclosures in these areas and doing so may result in additional costs and require additional resources to monitor, report, and comply with our various ESG practices. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, report on our ESG efforts or practices accurately, or satisfy the expectations of stakeholders, our reputation, business, financial performance and growth may be adversely impacted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 60 Highfield Park Drive, Dartmouth, Nova Scotia, Canada.

Our principal facilities include the following:

Location	Lease expiration	Approximate size (sqft)	Primary functions
Boxborough, Massachusetts	September 30, 2023	4,414	Administration
Highfield Park, Dartmouth, Nova Scotia	August 31, 2031	68,000	Administration, Research and Development, and Production
Pleasanton, California	September 30, 2026	19,506	Research and Development and Production
London, United Kingdom	October 19, 2027	742	Research and Development
Burnaby, British Columbia	April 30, 2025	7,860	Administration and Research and Development
Thurso, Quebec	Owned	105,000	Production and Research and Development
Maroussi, Athens	October 31, 2031	15,457	Research and Development
Oxford, United Kingdom	June 30, 2023	1,065	Research and Development
Columbia, Maryland	August 31, 2033	11,642	Research and Development and Production
Billerica, Boston	March 31, 2028	12,655	Research and Development and Production

Item 3. Legal Proceedings.

In December 2022 we completed the spin-off of our oil and gas assets and operations by distributing shares of common stock of our wholly owned subsidiary, Next Bridge, to the holders of our Series A Preferred Stock. All previously disclosed legal proceedings relating to our oil and gas assets and related operations were assumed by NBH and no longer involve us.

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

Securities Class Action

On January 3, 2022, a putative securities class action lawsuit was filed in the U.S. District Court for the Eastern District of New York captioned Maltagliati v. Meta Materials Inc., et al., No. 1:21-cv-07203, against us, our Chief Executive Officer, our Chief Financial Officer, Torchlight’s former Chairman of the Board of Directors, and Torchlight’s former Chief Executive Officer. On January 26, 2022, a similar putative securities class action lawsuit was filed in the U.S. District Court for the Eastern District of New York captioned McMillan v. Meta Materials Inc., et al., No. 1:22-cv-00463. The McMillan complaint names the same defendants and asserts the same claims on behalf of the same purported class as the Maltagliati complaint. The complaints, purportedly brought on behalf of all purchasers of our publicly traded securities from September 21, 2020 through and including December 14, 2021, assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) arising primarily from a short-seller report and statements related to our business combination with Torchlight. The complaints seek unspecified compensatory damages and reasonable costs and expenses, including attorneys’ fees. On July 15, 2022, the Court consolidated these actions under the caption In re Meta Materials Inc. Securities Litigation, No. 1:21-cv-07203, appointed lead plaintiffs and approved the lead plaintiffs’ selection of lead counsel. Lead plaintiffs filed a consolidated complaint on August 29, 2022. We moved to dismiss that complaint on October 13, 2022. The motion was fully briefed on January 12, 2023. The Court held a hearing on the motion to dismiss on February 27, 2023 and took the motion under submission.

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

Westpark Capital Group

On July 25, 2022, WestPark Capital Group, LLC filed a complaint in Los Angeles County Superior Court against us for breach of contract, alleging that it is owed a $450,000 commission as a placement agent with respect to our June 2022 registered direct offering. On August 31, 2022, we filed an answer to the complaint. We dispute that WestPark Capital Group placed the investor in the direct registered offering and is owed a commission.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is quoted on the NASDAQ Stock Market LLC ("NASDAQ") under the symbol, “MMAT”. As of December 31, 2022, we had outstanding common shares of 362,247,867 which includes 79,605,384 Exchangeable Shares held by certain shareholders in Canada and which are traded on the Canadian Securities Exchange ("CSE") under the symbol "MMAX", and that are exchangeable for shares of MMAT on a 1-for-1 basis.

The Exchangeable Shares were listed in connection with the completion of the Torchlight RTO where former holders of Metamaterial Inc.’s common shares (that were previously traded on the CSE) were entitled to receive 1.845 of our common shares for each previously held common share of Metamaterial Inc. or in Exchangeable Shares of a wholly-owned subsidiary of META that reflect the same exchange ratio on issuance.

Holders of Record

As of December 31, 2022, there were 154 holders of record of the Company's common stock listed on NASDAQ the majority of our common stock is held by brokers and other institutions on behalf of stockholders, accordingly, we are unable to estimate the total number of beneficial owners of our common stock.

Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.

Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board may deem relevant.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

There were no unregistered securities issued by us during the fiscal year 2022 not previously reported on a Form 8-K or Form 10-Q.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with its consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in or implied by these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.

This Report on Form 10-K contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend for our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by any other companies.

OVERVIEW

Meta Materials Inc. (also referred to herein as the “Company”, “META”, “we”, “us”, “our”, or “Resulting Issuer”) is a developer of high-performance functional materials and nanocomposites specializing in metamaterial research and products, nanofabrication, and computational electromagnetics. Our principal executive office is located at 60 Highfield Park Drive, Dartmouth, Nova Scotia, Canada.

BUSINESS AND OPERATIONAL HIGHLIGHTS

Throughout 2022, we emphasized new investments in pilot scale manufacturing of our NANOWEB® applications, expansion of our production capacity in our banknote and brand security lines, and more aggressive design, development and testing of our broad array of medical products. For more information regarding our business, see Part I, Item I (Business). of this Form 10-K.

As of December 31, 2022, we have substantially completed the construction of our Highfield Park Facility in Dartmouth, Nova Scotia and expanding our facility in Thurso, Quebec.

Nasdaq Potential Delisting

On March 20,2023, we received a notice (the “Notice”) from The Nasdaq Stock Market LLC (the "Nasdaq Exchange”) informing us that for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on the Nasdaq Exchange pursuant to Listing Rule 5450(a)(1). The Notice has no immediate effect on our Nasdaq listing or trading of our common stock. We have 180 calendar days, or until September 18, 2023 (the “Compliance Date”), to regain compliance. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by the Compliance Date, we may be eligible for additional 180 days to regain compliance or if we are otherwise not eligible, we may request a hearing before a Nasdaq Hearings Panel.

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

Inflation in North America, for labor costs and transportation costs in particular, could elevate our costs of hiring new team members and cause increases in our labor costs for existing team members. In addition, rising transportation costs are likely to increase our costs for shipping our products and the costs associated with our material purchases. Further, inflation could cause increases in the cost of routine borrowing for the purchase of equipment.

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

Global Chip Shortage

A global shortage of computer chips has triggered significant delays in product launches in the automotive industry. Should these shortages continue, META could experience on-going delays in orders for our NANOWEB® applications from this vertical market since these products are intended to be incorporated into planned new models.

Expanding Operations, Facilities and Staffing

META is expanding capacity and facilities to support a growing range of market opportunities. This includes a new headquarters facility in Dartmouth, Nova Scotia; expanded production capacity in Thurso, Quebec; and new development facilities in Maryland for Electro Optics and IR, and in Massachusetts for the Battery Materials team. These activities require capital investments, increased overhead for leased facilities, and higher operating expenses for personnel additions. The timing of new customer programs and revenues associated with these expansions is uncertain and META will require additional financing to support the related cash consumption.

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

Recent Acquisitions

Plasma App Ltd

On April 1, 2022, we completed the purchase of 100% of the issued and outstanding shares of Plasma App Ltd. ("PAL"). PAL is the developer of PLASMAfusion®, a proprietary manufacturing platform technology, which enables high speed coating of any solid material on any type of substrate. PAL’s team is located at the Rutherford Appleton Laboratories in Oxford, UK.

We issued an aggregate of 9,677,419 shares of our common stock to PAL's shareholders at closing, representing a number of shares of common stock equal to $18,000,000 divided by $1.86 (the volume weighted average price for the ten trading days ending on March 31, 2022), with an additional deferral of common stock equal to $2,000,000 divided by $1.86 to be issued subject to satisfaction of certain claims and warranties.

Optodot

We completed an asset purchase agreement with Optodot Corporation ("Optodot") on June 22, 2022. Optodot, based in Devens, Massachusetts, USA, is a developer of advanced materials technologies for the battery and other industries.

The consideration transferred included the following: A cash payment of $3,500,000 as well as unrestricted common stock equal to $37,500,000 divided by our common stock's daily volume weighted average trading price per share on the Nasdaq Capital Market for a period of twenty trading days ending on June 21, 2022 and restricted common stock, subject to milestones as set forth in the Purchase

Agreement, equal to $7,500,000 divided by the daily volume weighted average trading price per share of our Common Stock on the Nasdaq Capital Market for the consecutive period of twenty trading days ending on June 21, 2022.

RESULTS OF OPERATIONS

We have incurred recurring losses to date, and we anticipate incurring additional losses until such time, if ever, we can achieve profitability. Substantial additional financing will be needed to fund our development, marketing and sales activities and generally to commercialize our technology, and we expect to raise additional capital through various financing transactions or arrangements, including sale/leaseback of certain properties, joint venturing of projects, debt financing, equity financing, or other means. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

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

Development Revenue

Development Revenue consists of revenues from contract services and research services, including non-recurring engineering services. Revenue from development activities is recognized over time, using an output method to measure progress towards complete satisfaction of the research activities and whether associated performance obligations identified within each contract have been satisfied.

Cost of Goods Sold

Cost of Goods Sold consists of direct material used in production, depreciation expenses of machinery and equipment used in production, salaries and benefits relating to the production staff, and other overhead costs allocated to production.

	Year ended December 31,
	2022	2021	Change
	$	$	$	%
Product sales	1,211,746	407,915	803,831	197%
Development revenue	8,988,421	3,674,602	5,313,819	145%
Total Revenue	10,200,167	4,082,517	6,117,650	150%
Cost of goods sold	3,036,190	675,973	2,360,217	349%
Gross Profit	7,163,977	3,406,544	3,757,433	110%
Gross Profit percentage	70%	83%	-13%

Product Sales

The increase in product sales of $0.8 million for the year ended December 31, 2022, as compared to the same period of 2021, is primarily due to increase in sales revenue from our nanoimprint-lithography revenue - banknotes applications.

Development Revenue

The increase in development revenue for the year ended December 31, 2022, of $5.3 million compared to the year ended December 31, 2021, is mainly due to our nanoimprint-lithography revenue - banknotes applications during 2022 of $6.8 million, offset by $1.5 million decrease due to the completion of certain development contracts in 2021. We derive a significant portion of our revenue from contract services with a confidential G10 central bank. In 2021, we acquired Nanotech which had a development contract for up to $41.5 million over a period of up to five years. These contract services incorporate both nano-optic and optical thin film technologies and are focused on developing authentication features for future banknotes.

Cost of Goods Sold

The increase in cost of goods sold for the year ended December 31, 2022, of $2.4 million compared to the year ended December 31, 2021, is mainly due our production cost associated with the nanoimprint-lithography revenue - banknotes applications.

Gross Profit

The increase in gross profit for the year ended December 31, 2022, of $3.8 million compared to the year ended December 31, 2021, is again mainly due to our increased revenue from contract services with a confidential G10 central bank during 2022.

Operating expenses

	Year ended December 31,
	2022	2021	Change
	$	$	$	%
Operating Expenses
Selling & Marketing	6,244,883	2,267,354	3,977,529	175%
General & Administrative	61,543,282	29,699,601	31,843,681	107%
Research & Development	22,640,495	9,497,427	13,143,068	138%
Total operating expenses	90,428,660	41,464,382	48,964,278	118%

Selling & Marketing

The increase in selling & marketing expenses for the year ended December 31, 2022, of $4.0 million compared to the year ended December 31, 2021, is mainly due to a $3.1 million increase in salaries and benefits, including a $0.5 million increase in non-cash equity compensation due to increases in headcount in the latter part of 2021, and early part of 2022, to acquire talent and grow the sales and marketing team. The remaining increase of $0.9 million is due to increases in travel and other sales and marketing costs year over year.

General & Administrative

The increase in general & administrative expenses for the year ended December 31, 2022 ,of $31.8 million compared to the year ended December 31, 2021, is primarily due to a $15.1 million increase in salaries and benefits including a $6.8 million increase in non-cash equity compensation due to 1) management and support functions growth to keep pace with our overall growth and acquisitions, 2) the acquisition of Nanotech in Q4 2021, PAL and Optodot in Q2 2022, and 3) Contractors hired in Q3 2021, to manage the disposition of our O&G assets, a $7.9 million increase in professional fees due to the ongoing SEC investigation and lawsuits, acquisition related costs and consulting fees, $5.2 million in depreciation and amortization expenses mainly due to acquired intangible assets in Q4 2021, as part of the Nanotech acquisition as well as the increase in depreciation expense due to acquired equipment in different facilities, a $1.5 million increase in insurance and stock exchange costs associated with our listing on Nasdaq in June 2021, a $0.5 million increase in rent due to lease expansion of different locations, and $1.4 million increase in travel, subscription and other expenses.

Research & Development

The increase in research & development expenses for the year ended December 31, 2022, of $13.1 million compared to the year ended December 31, 2021, is primarily due to an $8.1 million increase in salaries and benefits including a $4.1 million increase in non-cash equity compensation due to increase in our head count through all locations as a result of (i) expansion in facilities and laboratories, and (ii) the acquisition of Nanotech in Q4 2021, PAL and Optodot in Q2 2022, a $2.0 million increase in R&D materials, Intellectual Property maintenance fees and consulting expense, a $1.3 million in rent due to lease expansion in different R&D facilities in Canada, USA and Greece, as well as a $1.7 million increase in travel, depreciation, subscription and other expenses.

Other Expenses

	Year ended December 31,
	2022	2021	Change
	$	$	$	%
Other expenses, net:
Interest expense, net	(174,234)	(1,106,445)	932,211	-84%
Loss on foreign exchange, net	(2,054,447)	(205,882)	(1,848,565)	898%
Gain on deconsolidation of subsidiaries	3,990,737	—	3,990,737	100%
Loss on financial instruments, net	—	(40,540,091)	40,540,091	-100%
Other expenses, net	(3,433,757)	(11,939,068)	8,505,311	-71%
Total other expense, net	(1,671,701)	(53,791,486)	52,119,785	-97%

Interest Expense, net

The decrease in net interest expense for the year ended December 31, 2022, of $0.9 million compared to the year ended December 31, 2021, is primarily due to settlement of the convertible debentures and promissory notes in the first half of year 2021.

Loss on Foreign Exchange, net

The change in net loss on foreign exchange of $1.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, is primarily driven by revaluations of intercompany balances in different currencies, mainly as a result of the devaluation of different currencies against the US dollar during 2022.

Gain on deconsolidation of wholly-owned subsidiary

A gain of $4.0 million for the year ended December 31, 2022 was recognized as a result of the deconsolidation of Next Bridge on December 14, 2022. The gain is comprised of the recognition of a note receivable at estimated fair value from Next Bridge for $2.2 million and a $1.8 million gain resulting from the derecognition of Next Bridge working capital (or a decrease in our consolidated net liabilities) on December 14, 2022. See note 5 to the Consolidated Financial Statements for further details.

Loss on Financial Instruments, net

No loss on financial instruments was recorded for the year ended December 31, 2022, as there were no revaluations of financial instruments during the period. The losses in 2021 were due to non-cash gains/losses resulting from remeasurement of the fair value of convertible financial liabilities at each balance sheet date or on conversion date using the fair value option.

Other expenses, net

The decrease in other expenses of $8.5 million for the year ended December 31, 2022,, as compared to the year ended December 31, 2021, is primarily due to a reduction of $10.3 million in costs incurred in relation to certain drilling activity we carried out at our O&G properties, to remain in compliance with all aspects of our lease obligations and to satisfy the Continuous Drilling Clause ("CDC") with University Lands net of $1.5 million decrease in cash and non-cash government grants received.

Deferred Tax recovery

	Year ended December 31,
	2022	2021	Change
	$	$	$	%
Income tax recovery	5,834,160	852,063	4,982,097	585%

Income Tax recovery

The increase in our income tax recovery for the year ended December 31, 2022 of $5.0 million, as compared to the year ended December 31, 2021, was driven by:

a) utilization of previously fully reserved tax assets in relation to the Optodot acquisition. We recognized a deferred tax liability as of acquisition date of $4.9 million in accordance with ASC Topic 740, and in conjunction, reduced our valuation allowance resulting in a net income tax recovery of $4.9 million.

b) income tax recovery of $0.1 million as a result of purchase price allocation adjustments in relation to the Nanotech and PAL acquisitions and subsequent recovery.

We have provided a valuation allowance for various jurisdictions as a result of our historical net losses. We continue to assess our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to implement, the impact of potential operating changes on our business and our forecast results from operations in future periods based on available information at the end of each reporting period.

To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in a single, or multiple, taxing jurisdictions, a reversal of the related portion of our existing valuation allowances may occur.

We have not yet been able to establish profitability or other sufficient significant positive evidence, to conclude that our deferred tax assets are more likely than not to be realized. Therefore, we continue to maintain a valuation allowance against our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk that we will not meet our financial obligations as they become due after use of currently available cash. We have a planning and budgeting process to monitor operating cash requirements, including amounts projected for capital expenditures, which are adjusted as input variables change. These variables include, but are not limited to, our ability to plan for and generate revenue from current and prospective customers, our general and administrative requirements and the availability of equity or debt capital and government funding. As these variables change, we may be required to issue equity or obtain debt financing.

On December 31, 2022, we had cash, cash equivalents and short-term investments of $11.8 million including $1.7 million in restricted cash and $Nil in short-term investments compared to $50.3 million in cash, cash equivalents and short-term investments on December 31, 2021, including $0.8 million in restricted cash and $2.9 million in short-term investments.

During the year ended December 31, 2022, our principal sources of liquidity included $46.3 million of net proceeds obtained through the issuance of common stock and warrants, proceeds from a below-market capital government loan of $1.1 million and revenue of approximately $10.2 million.

During the year ended December 31, 2022, our primary uses of liquidity included $26.5 million in salaries, $25.1 million mainly in legal, consulting, investor relations, auditing and accounting fees, $19.6 million in capital expenditures, $4.6 million in acquisitions cost, $4.0 million in rent and utilities, $3.5 million in R&D material and patent fees, $3.1 million in travel, advertising, travel show cost and dues and subscriptions, and $2.5 million in insurance.

June 2022 Registered Direct Offering

On June 24, 2022, we entered into a securities purchase agreement, as amended and restated on June 27, 2022, with certain institutional investors (the “SPA”) for the purchase and sale in a registered direct offering of 37,037,039 shares of our common stock at a purchase price of $1.35 per share and warrants to purchase 37,037,039 shares at an exercise price of $1.75 per share. This resulted in gross proceeds from the offering of $50.0 million and net proceeds of $46.3 million.

Shelf Registration

On November 9, 2022, we filed a “universal” shelf registration statement File No. (333-268282) on Form S-3 allowing us to issue certain securities with an aggregate offering price not to exceed $250 million. This registration statement was declared effective by the SEC on November 18, 2022.

On February 10, 2023, we entered into a sales agreement (the "ATM Agreement") with investment banks to establish an “at-the-market” offering program under which we may sell up to an aggregate of $100 million of shares of common stock (the “ATM Shares”) from time to time. The sales agents are entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds of each sale of shares of our common stock.

Under the ATM Agreement, we set the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Sales of the ATM Shares, if any, under the ATM Agreement may be made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act.

As of March 20, 2023, we have sold an aggregate of 17,573,969 shares of our common stock pursuant to the ATM Agreement for aggregate gross proceeds of approximately $10.5 million.

Going Concern

In accordance with Accounting Standards Codification ("ASC") 205-40, going concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements included in this Form 10-K are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the receipt of potential funding from future partnerships, equity or debt issuances, potential achievement of milestones from customer agreements and reductions in workforce cannot be considered probable at this time because these plans are not entirely within our control and/or have not been approved by our Board of Directors as of the date of issuance of the consolidated financial statements.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations, raise substantial doubt regarding our ability to continue as a going concern. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while highly possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the consolidated financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

The following table summarizes META’s cash flows for the periods presented:

	Year ended December 31,
	2022	2021
Net cash used in operating activities	(62,244,794)	(34,764,911)
Net cash (used in) provided by investing activities	(19,472,250)	65,144,545
Net cash provided by financing activities	46,367,012	15,655,863
Net (decrease) increase in cash, cash equivalents and restricted cash	(35,350,032)	46,035,497

Net cash used in operating activities

During the year ended December 31, 2022, net cash used in operating activities of $62.2 million was primarily driven by a net loss of $79.1 million for the period, and non-cash adjustments of $17.2 million mainly due to depreciation and amortization of $9.3 million, stock-based compensation of $13.9 million, and unrealized foreign exchange loss of $2.1 million offset by $4.0 million gain on deconsolidation of Next Bridge, and $5.8 million deferred income tax recovery, along with other less material line items. In addition, there was $0.4 million cash used by working capital primarily due to a $5.4 million increase of trade and other payables, offset by decrease in prepaid and other current assets $4.8 million, along with other changes in working capital.

During the year ended December 31, 2021, net cash used in operating activities of $34.8 million was primarily driven by a $91.0 million net loss reported for the year, and non-cash adjustments of $51.6 million mainly due to $40.5 million in fair value losses on financial instruments, $8.1 million stock based compensation and non-cash consulting fees, $3.7 million in depreciation, amortization and impairment, and non-cash interest and accretion of $0.9 million, along with other less material line items. Change in operating assets and liabilities totaled $4.7 million primarily due to a $6.9 million increase of trade and other payables.

Net cash (used in) provided by investing activities

During the year ended December 31, 2022, net cash used in investing activities of $19.5 million was primarily driven by proceeds from short-term investments of $2.8 million and proceeds from below-market capital government loan of $1.1 million offset by $19.6 million of capital expenditure associated with the construction of the Highfield Park Facility in Canada as well as the equipment purchases for our facility in Pleasanton, California, United States and $3.5 million cash consideration for the Optodot acquisition.

During the year ended December 31, 2021, net cash provided by investing activities of $65.1 million was primarily driven by cash acquired as a result of the Torchlight RTO of $147.0 million, offset by $66.1 million in cash paid for the Nanotech acquisition, $2.9 million purchase of short-term investments, $11.7 million in property plant and equipment purchases associated with the construction of the Highfield Park Facility as well as equipment purchases for both the Highfield Park and Pleasanton facilities, and a $1.1 million increase in intangibles as a result of capitalized legal cost for certain patents, as well as the acquisition of certain intellectual property assets from Interglass Technology AG (Switzerland).

Net cash provided by financing activities

During the year ended December 31, 2022, net cash provided by financing activities of $46.4 million was primarily driven by the cash obtained through the proceeds from the issuance of common stock and warrants through the Securities Purchase Agreements with institutional investors for the purchase and sale in a registered direct offering, $0.4 million from stock option exercises net of $0.6 million loan repayments.

During the year ended December 31, 2021, net cash provided by financing activities of $15.7 million was primarily driven by $10.0 million in proceeds received from the issuance of unsecured convertible promissory notes to Torchlight, subsequently eliminated upon consolidation at December 31, 2021, $4 million in proceeds from the issuance of unsecured convertible promissory notes to an affiliate that was subsequently converted into common stock during the year and $1.4 million in proceeds from options and warrants exercise net of $1.1 million loan repayments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. In connection with the preparation of the consolidated financial statements for the years ended December 31, 2022 and 2021, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to our ability to continue as a going concern within one year after the date of the issuance of such financial statements, and concluded that substantial doubt existed as to our ability to continue as a going concern as further discussed in Note 2 to the consolidated financial statements.

Under ASC 205-40, the receipt of potential funding from future partnerships, equity or debt issuances, potential achievement of milestones from customer agreements and reductions in workforce cannot be considered probable at this time because these plans are not entirely within our control and/or have not been approved by our Board of Directors as of the date of issuance of the consolidated financial statements.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations, raise substantial doubt regarding our ability to continue as a going concern. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while highly possible, is less than probable.

Goodwill

We have one operating segment in accordance with ASC 280 Segment Reporting. We have similarly determined that we have one reporting unit, to which all goodwill is assigned, in accordance with ASC 350 Intangibles – Goodwill and Other.

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The carrying amount of goodwill is periodically reviewed for impairment and at a minimum annually and whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable.

We first perform a qualitative assessment to test the reporting unit's goodwill for impairment. Based on the qualitative assessment, if it is determined that the fair value of our reporting unit is more likely than not (i.e. a likelihood of more than 50 percent) to be less than its carrying amount, the quantitative assessment of the impairment test is performed. In the quantitative assessment, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds its fair value, then an impairment loss equal to the difference, but not exceeding the total carrying value of goodwill allocated to the reporting unit, would be recorded.

For example, a sustained decline in market capitalization below book value is an indicator that goodwill and other intangible assets should be tested for impairment under ASC 350 Intangibles – Goodwill and Other. During the period from January 1, 2022 to December 31, 2022, our stock price ranged between a high of $2.95 and a low of $0.63 and as of December 31, 2022 our market capitalization was $431.1 million and the book value of our goodwill was $281.7 million. While our market capitalization exceeded the book value of our goodwill as of December 31, 2022, as of March 17, 2023, our market capitalization is approximately $191.1 (based on a closing price of $0.50 per share) million and the book value of our goodwill is $281.7 million, and as such we may be required to recognize an impairment loss in the future if the drop in our market capitalization is deemed to be sustained.

Next Bridge Note Receivable

Notes receivable consists of an amount due from Next Bridge, which was previously a wholly-owned subsidiary of Meta, until the completion of the spin-off transaction on December 14, 2022. One note is partially secured by a combination of Meta’s common shares and an interest in the Orogrande Project Property. The note receivables have been recognized at their fair value, as of December 14, 2022, subsequent to the deconsolidation of Next Bridge from our consolidated financial results.

We have assessed the fair value of the notes receivable on the deconsolidation date in accordance with ASC 820, Fair Value Measurement. In particular, we assessed the likelihood of our ability to receive the aggregate amount of the $24.2 million of notes receivable and determined that except for the security interest in our shares held by the Pledgor for the secured loan, the other collateral is not substantive and therefore should not serve as the basis for concluding that that loan is well secured and collateralized; the other loan is unsecured. As a result, we reserved $22 million of the Next Bridge note receivables, resulting in $2.2 million being shown on our balance sheet as of December 31, 2022.

At subsequent reporting periods to December 14, 2022, including December 31, 2022, the note is measured net of any credit losses in accordance with ASC 326 Financial Instruments – Credit Losses. If our judgment regarding these note receivables is incorrect and such notes are repaid in full or in an amount more than we show on our balance sheet, we will record a recovery of these notes upon receiving repayment. See note 5 for further details.

We are currently in negotiations with Next Bridge to extend the maturity date of each Next Bridge note receivable.

Revenue recognition – Our revenue is generated from product sales as well as development revenue. We recognize revenue when it satisfies performance obligations under the terms of its contracts, and control of its products is transferred to its customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products or services.

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

Revenue from development activities is recognized over time, using an output method to measure progress towards complete satisfaction of the research activities and whether associated performance obligations identified within each contract have been satisfied.

Acquired intangibles - In accordance with ASC 805 Business Combinations, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. Such valuations may require management to make significant estimates and assumptions, especially with respect to intangible assets. Acquired intangible assets consist of acquired technology and customer relationships. In valuing acquired intangible assets, we make assumptions and estimates based in part on projected financial information, which makes assumptions and estimates inherently uncertain, particularly for early-stage technology companies. The significant estimates and assumptions used by us in the determination of the fair value of acquired intangible technology assets include the revenue growth rate and the discount rate. The significant estimates and assumptions used by us in the determination of the fair value of acquired customer contract intangible assets include the revenue growth rate and the discount rate.

As a result of the judgments that need to be made, we obtain the assistance of independent valuation firms. We complete these assessments as soon as practical after the closing dates. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.

Although we believe the assumptions and estimates of fair value we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain and subject to refinement. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill, if the changes are related to conditions that existed at the time of the acquisition. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments, based on events that occurred subsequent to the acquisition date, are recorded in our consolidated statements of operations and comprehensive loss.

Business combinations - We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill to reporting units based on the expected benefit from the business combination. Allocation of purchase consideration to identifiable assets and liabilities affects the amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred.

Commitments and contractual obligations

For a description of our commitments and contractual obligations, please see “note 25 – Leases” as well as “note 26 – Commitments and contingencies” in the notes to the Consolidated Financial Statements of this Form 10-K.

Off-balance sheet arrangements

Off-balance sheet firm commitments relating to an outstanding letter of credit amounted to approximately $0.5 million as of December 31, 2022 which is secured by a performance security guarantee cover issued by Export Development of Canada. Further, this guarantee/standby letter of credit expires on October 5, 2023. Please see “note 26 – Commitments and contingencies” in the notes to the Consolidated Financial Statements of this Form 10-K. We do not maintain any other off-balance sheet arrangements.

Recent accounting pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our Consolidated Financial Statements, please see “note 2 – Significant accounting policies” in the notes to the Consolidated Financial Statements of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Meta Materials Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Meta Materials Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and requires additional financing to fund its operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB)and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Acquisition date fair value of a developed technology intangible asset in the acquisition of Plasma App Ltd.

As discussed in Note 4 to the consolidated financial statements, on April 1, 2022, the Company completed the purchase of 100% of the issued and outstanding shares of Plasma App Ltd. for $16,989,246. The acquisition was accounted for as a business combination. The Company allocated the consideration transferred based upon the fair value of the assets acquired and liabilities assumed on the acquisition date. This resulted in the recognition of a developed technology intangible asset of $12,600,000. As discussed in Note 4 to the consolidated financial statements, the significant estimates and assumptions used by the Company in the determination of the fair value of the acquired developed technology intangible asset includes the revenue growth rate and the discount rate.

We identified the evaluation of the acquisition date fair value of the developed technology intangible asset in the acquisition of Plasma App Ltd. as a critical audit matter. Specifically, the assessment of the revenue growth rate and discount rate assumptions used in estimating the acquisition date fair value involved a high degree of subjective auditor judgment. In addition, the estimated fair value was sensitive to possible changes to the above estimates and assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the revenue growth rate by comparing to publicly available market data. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•
Evaluating the Company’s discount rate assumption, by recalculating it using a discount rate range that was independently developed using publicly available market data for comparable entities.
•
Evaluating the discount rate applied to the developed technology intangible asset by comparing it to the weighted average return on assets acquired in the Plasma App Ltd. business combination and the internal rate of return of the Plasma App Ltd. business combination.

Acquisition date fair value of a developed technology intangible asset in the acquisition of assets of Optodot Corporation

As discussed in Note 4 to the consolidated financial statements, on June 22, 2022, the Company completed an asset purchase agreement with Optodot Corporation to acquire certain assets related to patents and intellectual property for the battery and other industries. The total consideration was $53,633,267. The acquisition was accounted for as a business combination. The Company allocated the consideration transferred based upon the fair value of the assets acquired and liabilities assumed on the acquisition date. This resulted in the recognition of a developed technology intangible asset of $23,300,000. As discussed in Note 4 to the consolidated financial statements, the significant estimates and assumptions used by the Company in the determination of the fair value of the acquired developed technology intangible asset includes the revenue growth rate and the discount rate.

We identified the evaluation of the acquisition date fair value of the developed technology intangible asset in the acquisition of assets of Optodot Corporation as a critical audit matter. Specifically, the assessment of the revenue growth rate and discount rate assumptions used in estimating the acquisition date fair value involved a high degree of subjective auditor judgment. In addition, the estimated fair value was sensitive to possible changes to the above estimates and assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the revenue growth rate by comparing to publicly available market data. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•
Evaluating the Company’s discount rate assumption, by recalculating it using a discount rate range that was independently developed using publicly available market data for comparable entities.
•
Evaluating the discount rate applied to the developed technology intangible asset by comparing it to the weighted average return on assets acquired in the Optodot Corporation business combination and the internal rate of return of the Optodot Corporation business combination.

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

We have served as the Company’s auditor since 2019.

Vaughan, Canada

March 23, 2023

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

META MATERIALS INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$10,090,858	$46,645,704
Restricted cash	1,720,613	788,768
Short-term investments	—	2,875,638
Grants receivable	—	175,780
Accounts and other receivables	902,718	1,665,700
Notes receivable	2,211,900	—
Inventory	468,027	265,718
Prepaid expenses and other current assets	7,202,099	3,451,367
Assets held for sale	—	75,500,000
Due from related parties	8,461	10,657
Total current assets	22,604,676	131,379,332
Intangible assets, net	56,313,317	28,971,824
Property, plant and equipment, net	42,674,699	27,018,114
Operating lease right-of-use assets	5,576,824	6,278,547
Goodwill	281,748,466	240,376,634
Total assets	$408,917,982	$434,024,451
Liabilities and stockholders’ equity
Current liabilities
Trade and other payables	$16,694,211	$13,335,470
Current portion of long-term debt	483,226	491,278
Current portion of deferred revenues	730,501	779,732
Current portion of deferred government assistance	799,490	846,612
Preferred stock liability	—	75,500,000
Current portion of operating lease liabilities	967,126	663,861
Asset retirement obligations	—	21,937
Total current liabilities	19,674,554	91,638,890
Deferred revenues	479,808	637,008
Deferred government assistance	319,017	3,038
Deferred tax liabilities	3,253,985	324,479
Long-term operating lease liabilities	3,375,031	3,706,774
Funding obligation	180,705	268,976
Long-term debt	3,070,729	2,737,171
Total liabilities	30,353,829	99,316,336
Stockholders’ equity
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 362,247,867 shares issued and outstanding at December 31, 2022, and $0.001 par value; 1,000,000,000 shares authorized, 284,573,316 shares issued and outstanding at December 31, 2021	340,425	262,751
Additional paid-in capital	590,962,866	463,136,404
Accumulated other comprehensive loss	(5,242,810)	(296,936)
Accumulated deficit	(207,496,328)	(128,394,104)
Total stockholders’ equity	378,564,153	334,708,115
Total liabilities and stockholders’ equity	$408,917,982	$434,024,451

Commitments and contingencies (note 26)

Subsequent events (note 27)

The accompanying notes are an integral part of these consolidated financial statements

META MATERIALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2022	2021
Revenue:
Product sales	$1,211,746	$407,915
Development revenue	8,988,421	3,674,602
Total revenue	10,200,167	4,082,517
Cost of goods sold	3,036,190	675,973
Gross profit	7,163,977	3,406,544
Operating expenses:
Selling & marketing	6,244,883	2,267,354
General & administrative	61,543,282	29,699,601
Research & development	22,640,495	9,497,427
Total operating expenses	90,428,660	41,464,382
Loss from operations	(83,264,683)	(38,057,838)
Interest expense, net	(174,234)	(1,106,445)
Loss on foreign exchange, net	(2,054,447)	(205,882)
Gain on deconsolidation of wholly-owned subsidiary	3,990,737	—
Loss on financial instruments, net	—	(40,540,091)
Other expenses, net	(3,433,757)	(11,939,068)
Total other expense, net	(1,671,701)	(53,791,486)
Loss before income taxes	(84,936,384)	(91,849,324)
Income tax recovery	5,834,160	852,063
Net loss	$(79,102,224)	$(90,997,261)
Other comprehensive (loss) income net of tax
Foreign currency translation loss	(4,945,874)	(321,663)
Fair value gain on changes of own credit risk	—	680,611
Total other comprehensive (loss) income	(4,945,874)	358,948
Comprehensive loss	$(84,048,098)	$(90,638,313)
Basic and diluted loss per share (1)	$(0.24)	$(0.39)
Weighted average number of shares outstanding - basic and diluted (1)	328,350,452	232,898,398

(1) Retroactively restated for the year ended December 31, 2021 for the Torchlight reverse acquisition (“Torchlight RTO”)

The accompanying notes are an integral part of these consolidated financial statements

META MATERIALS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance, January 1, 2021	154,163,975	$132,347	$29,022,977	$(655,884)	$(37,396,843)	$(8,897,403)
Net loss	—	—	—	—	(90,997,261)	(90,997,261)
Other comprehensive income	—	—	—	358,948	—	358,948
Conversion of promissory notes	20,391,239	20,391	23,635,974	—	—	23,656,365
Conversion of secured debentures	14,155,831	14,156	22,104,626	—	—	22,118,782
Conversion of unsecured debentures	5,105,338	5,105	5,764,370	—	—	5,769,475
Conversion of long-term debt	124,716	125	221,718	—	—	221,843
Conversion of payable to related party	150,522	151	225,835	—	—	225,986
Exercise of stock options	4,786,927	4,787	1,288,476	—	—	1,293,263
Exercise of warrants	361,729	362	122,108	—	—	122,470
Exercise of broker warrants	82,494	83	16,173	—	—	16,256
Effect of reverse acquisition	82,813,994	82,814	369,378,596	—	—	369,461,410
Shares issued in lieu of operating lease liability	1,832,989	1,833	2,780,135	—	—	2,781,968
Stock-based compensation	603,562	597	8,575,416	—	—	8,576,013
Balance, December 31, 2021	284,573,316	$262,751	$463,136,404	$(296,936)	$(128,394,104)	$334,708,115
Net loss	—	—	—	—	(79,102,224)	(79,102,224)
Other comprehensive loss	—	—	—	(4,945,874)	—	(4,945,874)
Issuance of common stock and warrants	37,037,039	37,037	49,962,963	—	—	50,000,000
Stock issuance costs	—	—	(3,680,666)	—	—	(3,680,666)
Exercise of stock options	1,688,538	1,688	447,023	—	—	448,711
Settlement of restricted stock units	658,538	659	(18,686)	—	—	(18,027)
Exercise of warrants	1,623,700	1,624	167,950	—	—	169,574
Issuance of stock in connection with acquisitions	36,443,684	36,444	67,086,069	—	—	67,122,513
Stock-based compensation	223,052	222	13,861,809	—	—	13,862,031
Balance, December 31, 2022	362,247,867	$340,425	$590,962,866	$(5,242,810)	$(207,496,328)	$378,564,153

(1) Retroactively restated from the earliest period presented for the Torchlight reverse acquisition (“Torchlight RTO”)

The accompanying notes are an integral part of these consolidated financial statements

META MATERIALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(79,102,224)	$(90,997,261)
Adjustments to reconcile net loss to net cash used in operating activities:	—
Non-cash finance income	(135,524)	(471,689)
Non-cash interest expense	403,317	902,940
Non-cash lease expense	1,608,992	439,791
Deferred income tax	(5,834,160)	(852,063)
Depreciation and amortization	9,272,074	3,491,493
Impairment of assets	108,004	237,013
Unrealized foreign currency exchange loss	2,050,029	407,352
Loss on financial instruments, net	—	40,540,091
Gain on deconsolidation of wholly-owned subsidiary	(3,990,737)	—
Change in deferred revenue	(129,679)	(679,541)
Non-cash government assistance	(3,047)	(544,932)
Gain on sale of assets	(783)	—
Loss on debt settlement	—	19,253
Stock-based compensation	13,184,396	1,576,849
Non-cash consulting expense	677,638	6,513,378
Changes in operating assets and liabilities	(353,090)	4,652,415
Net cash used in operating activities	(62,244,794)	(34,764,911)
Cash flows from investing activities:
Purchases of intangible assets	—	(1,133,894)
Purchases of property, plant and equipment	(19,587,511)	(11,655,417)
Proceeds from sale of property, plant and equipment	39,140	—
Proceeds from (Purchases of) short-term investments	2,811,152	(2,889,852)
Proceeds from below-market capital government loan	1,071,862	—
Acquisition of business, net of cash acquired	(3,486,906)	(66,131,025)
Loan advance pursuant to deconsolidation	(319,987)	—
Proceeds from reverse takeover	—	146,954,733
Net cash (used in) provided by investing activities	(19,472,250)	65,144,545
Cash flows from financing activities:
Proceeds from long-term debt	—	1,127,151
Proceeds from the issuance of common stock and warrants	50,000,000
Stock issuance costs paid on the issuance of common stock and warrants	(3,680,666)	—
Repayments of long-term debt	(552,579)	(1,090,047)
Proceeds from government grants	—	223,384
Proceeds from unsecured promissory notes	—	13,963,386
Proceeds from stock option exercises	448,711	1,293,263
Repurchases of common stock for income tax withheld upon settlement of restricted stock units	(18,027)	—
Proceeds from warrant exercises	169,574	138,726
Net cash provided by financing activities	46,367,013	15,655,863
Net (decrease) increase in cash, cash equivalents and restricted cash	(35,350,031)	46,035,497
Cash, cash equivalents and restricted cash at beginning of the year	47,434,472	1,395,683
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(272,970)	3,292
Cash, cash equivalents and restricted cash at end of the year	$11,811,471	$47,434,472
Supplemental cash flow information
Accrued purchases of property, equipment and patents	2,270,887	1,692,969
Right-of-use assets obtained in exchange for lease liabilities	288,499	3,590,148
Right-of-use assets and prepaid expenses recognized in exchange for common stock	—	2,149,381
Settlement of liabilities in common stock	—	51,992,451
Interest paid on debt	—	64,528

The accompanying notes are an integral part of these consolidated financial statements

META MATERIALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Corporate information

Meta Materials Inc. (also referred to herein as the “Company”, “META”, “we”, “us”, “our”, or “Resulting Issuer”) is a smart materials and photonics company specializing in metamaterial research and products, nanofabrication, and computational electromagnetics. Our registered office is located at 85 Swanson Road, Boxborough, Massachusetts 01719 and our principal executive office is located at 60 Highfield Park Drive, Dartmouth, Nova Scotia, Canada.

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

For accounting purposes, the legal subsidiary, MMI, has been treated as the accounting acquirer and the Company, the legal parent, has been treated as the accounting acquiree. The transaction has been accounted for as a reverse acquisition in accordance with ASC 805 Business Combinations. Accordingly, these consolidated financial statements are a continuation of MMI consolidated financial statements prior to June 28, 2021 and exclude the balance sheets, statements of operations and comprehensive loss, statement of changes in stockholders’ equity and statements of cash flows of Torchlight prior to June 28, 2021. See note 4 for additional information.

On December 14, 2022, we distributed all of the 165,472,241 outstanding shares of Common Stock of Next Bridge Hydrocarbons Inc. (“Next Bridge”), incorporated in Nevada on August 31, 2021, as OilCo. Holdings, Inc., as a wholly owned subsidiary of META, (and changed its name to Next Bridge Hydrocarbons, Inc. pursuant to its Amended and Restated Articles of Incorporation filed on June 30, 2022), on a pro rata basis to holders of our Series A Non-Voting Preferred Stock. Immediately after the distribution, Next Bridge became an independent company, and as a result, we have deconsolidated the financial results of Next Bridge from our consolidated financial results from December 14, 2022 onwards. See note 5 for additional information on this transaction.

2. Going Concern

At each reporting period, we evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Our evaluation entails analyzing prospective operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances. We are required to make certain additional disclosures if we conclude substantial doubt exists and it is not alleviated by our plans or when our plans alleviate substantial doubt about our ability to continue as a going concern.

In accordance with Accounting Standards Codification ("ASC") 205-40, going concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable.

We have incurred net losses of $79.1 million and $91.0 million for the years ended December 31, 2022 and 2021, respectively, and have an accumulated deficit of $207.5 million as of December 31, 2022. Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations, raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while highly possible, is less than probable because these plans are not entirely within our control and/or have not been approved by our Board of Directors as of the date of these consolidated financial statements.. If we are unsuccessful in obtaining financing, we will be required to assess alternative forms of action. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. These adjustments may be material.

3. Significant accounting policies

Basis of presentation – These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Our fiscal year-end is December 31. The consolidated financial statements include the accounts of Meta Materials Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

Functional currency – Items included in the consolidated financial statements of each of META and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the ‘functional currency’).

Reporting currency – The reporting currency of META is in US Dollars. The consolidated financial statements, and the financial information contained herein, are reported in US dollars, except share amounts or as otherwise stated, as we believe this results in more relevant and reliable information for its financial statement users.

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

Use of estimates – The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and certain assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the valuation of goodwill, the valuation of net assets acquired via business combinations, and the preparation of the consolidated financial statements on a going concern basis.

Cash and cash equivalents – We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventory – Inventory is measured at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method (FIFO) for all inventory. Inventory consumed during research and development activities is recorded as a research and development expense.

Notes receivable
- Notes receivable consists of an amount due from Next Bridge, which was previously a wholly-owned subsidiary of Meta, until the completion of the spin-off transaction on December 14, 2022. The note is partially secured by a combination of Meta’s common shares and an interest in the Orogrande Project Property. The note receivable has been recognized at its fair value as part of the deconsolidation of Next Bridge from our consolidated financial results. At subsequent reporting periods, the note will be measured net of any credit losses in accordance with ASC 326 Financial Instruments – Credit Losses. See note 5 for further details. As all amounts on our notes receivable and all accrued interest are due in 2023, we have not recorded an allowance for losses on notes receivable as of December 31, 2022.

Long-lived assets – Long-lived assets, such as property, plant and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Assets held for sale – Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. Such amounts have been derecognized as part of the deconsolidation of Next Bridge on December 14, 2022.

Goodwill – Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The carrying amount of goodwill is periodically reviewed for impairment (at a minimum annually) and whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable.

We first perform a qualitative assessment to test the reporting unit’s goodwill for impairment. Based on the qualitative assessment, if it is determined that the fair value of our reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the quantitative assessment of the impairment test is performed. In the quantitative assessment, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds its fair value, then an impairment loss equal to the difference, but not exceeding the total carrying value of goodwill allocated to the reporting unit, would be recorded.

Acquired intangibles – In accordance with ASC 805 Business Combinations, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. Such valuations may require management to make significant estimates and assumptions, especially with respect to intangible assets. Acquired intangible assets consist of acquired technology and customer relationships. In valuing acquired intangible assets, we make assumptions and estimates based in part on projected financial information, which makes assumptions and estimates inherently uncertain, particularly for early-stage technology companies. The significant estimates and assumptions used by us in the determination of the fair value of acquired intangible technology assets include the revenue growth rate and the discount rate. The significant estimates and assumptions used by us in the determination of the fair value of acquired customer contract intangible assets include the revenue growth rate and the discount rate.

As a result of the judgments that need to be made, we obtain the assistance of independent valuation firms. We complete these assessments as soon as practical after the closing dates. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.

Business combinations - We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill to reporting units based on the expected benefit from the business combination. Allocation of purchase consideration to identifiable assets and liabilities affects the amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred.

Leases - We are a lessee in several non-cancellable operating leases for buildings. We account for leases in accordance with ASC 842 Leases. We determine if an arrangement is or contains a lease at contract inception. We recognize a right-of-use (ROU) asset and a lease liability at the lease commencement date.

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

We do not record leases on our consolidated balance sheet with a term of one year or less. We elected a package of transition practical expedients, which included not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We also elected a practical expedient to not separate lease and non-lease components.

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

We also receive interest-free repayable loans from the Atlantic Canada Opportunities Agency (“ACOA”), a government agency. The benefit of the loan at a below-market rate of interest is treated as a government grant, measured as the difference between proceeds received and the fair value of the loan based on prevailing market interest rates. The fair value of the components, being the loan and the government grant, must be calculated initially in order to allocate the proceeds to the components. The valuation is complex, as there is no active trading market for these items and is based on unobservable inputs.

Revenue recognition – Our revenue is generated from product sales as well as development revenue. We recognize revenue when it satisfies performance obligations under the terms of its contracts, and control of its products is transferred to its customers in an amount that reflects the consideration we expect to receive from its customers in exchange for those products or services.

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

Revenue from development activities is recognized over time, using an output method to measure progress towards complete satisfaction of the research activities and associated performance obligations identified within each contract have been satisfied.

Deferred revenue – Consist of fees invoiced or paid by our customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on our revenue recognition criteria described above.

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

Fair value measurements – We use valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We determine fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

Fair value option – Under the Fair Value Option Subsections of ASC Subtopic 825-10, Financial Instruments – Overall, we have the irrevocable option to report certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with changes in fair value reported in the statement of operations. Any changes in the fair value of liabilities resulting from changes in instrument-specific credit risk are reported in other comprehensive income.

Research and development – Research and development activities are expensed as incurred.

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share gives effect to all dilutive potential common stock outstanding during the period including stock options, deferred stock units (“DSUs”), Restricted Share Units ("RSUs"), and warrants which are calculated using the treasury stock method, and convertible debt instruments using the if-converted method. Diluted earnings (loss) per common share excludes all dilutive potential shares if their effect is anti-dilutive.

Stock based compensation – We recognize compensation expense for equity awards based on the grant date fair value of the award. We recognize stock-based compensation expense for awards granted to employees that have a graded vesting schedule based on a service condition only on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards (the “graded-vesting attribution method”), based on the estimated grant date fair value for each separately vesting tranche. For equity awards with a graded vesting schedule and a combination of service and performance conditions, we recognize stock-based compensation expense using a graded-vesting attribution method over the requisite service period when the achievement of a performance-based milestone is probable, based on the relative satisfaction of the performance condition as of the reporting date.

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

We estimate the grant date fair value of awards using the Black-Scholes option pricing model and estimate the number of forfeitures expected to occur. We may use other pricing models when applicable such as Monte-Carlo simulation. See note 13 for our assumptions used in connection with option grants made during the periods covered by these consolidated financial statements.

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

ASU 2020-09

In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762. The amendments in ASU 2020-09 amend rules focused on the provision of material, relevant, and decision-useful information regarding guarantees and other credit enhancements and eliminate prescriptive requirements that have imposed unnecessary burdens and incentivized issuers of securities with guarantees and other credit enhancements to offer and sell those securities on an unregistered basis. The adopted amendments relate to the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered in Rule 3-10 of Regulation S-X, and affiliates whose securities collateralize securities registered or being registered in Rule 3-16 of Regulation S-X. The amendments in ASU 2020-09 are effective for public business entities for annual periods beginning after December 15, 2020. We adopted ASU 2020-09 on January 1, 2021 and its adoption did not have a material effect on our consolidated financial statements and related disclosures.

ASU 2020-10

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updated various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The amendments in ASU 2020-10 are effective for annual periods beginning after December 15, 2020, for public business entities. We adopted ASU 2020-10 on January 1, 2021 and its adoption did not have a material effect on our consolidated financial statements and related disclosures.

ASU 2021-04

In April 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260). This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. This guidance is effective for the Company's interim and annual reporting periods beginning after December 15, 2021. We adopted ASU 2021-04 on January 1, 2022 and its adoption did not have a material effect on our consolidated financial statements and related disclosures.

ASU 2021-10

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance, which improves the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity's financial statements. This guidance is effective for the Company's interim and annual reporting periods beginning after December 15, 2021. We adopted ASU 2021-10 on January 1, 2022 and its adoption did not have a material effect on our consolidated financial statements and related disclosures.

ASU 2022-03

In June 2022, the FASB issued ASU 2022-03, which amends Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 202203 clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. We elected to early adopt ASU 2022-03 on January 1, 2022, and applied the amendment in measuring consideration transferred in the acquisition of the assets and IP of Optodot Corporation. As a result, we have not applied a discount for lack of marketability associated with the shareholder specific restriction for shares issued as consideration in the Optodot acquisition. See note 4.

Accounting pronouncements not yet adopted

ASU 2021-08

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. This guidance will be effective for our interim and annual reporting periods beginning after December 15, 2022. We do not anticipate the adoption of this standard on January 1, 2023 will have a material effect on our consolidated financial statements and related disclosures.

4. Acquisitions

Plasma acquisition

On April 1, 2022, we completed the purchase of 100% of the issued and outstanding shares of Plasma App Ltd. ("PAL"). PAL is the developer of PLASMAfusion®, a proprietary manufacturing platform technology, which enables high speed coating of any solid material on any type of substrate. PAL’s team is located at the Rutherford Appleton Laboratories in Oxford, UK.

At closing, we issued to PAL's shareholders an aggregate of 9,677,419 shares of our common stock, representing a number of shares of common stock equal to $18,000,000 divided by $1.86 (the volume weighted average price for the ten trading days ending on March 31, 2022) with an additional deferral of common stock equal to $2,000,000 divided by $1.86 to be issued subject to satisfaction of certain claims and warranties. The acquisition was accounted for as a business combination in accordance with ASC 805.

Deferred Consideration

We are obligated to issue to PAL shareholders an aggregate of 1,075,268 shares of our common stock on October 1, 2023, subject to reductions arising from general and specific claims and warranties that might arise of more than $20,000 and less than or equal to $2,000,000. The number of shares were calculated as $2,000,000 divided by $1.86 (the volume weighted average price for the ten trading days ending on March 31, 2022). We have classified the deferred consideration in the consolidated statement of changes in stockholders’ equity since the number of shares to be issued is contractually specified in the agreement and is not contingent on a future event or condition being met.

We recorded provisional estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition during the second quarter of 2022, resulting in goodwill of $10.1 million. The determination of fair value required management to make significant estimates and assumptions based on information that was available at the time the consolidated financial statements were prepared.

As of December 31, 2022, we have made the following changes, based on information as of the acquisition date, to the provisional purchase price allocation previously disclosed in the condensed consolidated interim financial statements for the three and nine months ended September 30, 2022 in Form 10-Q:

•
We have increased intangibles by $5.9 million.
•
We have reduced goodwill by $2.7 million.
•
We recognized a deferred tax liability of $3.2 million.

The following table presents the provisional purchase price allocation as of December 31, 2022:

Amount (USD)
Fair value of common stock issued (1)	$15,290,320
Fair value of deferred consideration (2)	1,698,926
$16,989,246
Net assets of PAL:
Cash and cash equivalents	$13,822
Other assets	36,104
Intangibles	12,600,000
Deferred tax liability	(3,150,000)
Goodwill	7,489,320
$16,989,246

(1) The fair value of the common stock issued or to be issued was determined by multiplying 9,677,419 shares, calculated as per the purchase agreement, by the closing share price on April 1, 2022 of $1.60. We recognized $9,677 in common stock and $15,280,645 in additional paid in capital in the consolidated statements of changes in stockholders' equity.

(2) The estimated fair value of the deferred consideration on acquisition date was determined by multiplying 1,075,268 shares, calculated as per the purchase agreement, by the closing share price on April 1, 2022 of $1.60. We recognized the full amount in additional paid in capital in the consolidated statements of changes in stockholders' equity.

Acquired intangible assets totaling $12.6 million relate to a developed technology intangible asset. The significant estimates and assumptions used by the Company in the determination of the fair value of the acquired developed technology intangible asset includes the revenue growth rate and the discount rate.

The goodwill resulting from the transaction is attributable to assembled workforce, synergies, technical know-how and expertise.

The estimated fair value of acquired assets and liabilities was measured as at the acquisition date based on a valuation report provided by a third-party valuation expert. The preliminary purchase price allocation is subject to change as additional information becomes available concerning the tax basis of the assets acquired. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

Revenue and net losses from the PAL acquisition since the acquisition date included in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022 were $Nil and $1 million respectively.

Unaudited pro forma results of operations for the years ended December 31, 2022 and 2021 are included below as if the Plasma acquisition occurred on January 1, 2021. This summary of the unaudited pro forma results of operations is not necessarily indicative of what our results of operations would have been had PAL been acquired at the beginning of 2021, nor does it purport to represent results of operations for any future periods.

	Year ended			Year ended
	December 31, 2022			December 31, 2021
	META excluding PAL	PAL	Total	META	PAL	Total
Revenue	$10,200,167	$—	$10,200,167	$4,082,517	$—	$4,082,517
Loss from operations	(81,818,759)	(567,475)	(82,386,234)	(38,057,838)	(16,822)	(38,074,660)
Net loss	(78,147,504)	(76,271)	(78,223,775)	(90,997,261)	(16,822)	(91,014,083)

Add back: acquisition cost	264,883	16,663	281,546	—	—	—
Deduct: additional depreciation and amortization	—	(1,178,859)	(1,178,859)	—	(1,178,859)	(1,178,859)
Adjusted net loss	$(77,882,621)	$(1,238,467)	$(79,121,087)	$(90,997,261)	$(1,195,681)	$(92,192,942)

Acquisition cost includes legal, accounting, and other professional fees related to the Plasma acquisition.

Optodot acquisition

On June 22, 2022, we completed an asset purchase agreement with Optodot Corporation ("Optodot"), a developer of advanced materials technologies, to acquire certain assets related to patents and intellectual property for the battery and other industries.

Consideration transferred consisted of the following:

•
Cash payment of $3,500,000.
•
Unrestricted common stock equal to $37,500,000 divided by the daily volume weighted average trading price per share of our common stock on the Nasdaq Capital Market for the consecutive period of twenty trading days ending on June 21, 2022.
•
Restricted common stock equal to $7,500,000 divided by the daily volume weighted average trading price per share of our Common Stock on the Nasdaq Capital Market for the consecutive period of twenty trading days ending on June 21, 2022. The restricted stock is subject to certain vesting milestones as set forth in the Purchase Agreement and outlined below.

The acquisition was accounted for as a business combination in accordance with ASC 805. The transaction was structured as a tax-free re-organization pursuant to Internal Revenue Code Section 368(a)(1)(c). Accordingly, the tax basis of net assets acquired retain their carryover tax basis and holding period.

We recorded provisional estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition during the second quarter of 2022, resulting in goodwill of $32.2 million. The determination of fair value required management to make significant estimates and assumptions based on information that was available at the time the consolidated financial statements were prepared.

As of December 31, 2022, we have made the following changes, based on information as of the acquisition date, to the provisional purchase price allocation previously disclosed in the condensed consolidated interim financial statements for the three and nine months ended September 30, 2022 in Form 10-Q:

•
We have increased intangibles by $1.8 million
•
We have increased goodwill by $3.1 million
•
We recognized a deferred tax liability of $4.9 million.

The following table presents the revised purchase price allocation:

Amount
Fair value of unrestricted common stock issued or to be issued (1)	$41,791,115
Fair value of restricted common stock issued (2)	8,342,152
Cash consideration	3,500,000
Total consideration	$53,633,267

Net assets of Optodot:
Intangibles	23,300,000
Deferred tax liability	(4,893,000)
Goodwill	35,226,267
$53,633,267

(1) The fair value of the unrestricted common stock issued or to be issued was determined by multiplying 22,348,190 shares, calculated as per the purchase agreement, by the closing share price on June 22, 2022 of $1.87. We have issued 22,305,221 shares on the closing date of June 22, 2022 and 42,969 shares are yet to be issued. As of December 31, 2022, we recognized $22,305 in common stock and $41,768,810 in additional paid in capital in the consolidated statements of changes in stockholders' equity.

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

We applied the requirements of ASU 2022-03 in measuring the share consideration transferred.

Deferred Consideration

Based on the terms of the agreement outlined above and our consideration of ASC 805, we have classified the deferred consideration in the consolidated statement of changes in stockholders’ equity since the restricted shares have been already issued and the restriction will be removed at the end of the period specified.

Acquired intangible assets totaling $23.3 million relate to a developed technology intangible asset. The significant estimates and assumptions used by the Company in the determination of the fair value of the acquired developed technology intangible asset includes the revenue growth rate and the discount rate.

The goodwill resulting from the transaction is attributable to assembled workforce, synergies, technical know-how and expertise.

The preliminary purchase price allocation is subject to change as additional information becomes available concerning the tax basis of the assets acquired. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

The estimated fair value of acquired assets and liabilities has been measured as at the acquisition date based on a valuation report provided by a third-party valuation expert.

Revenue and net losses from the Optodot acquisition since the acquisition date included in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022 were $0.9 million and $nil respectively.

Unaudited pro forma results of operations for the years ended December 31, 2022 and 2021 are included below as if the Optodot acquisition occurred on January 1, 2021. This summary of the unaudited pro forma results of operations is not necessarily indicative of what our results of operations would have been had Optodot been acquired at the beginning of 2021, nor does it purport to represent results of operations for any future periods.

	Year ended			Year ended
	December 31, 2022			December 31, 2021
	META excluding Optodot	Optodot	Total	META	Optodot	Total
Revenue	$10,120,865	$121,174	$10,242,038	$4,082,517	$127,090	$4,209,607
Loss from operations	(80,158,252)	(2,816,441)	(82,974,694)	(38,057,838)	(3,475,074)	(41,532,912)
Net loss	(76,075,095)	(2,731,989)	(78,807,085)	(90,997,261)	4,652,718	(86,344,543)

Add back: acquisition cost	700,404	97,712	798,116	—	—	—
Deduct: additional depreciation and amortization	—	(2,330,000)	(2,330,000)	—	(2,330,000)	(2,330,000)
Adjusted net loss	$(75,374,692)	$(4,964,277)	$(80,338,969)	$(90,997,261)	$2,322,718	$(88,674,543)

Acquisition cost includes legal, accounting, and other professional fees related to the Optodot acquisition.

Torchlight RTO

As discussed in note 1, on June 28, 2021, we completed the acquisition of Torchlight Energy Resources, Inc. June 28, 2021. Pursuant to ASC 805 Business Combinations, the transaction was accounted for as a reverse acquisition. Consideration transferred was measured to be $358 million and the difference between the consideration transferred and fair value of net assets resulted in the recognition of goodwill of $213 million.

During the year ended December 31, 2022, we finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. There were no further changes to the purchase price allocation, as disclosed in the audited consolidated financial statements and notes for the years ended December 31, 2021 and 2020.

The following table summarizes the allocation of the purchase price to the net assets acquired based on the respective fair value of the acquired assets and liabilities:

Amount
Fair value of deemed issuance of MMI’s stock – Common Stock	$82,814
Fair value of deemed issuance of MMI’s stock – Additional paid in capital	357,206,830
Fair value of Torchlight’s outstanding warrants – Additional paid in capital	2,773,778
Fair value of Torchlight’s outstanding options – Additional paid in capital	9,397,988
Total Effect on Equity	369,461,410
Effective settlement of notes payable by MMI to Torchlight	(11,322,637)
$358,138,773
Net assets (liabilities) of Torchlight:
Cash and cash equivalents	$143,381,229
Other assets	3,906,290
Oil and natural gas properties	72,600,000
Preferred stock liability	(72,600,000)
Accounts payable	(2,496,510)
Other liabilities	(21,937)
Goodwill	213,369,701
$358,138,773

As of December 31, 2021, the acquired oil and natural gas properties were classified as assets held for sale. We estimated the fair value of the O&G assets by obtaining a valuation study performed by a third party valuation firm. The valuation concluded an implied enterprise value as of December 31, 2021 to be between $55.1 million and $109.0 million. We recorded the fair value of the Orogrande Project property at $72.0 million and the fair value of the Hazel Project property at $3.5 million, totaling a value of $75.5 million. The deconsolidation of Next Bridge resulted in the disposition of the O&G assets and the extinguishment of the Preferred stock liability. See note 5.

Nanotech acquisition

On August 5, 2021, we announced the signing of a definitive agreement to acquire Nanotech Security Corp. (“Nanotech”). On October 5, 2021, a wholly-owned subsidiary of META purchased 100% of Nanotech’s common stock at CA$1.25 per share. In addition, the transaction price included the settlement of certain Nanotech share awards outstanding immediately prior to the closing of the agreement, including the repurchase and cancellation of 303,391 Nanotech restricted share units ("RSU") at a purchase price of CA$1.25 per RSU and the settlement of 4,359,000 Nanotech in-the-money stock options at a purchase price equal to CA$1.25 per option, less the exercise price thereof. The consideration payable to securityholders under the arrangement was payable in cash, resulting in a total purchase price of $72.1 million. The acquisition was accounted for as a business combination in accordance with ASC 805.

We finalized the purchase accounting for this acquisition during the post-acquisition annual measurement period in accordance with ASC 805. The impact of finalization of the purchase accounting associated with this acquisition was not material to the accompanying consolidated financial statements for the years ended December 31, 2022 and 2021.

The following table summarizes the allocation of the revised purchase price to the net assets acquired based on the respective fair value of the acquired assets and liabilities:

Amount
Consideration paid to acquire Nanotech outstanding common stock	$69,214,652
Consideration paid to repurchase Nanotech restricted stock units	300,610
Consideration paid to repurchase Nanotech stock options	2,612,035
$72,127,297
Net assets (liabilities) of Nanotech:
Cash and cash equivalents	$5,974,254
Accounts receivable	741,783
Trade payables	(1,349,139)
Prepaid expenses	271,741
Inventory	126,326
Property and equipment	14,771,456
Intangibles	25,309,847
Deferred tax liability	(1,933,998)
Goodwill	28,215,027
$72,127,297

5. Deconsolidation of Next Bridge subsidiaries and Notes Receivable

On December 14, 2022, we distributed all of the issued and outstanding common shares of Next Bridge. Immediately after the distribution, Next Bridge became an independent public reporting company.

As a result, from December 14, 2022 onwards, Next Bridge is no longer our wholly-owned subsidiary and we have retained no ownership interest in Next Bridge. We have deconsolidated Next Bridge's financial results from our consolidated financial statements in accordance with ASC 810 Consolidation.

In deconsolidating the financial results of Next Bridge from our consolidated financial results, we have recognized a gain on deconsolidation in our consolidated statement of operations and comprehensive loss of $4.0 million during the year ended December 31, 2022, consisting of:

•
The net impact of derecognizing Next Bridge working capital amounts for $1.8 million (or a decrease in our consolidated net liabilities); and
•
The recognition, at fair value, of a note receivable from Next Bridge for $2.2 million.

Amounts owing from Next Bridge as of December 31, 2022 include:

a.
An October 2021 secured promissory note (the 2021 Note”) principal amount of $15 million. The 2021 Note bears interest at 8% per annum, and matures March 31, 2023 (the “2021 Note Maturity Date”); provided, however, that if Next Bridge raises $30 million or more in capital through debt or equity or a combination thereof by the 2021 Note Maturity Date, the 2021 Note Maturity Date will be extended to October 3, 2023 and the 2021 Note would be amortized in six equal monthly installments. If an event of default has occurred and is continuing, interest on the 2021 Note may accrue at the default rate of 12% per annum. The outstanding principal of the 2021 Note, together with all accrued interest thereon, becomes due on the 2021 Note Maturity Date. The 2021 Note is secured by a security interest in (i) a Stock Pledge Agreement dated as of September 30, 2021 between Gregory McCabe (the “Pledgor”)

and us (the “Stock Pledge Agreement”) for 1,515,000 shares of our common shares that are owned directly and beneficially by the Pledgor, and (b) pursuant to a Deed of Trust, Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Production dated as of September 30, 2021 made by Wolfbone Investments, LLC (an affiliate of the Pledgor) for our benefit (the “Security Agreement”), a 25% working interest beneficially owned by the Pledgor in the Orogrande Project Property as defined in the Security Agreement.
b.
An unsecured note receivable for principal amount of $5 million (the "2022 Note"). The 2022 Note is due and payable on the 2021 Maturity Date unless extended as described below. The 2022 Note bears interest at a fixed rate of 8% per annum if no event of default exists, and at a fixed rate of 12% per annum if an event of default exists. Under the 2022 Note, if Next Bridge raises $30 million or more in capital through debt or equity or a combination thereof by the 2021 Maturity Date, the maturity date will be extended to October 3, 2023 and the 2022 Note would be paid in six equal monthly installments
c.
Accrued interest on the 2021 Note and 2022 Note totaling $1.6 million as of December 31, 2022.
d.
Certain costs borne by us in effecting the deconsolidation to which we expect to be reimbursed by Next Bridge

We estimated and measured the fair value of the amount receivable from Next Bridge to be $2.2 million as of December 14, 2022. In estimating fair value, the key assumption used was our share price as of the date of deconsolidation, since a portion of amounts owing from Next Bridge are secured by the Stock Pledge Agreement.

6. Related party transactions

As of December 31, 2022, and December 31, 2021, receivables due from a related party (Lamda Guard Technologies Ltd, or “LGTL”) were $8,461 and $10,657, respectively.

7. Inventory

Inventory consists of photosensitive materials, lenses, laser protection film and finished eyewear, and is comprised of the following:

	As of December 31,
	2022	2021
Raw materials	$490,077	$196,868
Supplies	11,345	8,886
Work in process	51,589	30,636
Finished goods	42,058	29,328
Inventory provision	(127,042)	—
Total inventory	$468,027	$265,718

We have a contract with a primary raw material supplier which outlines certain restrictions for use of the associated materials. Raw material inventory as at December 31, 2022 includes $0.4 million (2021 - $Nil) that is restricted.

We have expensed nominal amount of restricted raw materials inventory to research and development expense during the year ended December 31, 2022 (2021 - $0.2 million).

During the year ended December 31, 2022, the Company recognized $0.8 million (2021 - $0.2 million) of inventory in cost of goods sold in the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2022, the Company recorded write-downs related to inventory in costs of goods sold of $0.1 million, related to inventory deemed to be obsolete in comparison to nil in 2021.

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2022	2021
Prepaid expenses	$2,835,660	$1,262,112
Other current assets	365,583	683,044
Taxes receivable	4,000,856	1,506,211
Total prepaid expenses and other current assets	$7,202,099	$3,451,367

9. Property, plant and equipment, net

Property, plant and equipment consist of the following:

		As of December 31,
	Useful life	2022	2021
	(years)
Land	N/A	$439,309	$469,317
Building	25	5,063,091	5,509,403
Computer equipment	3-5	775,736	262,320
Computer software	1	606,729	277,717
Manufacturing equipment	2-5	22,701,761	17,762,405
Office furniture	5-7	660,549	525,961
Leasehold improvements	2	2,172,134	236,251
Enterprise Resource Planning software	5	197,648	211,149
Assets under construction	N/A	20,337,338	8,872,695
		52,954,295	34,127,218
Accumulated depreciation and impairment		(10,279,596)	(7,109,104)
		$42,674,699	$27,018,114

Depreciation expense was $3.6 million and $1.8 million for the year ended December 31, 2022 and 2021, respectively.

Impairment expense was $0.1 million and $0.3 million for the year ended December 31, 2022 and 2021, respectively.

Land and building were acquired as part of the Nanotech acquisition.

Manufacturing equipment additions include roll-to-roll manufacturing equipment for the NANOWEB® pilot scale production line at our facility in Pleasanton, California.

Assets under construction include $18.4 million in costs related to ongoing construction work at the Highfield Park and the Thurso facility as well as $1.9 million of equipment in transit.

Property, plant and equipment is pledged as security under a General Security Agreement (a “GSA”) signed in favor of the Royal Bank of Canada (“RBC”) on July 14, 2014, which is related to the Company’s corporate bank account and credit card and includes all property, plant and equipment and intangible assets.

10. Intangible Assets and Goodwill

Intangibles

Intangibles consist of the following:

		As of December 31,
	Useful life	2022	2021
	(years)
Patents	5-10	$42,111,143	$7,839,182
Trademarks		124,845	132,636
Developed technology	20	13,976,668	14,931,377
Customer contract	5	9,598,348	10,253,983
		65,811,004	33,157,178
Accumulated amortization and impairment		(9,497,687)	(4,185,354)
		$56,313,317	$28,971,824

Amortization expense was $5.7 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively.

Developed technology and customer contract represent the acquired intangibles as part of the Nanotech acquisition in late 2021.

During the year ended December 31, 2022, we recognized patent additions of $12.6 million in acquired patents as part of the PAL acquisition and $23.3 million in acquired patents as part of the Optodot acquisition. These amounts remain subject to change as the purchase price allocations for the associated business combination accounting remains provisional See Note 4.

Goodwill

Goodwill at December 31, 2021	$240,376,634
Additions from business combination	42,343,552
Purchase price Allocation adjustments	1,446,639
Effect of foreign exchange on goodwill	(2,418,359)
Goodwill at December 31, 2022	$281,748,466

We perform the annual impairment test for goodwill at year-end, by comparing the reporting unit’s fair value to its carrying amount, including goodwill, as of December 31, 2022, using the market approach to determine fair value. All goodwill has been allocated to one reporting unit. As the reporting unit’s fair value exceeded its carrying amount, we determined that goodwill was not impaired. The key assumption used to calculate the recoverable amount of goodwill as of December 31, 2022 was our share price.

11. Long-term debt

	As of December 31,
	2022	2021
ACOA Business Development Program (“BDP”) 2012 interest-free loan with a maximum contribution of CA$500,000, repayable in monthly repayments commencing October 1, 2015, of CA$5,952 until June 1, 2023. Loan repayments were temporarily paused effective April 1, 2020, until January 1, 2021, as a result of the COVID-19 outbreak. As of December 31, 2022, the amount of principle drawn down on the loan, net of repayments is CA$ 35,714.29 (2021 - CA$ 107,142.86).	$25,880	$80,390
ACOA Atlantic Innovation Fund (“AIF”) 2015 interest-free loan with a maximum contribution of CA$ 3,000,000. Annual repayments, commencing June 1, 2021, are calculated as a percentage of gross revenue for the preceding fiscal year, at Nil when gross revenues are less than CA$1,000,000, 5% when gross revenues are less than CA$10,000,000, and greater than CA$1,000,000, and CA$500,000 plus 1% of gross revenues when gross revenues are greater than CA$10,000,000. As of December 31, 2022, the amount or principal drawn down on the loan, net of repayments, is CA$,2661,293 (2021 - CA$ 2,924,615).	1,449,493	1,666,764
ACOA BDP 2018 interest-free loan with a maximum contribution of CA$3,000,000, repayable in monthly repayments commencing June 1, 2021, of CA$31,250 until May 1, 2029. As of December 31, 2022, the amount of principal drawn down on the loan, net of repayments, is CA$2,406,250 (2021 - CA$2,781,250).	1,136,556	1,319,130
ACOA PBS 2019 interest-free loan with a maximum contribution of CA$100,000, repayable in monthly repayments commencing June 1, 2021, of CA$1,400 until May 1, 2027. As of September 30, 2022, the amount of principal drawn down on the loan, net of repayments, is CA$73,611. (2021 - CA$90,278).	34,750	42,011
ACOA Regional Relief and Recovery Fund (“RRRF”) 2020 interest-free loan with a maximum contribution of CA$390,000, repayable on monthly repayments commencing April 1, 2023 of CA$11,000 until April 1, 2026. As at December 31, 2022, the amount of principle drawn down on the loan is CA$390,000 (2020 - CA$390,000).	159,642	120,154
Economic Development Agency of Canada for the Regions of Quebec (EDC) 2022 interest-free loan with a maximum contribution of CA$2,000,000 (CA$1,000,000 for building renovations and CA$1,000,000 for acquisition of equipment for Nanotech). Repayable in 60 monthly installments of CA$ 24,236, with the first repayment due Dec 31, 2025. As of December 31, 2022, the amount of principal drawn down of this funding was CA$1,454,167 with CA$1,012,569, treated as a loan and CA$441,598, treated as Deferred government assistance (See Note 19).	747,634	—
	3,553,955	3,228,449
Less: current portion	483,226	491,278
	$3,070,729	$2,737,171

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

3 A portion of the ACOA BDP 2018 loan was used to finance the acquisition and construction of manufacturing equipment resulting in $425,872 was recorded as deferred government assistance, which is being amortized over the useful life of the associated equipment. We recorded amortization expense of $3,047 and $145,739 for the years ended December 31, 2022 and 2021, respectively, as government assistance in the consolidated statements of operations and comprehensive loss.

12. Capital stock

Common stock

Authorized: 1,000,000,000 common shares, $0.001 par value.

All references to numbers of common shares and amounts in the consolidated statements of changes in stockholder’s equity and in the notes to the consolidated financial statements have been retroactively restated to reflect as if the Torchlight RTO had taken place as of the beginning of the earliest period presented.

•
The number of common shares issued pre-Torchlight RTO have been multiplied by the 1.845 Torchlight conversion ratio.
•
The amounts of common shares issued pre-Torchlight RTO were calculated by multiplying the number of shares by 0.001 and the 1.845 Torchlight conversion ratio and the difference were recognized in additional paid in capital.

During the year ended December 31, 2022, 1,988,629 warrants were exercised to purchase 1,623,700 common shares where most warrant holders elected cashless exercise and consequently, the difference of 364,929 shares was withheld to cover the exercise cost.

During the year ended December 31, 2022, 1,688,538 stock options were exercised to purchase an equal number of common shares. In addition, 673,944 restricted stock units ("RSUs") have vested and settled into 658,538 common shares. The difference of 15,406 RSUs were withheld to cover the tax obligation from certain employees.

During the year ended December 31, 2022, we issued 9,677,419 common stock as consideration in relation to the PAL acquisition and 26,766,265 as consideration in relation to the Optodot acquisition (note 4).

During the year ended December 31, 2022, we issued 223,052 common shares at $1.87 as a compensation to a service provider in relation to the Optodot acquisition.

During the year ended December 31, 2021, we converted unsecured convertible promissory notes of $23,656,365, secured convertible debentures of $22,118,782, and unsecured convertible debentures of $5,769,475 into common stock. We remeasured the financial liabilities at fair value as of respective conversion dates and recognized a non-cash realized loss of $39,486,830. We subsequently reclassified the remeasured liabilities into equity and recognized $39,652 in common stock and $51,504,970 in additional paid in capital. The number of shares issued was calculated as the total outstanding principal and interest of each liability divided by the conversion price stated in each respective instrument’s agreement.

During the year ended December 31, 2021, we converted long-term debt of $221,843 and due to related party of $225,986 into common stock. We recorded the common stock issued at fair value using our share price at the time of conversion. We recognized $276 in common stock and $447,553 in additional paid in capital. The resulting net loss calculated as the difference between the fair value of common stock and the carrying value of the liabilities of $19,330 was recorded in other income in the consolidated statements of operations and comprehensive loss. The number of shares issued was calculated as the total outstanding principal and interest of each liability multiplied by the agreed upon conversion price.

During the year ended December 31, 2021, we issued 286,292 common shares at CA$0.58 per share as compensation in exchange for a fairness opinion obtained with respect to the Torchlight RTO. We paid CA$90,000 in cash in 2020 and agreed to settle the remaining CA$90,000 in common stock. We recognized the share-based payment in trade and other payables in 2020 until the shares were issued in 2021.

During the year ended December 31, 2021, and pursuant to the Torchlight RTO, we recognized $369,631,002 in equity as the fair value of 82,813,994 common shares that were deemed to have been issued to Torchlight as part of the Torchlight RTO (note 4).

During the year ended December 31, 2021, we issued 148,368 common shares as stock-based compensation at $3.37 per share to a service provider. The total amount of $500,000 was recorded as prepaid expenses and is being amortized over the period of service.

During the year ended December 31, 2021, we issued 125,000 common shares as stock-based compensation at $5.27 per share for a total of $658,750 as partial compensation for a fairness opinion obtained with respect to the Nanotech acquisition. We paid the remaining $511,406 in cash.

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

The warrants became exercisable six months after the date of issuance, expire five and a half years from the date of issuance and have an exercise price of $1.75 per share of common stock. We have evaluated the warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. We have concluded that the warrants are considered indexed to our common shares and as such they have been classified as equity.

On November 9, 2022, we filed a registration statement (File No. 333-268282) on form S-3 allowing us to issue securities with aggregate offering price not to exceed $250 million. This registration statement was declared effective by the SEC on November 18, 2022.

As of December 31, 2022, no shares of our common stock have been sold under this registration statement.

Warrants

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

The following table summarizes the changes in warrants of the Company:

	Year ended December 31,
	2022		2021
	Number of		Number of
	warrants	Amount	warrants [1]	Amount [1]
Balance, beginning of year	5,278,846	$6,959,800	3,144,272	$419,027
Issued	37,337,039	18,714,297	2,153,500	3,831,124
Exercised	(1,988,629)	(253,741)	(449,306)	(64,130)
Expired	(706,337)	(101,163)	—	—
Fair value of deemed issuance to Torchlight	—	—	430,380	2,773,779
Balance, end of year	39,920,919	$25,319,193	5,278,846	$6,959,800

1 All references to numbers of warrants have been retroactively restated to reflect as if Torchlight RTO had taken place as of the beginning of the earliest period presented. The numbers of warrants issued pre-CPM RTO have been divided by 2, multiplied by the 2.75 CPM conversion ratio and the 1.845 Torchlight conversion ratio. There were no warrants issued post CPM RTO except for Torchlight warrants. All references to numbers of broker warrants have been retroactively restated to reflect as if Torchlight RTO had taken place as of the beginning of the earliest period presented. The numbers of broker warrants issued pre-CPM RTO have been multiplied by the 2.75 CPM conversion ratio and the 1.845 Torchlight conversion ratio. There were no broker warrants issued post CPM RTO.

During the year ended December 31, 2022, we granted 300,000 five-year warrants to purchase common stock to external consultants as stock-based compensation. The warrants have an exercise price of $1.18 per share, based on the closing price of our common stock on May 10, 2022.

On June 27, 2022, we issued 37,037,039 warrants which are exercisable six months after the date of issuance, expire five and a half years from the date of issuance and have an exercise price of $1.75 per share of common stock as part of the registered direct offering.

During the year ended December 31, 2021, we granted 2,153,500 five-year warrants to purchase common stock to external consultants as stock-based compensation.

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

The fair value of warrants and broker warrants that were issued and estimated using the Black-Scholes option pricing model have the following inputs and assumptions:

	Year ended December 31,
	2022	2021
Weighted average grant date fair value	0.53	3.73
Weighted average expected volatility	89%	91%
Weighted average risk-free interest rate	3.18%	0.87%
Weighted average dividend yield	0.00%	0.00%
Weighted average forfeiture rate	0.00%	0.00%
Weighted average term of warrants	5 years	4.36 years

The fair value of warrants that were issued and estimated using the Monte Carlo Simulation have the following inputs and assumptions:

Year ended December 31,
2021
Weighted average risk-free interest rate	0.42%
Weighted average expected volatility	80.00%
Weighted average term of warrants	5 years

13. Stock-based payments

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

On March 28, 2013, we implemented a Deferred Stock Unit (DSU) Plan for its directors, employees and officers. Directors, employees and officers are granted DSUs of the Company with immediate vesting as a form of compensation. Each unit is convertible at the option of the holder into one common share of the Company. Eligible individuals are entitled to receive all DSUs (including dividends and other adjustments) no later than December 1st of the first calendar year commencing after the time of termination of their services.

The following table summarizes the change in DSUs of the Company:

	Number of DSUs (#) [1]	Weighted Average grant date fair value
Outstanding, December 31, 2020	3,455,224	$0.08
Granted	191,802	2.70
Outstanding, December 31, 2021	3,647,026	$0.22
Granted	263,160	1.71
Outstanding, December 31, 2022	3,910,186	$0.32

1 All references to numbers of DSUs have been retroactively restated to reflect as if the Torchlight RTO had taken place as of the beginning of the earliest period presented. The numbers of DSUs issued pre-CPM RTO have been multiplied by the 2.75 CPM conversion ratio and the 1.845 Torchlight conversion ratio.

As of December 31, 2022, there was $Nil unrecognized compensation cost related to unvested DSUs.

RSU Plan

Each RSU unit is convertible at the option of the holder into one common share of the Company upon meeting the vesting conditions.

Total stock-based compensation expense related to RSUs included in the consolidated statements of operations was as follows:

	Year ended December 31,
	2022	2021
Cost of sales	$544,468	$—
Selling & marketing	376,449	—
General & administrative	1,631,995	517,869
Research & development	2,101,035	—
	$4,653,947	$517,869

As of December 31, 2022, the unrecognized compensation cost related to unvested RSUs was $5,723,616 (2021 - $Nil). This cost will be recognized over the next four years.

The following table summarizes the change in outstanding RSUs:

	Number of RSUs #	Weighted Average grant date fair value
Outstanding, December 31, 2020	—	$—
Granted	300,000	6.43
Outstanding, December 31, 2021	300,000	$6.43
Granted	7,207,261	1.45
Forfeited	(326,395)	1.60
Vested and settled	(673,944)	1.15
Outstanding, December 31, 2022	6,506,922	$1.71

Vested but not yet settled, December 31, 2022	482,486	$4.47

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

Total stock-based compensation expense included in the consolidated statements of operations was as follows:

	Year ended December 31,
	2022	2021
Selling & marketing	$195,041	$34,735
General & administrative	5,930,518	544,530
Research & development	2,490,979	479,715
	$8,616,538	$1,058,980

As of December 31, 2022, the unrecognized compensation cost related to unvested stock options was $4,133,287 (2021 - $493,577). This cost will be recognized over the next four years.

The following table summarizes the change in outstanding stock options of the Company:

		Average	Average
		exercise	exercise
		price per	remaining	Aggregate
	Number of options # [1]	stock option	contractual term (years)	intrinsic value
Outstanding, December 31, 2020	24,477,507	$0.33	8.36	$688,952
Exercised	(4,486,965)	0.36
Forfeited	(85,901)	0.34
Fair value of deemed issuance to Torchlight	1,500,000	2.22
Outstanding, December 31, 2021	21,404,641	$0.46	7.34	$56,924,556
Granted	14,318,993	1.41
Exercised	(1,688,538)	0.27
Forfeited	(440,052)	1.02
Outstanding, December 31, 2022	33,595,044	$0.80	9.31	$17,611,251

Exercisable, December 31, 2022	24,327,577	$0.71	8.23	$14,917,424

Below is a summary of the outstanding options as of December 31, 2022 and December 31, 2021:

	As of December 31,
	2022		2021
Range of exercise price	Number outstanding #	Number exercisable #	Number outstanding # [1]	Number exercisable # [1]
$0.12 - $0.27	18,128,657	15,549,318	19,954,641	11,781,030
$0.89 - $1.00	2,984,668	1,822,394	375,000	325,000
$1.17 - $1.26	2,782,704	932,082	—	—
$1.31 - $1.58	6,729,904	3,054,672	—	—
$1.97 - 2.00	2,969,111	2,969,111	1,075,000	1,125,000
	33,595,044	24,327,577	21,404,641	13,231,030

The fair value of options granted was estimated at the grant date using the following weighted-average assumptions:

	Year ended December 31,
	2022	2021
Weighted average Grant date fair value	0.81	6.27
Weighted average expected volatility	81%	84%
Weighted average risk-free interest rate	2.56%	0.73%
Weighted average expected life of the options	4.19 years	1 year

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

14. Income taxes

Loss before income taxes was as follows:

	Year ended December 31,
	2022	2021
Local	$(58,490,568)	$(30,552,839)
Foreign	(26,445,816)	(61,296,485)
Loss before income taxes	$(84,936,384)	$(91,849,324)

Income tax provision was as follows:

	Year ended December 31,
	2022	2021
Current tax expense:
Local	$1,256	$800
Foreign	—	—
Current tax expense	1,256	800
Deferred tax benefit:
Local	(4,893,000)	—
Foreign	(942,416)	(852,863)
Deferred tax benefit	(5,835,416)	(852,863)
Income tax recovery	$(5,834,160)	$(852,063)

We have determined the deferred tax position in accordance with ASC Topic 740, Income Taxes, resulting in recognition of deferred tax liabilities for future reversing of taxable temporary differences primarily for intangible assets. This resulted mainly in a preliminary net deferred tax liability of $4.9 million from the Optodot acquisition, which includes the carryover basis of historical recognized deferred tax assets, liabilities and valuation allowance. The net deferred tax liabilities allowed us to utilize certain previously fully reserved deferred tax assets. Accordingly, we recognized a reduction to our valuation allowance resulting in a net tax benefit of $4.9 million for the year ended December 31, 2022.

The income tax provision differs from the amount computed by applying the federal income tax rate of 21% for 2021 (2020 - 21%) to the loss before income taxes as a result of the following differences:

	Year ended December 31,
	2022	2021
Tax computed at federal statutory rate	$(17,836,641)	$(19,288,357)
State income taxes, net of federal benefit	(1,428,381)	(1,075,114)
Capital loss	(7,192,458)	—
Share-based compensation	—	2,289,214
Unrealized loss on Fair Value Through Profit and Loss liabilities	—	11,752,697
Other permanent items	(3,750,116)	(114,799)
Foreign currency and other	185,860	929,664
Research and development credit	(319,137)	—
Foreign rate differential	(1,484,069)	(4,889,797)
Provision to return	1,595,074	—
Deferred true-ups	1,525,095	—
Change in valuation allowance	22,870,613	9,544,429
Income tax recovery	$(5,834,160)	$(852,063)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2022	2021
Deferred tax assets
Non-capital losses	$30,527,370	$25,110,497
Capital loss carryforward	7,228,389	—
Stock-based compensation	5,718,562	—
Allowance for doubtful accounts	4,609,247	—
Research and development tax credits	2,824,760	1,972,694
Research and development expense capitalization	2,198,314	—
Reserves and other accruals	1,144,703	—
Operating lease right-of-use assets	808,717	—
Intangible assets	72,895	69,964
Other assets	37,426	46,725
Total gross deferred tax assets	55,170,383	27,199,880
Less: valuation allowance	(41,688,855)	(18,659,901)
	13,481,528	8,539,979
Deferred tax liabilities
Intangible assets	(12,355,386)	(6,276,390)
Property, plant and equipment	(2,791,147)	(2,226,741)
Long-term operating lease liabilities	(1,234,015)	—
Long-term debt	(189,260)	(251,646)
Funding obligation	(112,974)	(109,681)
Other liabilities	(52,731)	—
	(16,735,513)	(8,864,458)
Net deferred tax liability	$(3,253,985)	$(324,479)

At December 31, 2022, we have a net operating loss carryforward (“NOLs”) of approximately $111.4 million (2021: $91.3 million) that can be used to offset future taxable income, and such NOLs, as well as timing differences from certain financial instruments, result in a gross deferred tax asset of approximately $55.2 million (2021: $27.2 million). These NOLs begin to expire in 2028.

In evaluating its valuation allowance, we consider all available positive and negative evidence, including projected future taxable income and recent financial performance. Due to uncertainty with respect to the ultimate realizability of these deferred tax assets, we have recorded a valuation allowance of approximately $41.7 million at December 31, 2022, (2021: $18.7 million) against our deferred tax assets.

15. Net loss per share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented:

	Year ended December 31,
	2022	2021
Numerator:
Net loss	$(79,102,224)	$(90,997,261)
Denominator:
Weighted-average shares, basic	328,350,452	232,898,398
Weighted-average shares, diluted	328,350,452	232,898,398
Net loss per share
Basic	(0.24)	(0.39)
Diluted	(0.24)	(0.39)

The following potentially dilutive shares were not included in the calculation of diluted shares above as the effect would have been anti-dilutive:

	As of December 31,
	2022	2021
Options	33,595,044	21,404,641
Warrants	39,920,919	5,278,846
RSUs	6,506,922	300,000
DSUs	3,910,186	3,647,026
	83,933,071	30,630,513

16. Additional cash flow information

The net changes in operating assets and liabilities consist of the following:

	As of December 31,
	2022	2021
Grants receivable	$172,765	$149,798
Inventory	(319,116)	325,657
Accounts and other receivables	287,320	(880,613)
Prepaid expenses and other current assets	(4,799,174)	(2,100,370)
Trade payables	5,410,515	6,906,375
Due to related party	(108,102)	(78,940)
Operating lease Right-of-use Asset	(231)	1,018,691
Operating lease liabilities	(997,067)	(688,183)
	$(353,090)	$4,652,415

17. Fair value measurements

We use a fair value hierarchy, based on the relative objectivity of inputs used to measure fair value, with Level 1 representing inputs with the highest level of objectivity and Level 3 representing the lowest level of objectivity.

The fair values of cash and cash equivalents, restricted cash, short-term investments, grants and accounts receivable, due from related parties and trade and other payables approximate their carrying values due to the short-term nature of these instruments. The current portion of long-term debt has been included in the below table.

The fair value of our note receivable from Next Bridge is classified at Level 3 in the fair value hierarchy. See Note 5 for further details.

The fair values of the funding obligation, operating lease liabilities, and long-term debt would be classified at Level 3 in the fair value hierarchy, as each instrument is estimated based on unobservable inputs including discounted cash flows using the market rate, which is subject to similar risks and maturities with comparable financial instruments as at the reporting date.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

	2022		2021
Financial liability	Carrying value	Fair value	Carrying value	Fair value
Funding obligation	$180,705	$85,411	$268,976	$170,338
Operating lease liabilities	4,342,157	5,666,940	4,370,635	6,149,369
Long-term debt	3,553,955	2,663,460	3,228,449	2,303,648

18. Revenue

We have one operating segment based on how management internally evaluates separate financial information, business activities and management responsibility.

Revenue is disaggregated as follows:

	Year ended December 31,
	2022	2021
Product sales	$1,211,746	$407,915
Contract revenue [1]	8,809,119	3,427,938
Other development revenue	179,302	246,664
Development revenue	8,988,421	3,674,602
	$10,200,167	$4,082,517

[1] A portion of contract revenue represents previously recorded deferred revenue that was recognized as revenue after satisfaction of performance obligations either through passage of time or after completion of specific performance milestones. Refer to note 19 for outstanding contracts.

Customer concentration

A significant amount of our revenue is derived from contracts with major customers. For the years ended December 31, 2022 and December 31, 2021, revenue from one customer (a G10 central bank) accounted for $8.6 million or 84% and $1.8 million or 45% respectively of total revenue.

We currently derive a significant portion of our revenue from contract services with a G10 central bank. In 2021, we were awarded a development contract for up to $41.5 million over a period of up to five years, from this same G10 central bank customer. In 2022, we were awarded a $4.3 million purchase order under this contract. These contract services incorporate both nano-optic and optical thin film technologies and are focused on developing authentication features for future banknotes.

19. Deferred revenue

Deferred revenue consists of the following:

	As of December 31,
	2022	2021
Satair A/S-exclusive rights [1]	$575,770	$717,615
Satair A/S-advance against PO [2]	459,539	490,929
LM Aero-MetaSOLAR commercialization [3]	—	92,698
Breakthrough Starshot Foundation [4]	75,000	75,000
Innovate UK-R&D tax credit	—	18,588
Other deferred revenue	100,000	21,910
	1,210,309	1,416,740
Less: current portion	(730,501)	(779,732)
	$479,808	$637,008

[1] On September 18, 2018, we signed an exclusive distribution agreement with Satair A/S for a term of 10 years. According to this agreement, the Company grants Satair A/S the exclusive right to sell, market, and distribute eyewear and visor products incorporating metamaterial-based laser protection technology that are developed or manufactured by the Company for use in aviation, military, and defense. On September 13, 2018, we received a fee of $1,000,000 for the exclusive distribution rights granted under this agreement and the payment was recognized as deferred revenue on the consolidated balance sheets. It will be accounted as development revenue over a period of 8 years and no repayment of the $1,000,000 is required if the contract termination is after the 8th anniversary of the effective date. During the year ended December 31, 2022, we have recognized $99,629 (2021: $102,269) as development revenue related to this agreement.

[2] On July 20, 2018, we received a purchase order for MetaVisor (eyewear/eye protection) from Satair A/S for $2,000,000. On November 7, 2018, we received a partial advance payment of $500,000 against this purchase order. We have set up a guarantee/standby letter of credit with RBC. In the event we fail to deliver the product as per the contract or refuse to accept the return of the product as per the buyback clause of the contract or fails to repay the advance payment in accordance with the conditions of the agreement signed with Satair on September 18, 2018, Satair shall draw from the letter of credit with RBC. As at December 31, 2022, no amount has been drawn from the letter of credit with RBC. Refer to note 26 for information regarding the letter of credit.

[3] On April 26, 2017, we received $4,150,000 from Lockheed Martin Aeronautics Corporation (“LM Aero”) in relation to the Offset Project Agreement (“OPA”). The purpose of the OPA was to document the agreement between LM Aero and the Company with respect to our planned growth through R&D and commercialization activities using the MetaSOLAR technology as well as the contribution that LM Aero made to us in return for our effective assistance in obtaining credit arising from the project as set forth in the OPA. We have set up an irrevocable standby letter of credit with RBC. In the event we fail to meet the obligations under the OPA, LM Aero shall draw from the letter of credit with RBC. The performance obligations for the milestone are satisfied through-out the period. During the year ended December 31, 2022, we have recognized $93,000 (2021: $562,531) as development revenue related to this agreement.

[4] On March 1, 2020, we entered into a research agreement with Breakthrough Starshot Foundation LLC under the project “Lightsail” for $150,000. We received $75,000 on March 6, 2020 which has been recorded as part of deferred revenue.

20. Deferred government assistance

a) Grants receivable

	As of December 31,
	2022	2021
ACOA-PBS [1]	$—	$8,069
Co-Op wage subsidy [2]	—	7,318
Canada Emergency Wage Subsidy [3]	—	122,940
Innovate UK – Diabet [4]	—	13,790
NSBI - Export development program [5]	—	23,663
	$—	$175,780

[1]

On November 21, 2018, ACOA approved two non-repayable contribution of $37,679 each to the Company under Business Development Program – Productivity and Business skills (“PBS”) for the cost to create product and commercialization strategies.

[2]

During 2021, we applied for and received grants related to co-op students and recent graduates under the Nova Scotia Co-Op Subsidy, Graduate To Opportunity Program ("GTO") and Venture for Canada program ("VFC").

[3]

During 2021, we received the 2020 outstanding balance of $233,446 as well as recognized $443,494 government assistance from Canada Emergency Wage subsidy ("CEWS") as other income in the consolidated statements of operations and comprehensive loss, of which $321,547 has been received.

[4]

On February 13, 2019, Innovate UK approved a grant to MediWise for the project “Diabet – Innovate wrist device for high accuracy non-invasive blood glucose monitoring”. During 2022, we received $nil (2021: $132,288) in relation to the grant and in recognized government assistance of $nil (2021: $110,125) as other income in the consolidated statements of operations and comprehensive loss.

[5]	On December 15, 2021, we applied for NSBI - Export development program and recognized $23,663 as other income in the consolidated statements of operations and comprehensive loss.

b) Deferred government assistance

	As of December 31,
	2022	2021
SDTC [1]	$799,490	$846,612
Deferred government assistance [2]	319,017	3,038
	1,118,507	849,650
Less: current portion	(799,490)	(846,612)
	$319,017	$3,038

[1]

On May 15, 2018, we entered into an agreement with the Canada Foundation for Sustainable Development Technology Canada (“SDTC”) for $4.2 million. The contribution provides funding for eligible costs incurred relating to the further development and demonstration of technology related to solar cells in connection with the project entitled “Enabling solar flight a testing ground for lightweight and efficient solar panels”. On March 30, 2021, we have received an additional 5% contribution from SDTC of $0.2 million. During the year ended December 31, 2022, we have recognized $Nil (2021: $0.2 million) as government assistance in the consolidated statements of operations and comprehensive loss.

[2]

On November 10, 2022, we entered into an agreement with the Economic Development Agency of Canada for the Regions of Quebec (“EDC”) for $1.5 million. The contribution provides funding for eligible costs incurred relating to improvement of the Thurso facilities and the acquisition of digital production equipment. On December 20, 2022, we have received approximately $1.1 million of the total contribution and as of December 31, 2022 we have recognized $0.4 million in deferred government assistance. During the year ended December 31, 2022, we have recognized $Nil (2021: $Nil) as government assistance in the consolidated statements of operations and comprehensive loss.

c) Government assistance recognized in the consolidated statements of operations and comprehensive loss

	Year ended December 31,
	2022	2021
Innovative UK	$—	$161,990
Payroll subsidies	77,075	741,322
Amortization of deferred government assistance	3,047	145,739
R&D tax credit	138,410	—
Fair value gain on initial recognition of ACOA loans	—	236,021
SDTC	—	448,894
	$218,532	$1,733,966

21. Interest expense, net

	Year ended December 31,
	2022	2021
Non-cash interest accretion	$(403,317)	$(904,925)
Interest & bank charges	133,518	(220,460)
Interest income	95,565	18,940
	$(174,234)	$(1,106,445)

22. Loss on financial instruments, net

	Year ended December 31,
	2022	2021
Loss on unsecured convertible promissory notes – Bridge loan	$—	$(19,163,417)
Loss on unsecured convertible promissory notes – Torchlight notes	—	(343,197)
Loss on secured convertible debentures	—	(16,957,029)
Loss on unsecured convertible debentures	—	(4,076,448)
	$—	$(40,540,091)

No loss on financial instruments for the years ending December 31, 2022 and December 31, 2021 represent non-cash losses resulting from remeasurement of the fair value of convertible financial liabilities at each balance sheet date or on conversion date using the fair value option.

Each of the above referenced promissory notes and debentures included a conversion feature, exercisable at the option of the debt holder. For accounting purposes, each of these conversion features is an embedded derivative in the note or debenture. We elected to account for fluctuations in (a) the value of the liabilities driven by interest rate volatility and our credit risk and (b) the embedded derivatives driven by fluctuations in the Company’s common stock share price using a method known as Fair Value option. This accounting method calls for the Company to measure the fair value of the convertible financial liabilities at each balance sheet date and to record any fluctuations in the values that as non-cash adjustments relating to instrument specific credit risk in the other comprehensive income and non-cash adjustments relating to other factors in the statements of operations. If, as in the case of the liabilities described above, the debt is converted, the valuations and any adjustments are to be recorded as of the date of such conversion.

The Fair Value option also provides that the total revaluation adjustment be recorded in Common Stock and additional paid in capital thus having no impact on stockholders' equity despite the recording of the loss in the statement of operations.

23. Other expenses, net

	Year ended December 31,
	2022	2021
O&G assets maintenance cost [1]	$(3,859,851)	$(14,155,851)
Government Assistance (note 20)	218,532	1,733,966
Other income	72,038	8,850
Fair value gain on long-term debt	56,185	2,278
Fair value gain on funding obligation (note 24)	79,339	471,689
	$(3,433,757)	$(11,939,068)

[1]

We incurred costs in relation to certain drilling activity carried out at its Oil and Gas properties, to remain in compliance with all aspects of our lease obligations and to satisfy the Continuous Drilling Clause ("CDC") with University Lands.

Subsequent to December 14, 2022, these oil and gas assets, and the associated lease obligations, are no longer owned by us, as they formed part of the net assets deconsolidated as part of the Next Bridge spin-off (see note 5).

24. Funding obligation

	As of December 31,
	2022	2021
Outstanding obligation [1]	$959,835	$1,025,398
Fair value of interest-free component [2]	(852,573)	(855,060)
Principal adjusted for interest-free component	107,262	170,338
Accumulated non-cash interest accretion	73,443	98,638
Carrying amount	180,705	268,976
Less current portion	—	—
	$180,705	$268,976

[1]

In June 2019, we entered into a statement of work (“SOW”) with a third party for the purchase of manufacturing equipment. The SOW was initiated based on the Industrial and Regional Benefits general investment funding between the third party and the Government of Canada. We received the funds in two tranches after achieving two milestones as per the SOW. The funds are repayable, commencing three years from date of receipt, based on 10% of revenue from the sale of holographic film that is produced using the related manufacturing equipment paid for under this funding obligation.

In June 2019, we achieved the first milestone and received CA$325,000 and in October 2019, we achieved the second milestone and received CA$975,000. We have not sold holographic film related to this SOW to date.

[2]

The amounts received under the agreement have been recorded at fair value by applying the effective interest rate method on the dates the funding was received, using an estimated market interest rate of 15%. During the year ended December 31, 2021, we elected to bring the market interest rate to current rates and increased it to 19.17%. Following management discussions, the revenue generation ability from the manufacturing equipment bought under the funding obligation was reduced, resulting in a longer repayment period. The combination of these two changes prompted us to recognize a gain of $79,339 for the year ended December 31, 2022 (2021, $471,004) in the consolidated statements of operations and comprehensive loss.

25. Leases

We lease properties in USA, Canada, United Kingdom, and Greece for production, research and development and administration.

Total operating lease expense included in the consolidated statements of operations and comprehensive loss is as follows:

	Year ended December 31,
	2022	2021
Operating lease expense	$2,057,157	$546,197
Short term lease expense	584,645	229,475
Variable and other lease expense	263,500	92,862
Total	$2,905,302	$868,534

We completed our evaluation of the provisions of ASC 842 "Leases" and elected the practical expedient to not capitalize any leases with initial terms of less than twelve months on our balance sheet and include them as short-term lease expense in the consolidated statements of operations and comprehensive loss.

Future minimum payments under non-cancelable operating lease obligations were as follows as of December 31, 2022:

2023	$1,261,249
2024	1,263,455
2025	1,153,305
2026	994,967
Thereafter	2,892,472
Total minimum lease payments	7,565,448
Less: interest	(3,223,291)
Present value of net minimum lease payments	4,342,157
Less: current portion of lease liabilities	(967,126)
Total long-term lease liabilities	$3,375,031

Supplemental balance sheet information related to leases is as follows:

	Year ended December 31,
	2022	2021
Weighted Average Remaining Lease Term	5 years	5 years
Weighted Average Discount Rate	17.17%	17.85%

26. Commitments and contingencies

Legal Matters

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

Securities Class Action

On January 3, 2022, a putative securities class action lawsuit was filed in the U.S. District Court for the Eastern District of New York captioned Maltagliati v. Meta Materials Inc., et al., No. 1:21-cv-07203, against us, our Chief Executive Officer, our Chief Financial Officer, Torchlight’s former Chairman of the Board of Directors, and Torchlight’s former Chief Executive Officer. On January 26, 2022, a similar putative securities class action lawsuit was filed in the U.S. District Court for the Eastern District of New York captioned McMillan v. Meta Materials Inc., et al., No. 1:22-cv-00463. The McMillan complaint names the same defendants and asserts the same claims on behalf of the same purported class as the Maltagliati complaint. The complaints, purportedly brought on behalf of all purchasers of our publicly traded securities from September 21, 2020 through and including December 14, 2021, assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) arising primarily from a short-seller report and statements related to our business combination with Torchlight. The complaints seek unspecified compensatory damages and reasonable costs and expenses, including attorneys’ fees. On July 15, 2022, the Court consolidated these actions under the caption In re Meta Materials Inc. Securities Litigation, No. 1:21-cv-07203, appointed lead plaintiffs and approved the lead plaintiffs’ selection of lead counsel. Lead plaintiffs filed a consolidated complaint on August 29, 2022. We moved to dismiss that complaint on October 13, 2022. The motion was fully briefed on January 12, 2023. The Court held a hearing on the motion to dismiss on February 27, 2023 and took the motion under submission.

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

Contractual Commitments and Purchase Obligations

a)
During 2018, we arranged a guarantee/standby letter of credit with RBC in favor of Satair A/S for $500,000 in relation to an advance payment received. In the event we fail to deliver the product as per the contract or refuse to accept the return of the product as per the buyback clause of the contract or fails to repay the advance payment in accordance with the conditions of the agreement signed with Satair on September 18, 2018, Satair shall draw from the letter of credit with RBC. Borrowings from the letter of credit with RBC are repayable on demand. The letter of credit from RBC is secured by a performance security guarantee cover issued by Export Development of Canada. Further, this guarantee/standby letter of credit expires on October 5, 2023. As of December 31, 2022, no amount has been drawn from the letter of credit with RBC.
b)
On December 8, 2016, we entered into a cooperation agreement with a large aircraft manufacturer to co-develop laser protection filters for space and aeronautical civil and military applications, metaAIR®, and support the setup of manufacturing facilities for product certification and development. The cooperation agreement includes financial support provided to us in the form of non-recurring engineering costs of up to $4 million to be released upon agreement of technical milestones in exchange for a royalty fee due by us on gross profit after sales and distribution costs. The total royalty fee to be paid may be adjusted based on the timing of our sales and the amount ultimately paid to us by this large aircraft manufacturer to support the development.
c)
Certain nano-optic products are subject to a 3% sales royalty in favor of Simon Fraser University (“SFU”) where certain elements of the nano-optic technology originated. Royalties were $1,575 during the twelve months ended December 31, 2022 (2021 - nil). In 2014, the Company's wholly owned subsidiary, Nanotech, prepaid royalties that would offset against future royalties owed as part of the transfer of the intellectual property from SFU, of which $195,441 remains prepaid as at December 31, 2022 (December 31, 2021 - $197,016).
d)
Product revenue associated with six patents acquired by Nanotech is subject to royalties. We agreed to share 10% of any revenues related to the patents received from a specific customer for a period of two years and ongoing royalties of 3% to 6% on other revenues derived from the patents for a period of five years. There were no royalties during the year ended December 31, 2022.
e)
On September 1, 2022, we entered into an operating lease agreement for the space of approximately 11,642 Square Footage for an office in a building located in Columbia, Maryland, USA. This was not recognized as an operating lease in 2022, as we have not yet occupied premises as of December 31, 2022, due to ongoing construction with a lease term of 132 months onwards with an option to renew the lease for an additional 5 years. There are step-up lease payments for each 12-month period from lease commencement, with the first 12 months fully abated.
f)
On October 1, 2022, we entered into an operating lease agreement for the space of approximately 12,655 Square Feet on the 2nd Floor of Building One, in two separate sections: Phase 1: 8,097 Rentable Square Footage; and Phase 2: 4,558 Rentable Square Footage in a commercial building located in Billerica, Massachusetts, USA. This was not recognized as an operating lease in 2022, as we have not yet occupied either premise as of December 31, 2022, due to ongoing renovations. The lease terms are 5 years and 6 months for both spaces commencing from the delivery date in which each space will be made readily available. Lease payments are to commence from the delivery date for each Phase until the end of the lease term with an option to renew the lease for an additional 5 years. Annual Lease payments will be $18.00 per Square Feet in the Lease Year 1, $18.50 per Square Foot in Lease Year 2, $19.00 per Square Foot in Lease Year 3, $19.50 per Square Foot in Lease Year 4, and $20.00 per Square Feet in Lease Year 5
g)
As of December 31, 2022, we have on-going commitments for leases and maintenance contracts as follow:

2023	$267,210
2024	557,747
2025	569,240
2026	583,795
Thereafter	5,207,113
$7,185,105

27. Subsequent events

On February 10, 2023, we entered into a sales agreement (the "ATM Agreement") with an investment bank with the establishment of an “at-the-market” offering program under which we may sell up to an aggregate of $100.0 million of shares of common stock (the “ATM Shares”) from time to time. The sales agents are entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds of each sale of shares of our common stock.

Under the ATM Agreement, we set the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Sales of the ATM Shares, if any, under the ATM Agreement may be made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act.

As of March 20, 2023, we have sold an aggregate of 17,573,969 shares of our common stock pursuant to the ATM Agreement for aggregate gross proceeds of approximately $10.5 million.

Subsequent to December 31, 2022, 1,042,000 stock options were exercised, 1,288,789 RSUs have vested and settled and 39,278 RSUs have been forfeited.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting as described below.

However, giving full consideration to the remaining material weakness, we have concluded that the consolidated financial statements included in the Annual Report on Form 10-K present fairly, in all material respects, our financial position, the results of our operations and our cash flows for each of the periods presented in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed by and under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, our management concluded that internal control over financial reporting was not effective as of December 31, 2022, due to the existence of a material weakness listed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis.

Management has determined that a material weakness in internal control over financial reporting existed at December 31, 2022 due to the existence of the following identified deficiencies:

•
A lack of sufficient accounting personnel with the requisite knowledge of US GAAP and financial reporting requirements of the SEC; and
•
A lack of sufficient segregation of duties in the financial reporting process.

This material weakness resulted in material misstatements which have been corrected, and also in immaterial misstatements, some of which were corrected prior to the release of our consolidated financial statements as of and for the year ended December 31, 2022. This material weakness creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

Plan for Remediation of Material Weakness

Management has been and is continuing to evaluate and strengthen our internal controls over financial reporting to ensure that management can routinely prepare our financial statements under US GAAP, meet the requirements of our independent auditors and remain in compliance with the SEC reporting requirements. These efforts are time consuming and require significant resource investment that we are committed to making.

We are still developing and documenting the full extent of the procedures to implement, and remediate the material weakness described above, however the current remediation plan includes:

•
Identifying and hiring additional key positions necessary to support our initiatives related to internal controls over financial reporting, including but not limited to technical accounting, transactional accounting, and tax accounting.
•
Formalizing segregation of duties structures in the accounting and IT functions.
•
Continuing to use the services of specialized consultants to assist with on-going process improvements and control remediation efforts in targeted accounting, IT, and operations processes.

Changes in Internal Controls

During the year ended December 31, 2022, we have implemented the following remediation steps:

•
Expanded and provided extensive training to the ERP and procurement teams.
•
Hired thrid-party consultants to assist with process improvements and control remediation efforts in targeted accounting, IT and operations processes.
•
We continued to test and improve the design and operating effectiveness of our internal controls, and determine whether remediation plans have been implemented in the deficiency areas.
•
We invested in hiring additional IT resources including a Chief Infomation Officer with appropriate knowledge and expertise to effectively implement internal controls.

Except for the remediation efforts related to the material weakness described above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

On March 25, 2022, our Board of Directors (the “Board”), acting upon a recommendation from our Compensation Committee, approved payment of a cash bonus for George Palikaras, our Chief Executive Officer, of $385,000 based on 85% achievement of his target bonus for the year ended December 31, 2021.

Effective as of February 28, 2022, our Board of Directors voted to promote Kenneth L. Rice to the position of Chief Operating Officer where Mr. Rice retained his duties as Chief Financial Officer as well as assuming management responsibility for Business Development Operations, Manufacturing and Quality Control. In connection with the promotion, the Board approved, effective March 1, 2022, (i) an increase in Mr. Rice annual base salary from $216,000 to $300,000. (ii) an increase in Mr. Rice bonus from 66% to 70%. Mr. Rice was eligible to receive a quarterly bonus up to a target of 70% of his annual base salary where 75% of the bonus to be paid in cash and 25% to be paid in fully vested options.

During 2022, Mr. Rice received $64,350 for his 2021 cash bonus and $106,313 for his 2022 cash bonus. Mr. Rice was also granted 110,252 fully vested options at an exercise price of $1.21 and grant date fair value of $32,934 for his 2021 options bonus and 110,589 fully vested options at a weighted average exercise price of $1.26 and grant date fair value of $39,375 for his 2022 options bonus.

In addition, Mr. Rice was granted 217,711 options and 158,228 RSUs that vest in four equal annual installments as part of our Long-Term Incentive Plan. The grant date fair value of such options and RSUs were valued at a total of $500,000.

During 2022, Jonathan Waldern, our Chief Technology Officer, received $85,500 for his 2021 cash bonus and $150,000 for his 2022 cash bonus. Mr. Waldern was also granted 2,556,714 fully vested options at a weighted average exercise price of $1.87 and grant date fair value of $2,731,805 for his 2021 options bonus and 2,549,207 fully vested options at a weighted average exercise price of $1.22 and a grant date fair value of $731,796 for his 2022 options bonus.

Mr. Waldern's employment agreement, effective as of December 16, 2020, included an annual base salary of US$150,000 which increased to US$250,000 on March 1, 2021. Mr. Waldern was eligible to receive a quarterly bonus up to $50,000 based on his achievement of a balanced scorecard, in the sole discretion of the Company or the Meta Board. In the first two years, Mr. Waldern was also eligible to receive up to 0.25% per quarter of the then outstanding common stock of the Company as fully vested options of the Company.

In addition, Mr. Waldern was granted 174,169 options and 126,582 RSUs that vest in four equal annual installments as part of our Long-Term Incentive Plan. The grant date fair value of such options and RSUs were valued at $400,000.

On December 5, 2022, our Board approved the Company’s New Outside Director Compensation Plan, which took effect January 1, 2023 for all continuing directors and newly elected or appointed directors after the Company’s 2022 Annual Meeting of Stockholders. Under the New Outside Director Compensation Plan, directors who were not employees of the Company are entitled to receive an annual retainer fee of $50,000, plus Non-executive Chairman additional retainer of $35,000 per annum and Chair Retainers for Board committees of $15,000 to $20,000 per annum depending on the specific committee. Outside directors also receive annual equity awards of $100,000 in value payable in Restricted Stock Units along with an initial equity award for newly elected directors of $100,000 in value payable in Restricted Stock Units. Board members are required to achieve 5 times the annual cash retainer amount in owned shares of the Company within 5 years of their joining the board.

This above disclosure is provided in this Part II, Item 9B in lieu of disclosure under Item 5.02(e) of Form 8-K.

Form 8-K/Item 3.01	Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On March 20, 2023, we received written notice (“The Bid Price Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until September 18, 2023, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period. The Bid Price Letter is a notice of deficiency, not delisting, and does not currently affect the listing or trading of shares of our common stock on The Nasdaq Capital Market, which will continue to trade under the symbol “MMAT.”

We intend to actively monitor the closing bid price of shares of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Bid Price Rule. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G (3) to Form 10-K.

Item 11. Executive Compensation.

The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G (3) to Form 10-K

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G (3) to Form 10-K

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G (3) to Form 10-K

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G (3) to Form 10-K

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Filed Herewith
1.1.0	Amended and Restated Placement Agency Agreement, dated as of June 27, 2022, by and among Meta Materials Inc., Roth Capital Partners, LLC and A.G.P./Alliance Global Partners	8-K	27-Jun-22
1.2.0	At Market Issuance Sales Agreement dated February 10, 2023, by and between the Company and the Agents	8-K	10-Feb-23
1.1.2	Amended and Restated Placement Agency Agreement, dated as of June 27, 2022.	8-K	27-June-22
2.1.0	Arrangement Agreement between Metamaterial Inc. and Torchlight Energy Resources, Inc., dated December 14, 2020	8-K	14-Dec-20
2.1.1	Amendment to Arrangement Agreement dated February 3, 2021	8-K	3-Feb-21
2.1.2	Amendment to Arrangement Agreement dated March 11, 2021	8-K	11-Mar-21
2.1.3	Amendment to Arrangement Agreement dated March 31, 2021	8-K	1-Apr-21
2.1.4	Amendment to Arrangement Agreement dated April 15, 2021	8-K	15-Apr-21
2.1.5	Amendment to Arrangement Agreement dated May 2, 2021	8-K	3-May-21
2.1.6	Amendment to Arrangement Agreement dated June 18, 2021	8-K	21-Jun-21
2.2.0	Arrangement Agreement between Meta Materials Inc. and Nanotech Securities, dated August 4, 2021	10-K	2-Mar-22
2.3.0	Distribution Agreement Between Meta Materials Inc. and Next Bridge Hydrocarbons Inc. dated September 2,2022			X
2.4.0	Meta Materials Inc. - Next Bridge Hydrocarbons Inc. - Tax Matters Agreement, dated September 2, 2022			X
2.5.0	Meta Materials Inc. - Next Bridge Loan Agreement, dated September 2, 2022			X
2.6.0	Meta Materials Inc. & Oilco Holdings Inc - 8% Promissory Note Secure - $15 mil loan dated October 1, 2021			X
2.7.0	Stock Pledge Agreement between Gregory McCabe & Meta Materials Inc. dated September 30, 2021			X
2.8.0

Stock Purchase Agreement for the Sale and Purchase of the Entire Issued Share Capital of Plasma App Ltd., dated as of March 31, 2022, by and between Dmitry Yarmolich and Dzianis Yarmolich, on the one hand, and Meta Materials, Inc, on the other hand

		10-Q/A	1-June-22
2.9.0	Asset Purchase Agreement, dated as of June 16, 2022, by and between Meta Materials Inc., Optodot Corporation, and SCP Management LLC, as Securityholders’ Representative	8-K	17-June-22
2.10.0	Stock Purchase Agreement, dated March 31, 2022, by and between Meta Materials Inc., on the one hand, and Dmitry Yarmolich and Dzianis Yarmolich, on the other hand	10-Q/A	31-Mar-22
3.1.0	Articles of Incorporation	10-K	18-Mar-19
3.1.1	Certificate of Amendment to Articles of Incorporation dated December 10, 2014	10-Q	15-May-15
3.1.2	Certificate of Amendment to Articles of Incorporation dated September 15, 2015	10-Q	12-Nov-15
3.1.3	Certificate of Amendment to Articles of Incorporation dated August 18, 2017.	10-Q	9-Nov-18
3.1.4	Amendment to the Articles of Incorporation of Torchlight Energy Resources, Inc., dated June 14, 2021	8-K	16-Jun-21
3.1.5	Certificate of Amendment related to the Reverse Stock Split and Name Change, filed June 25, 2021	8-K	29-Jun-21

3.2.0	Certificate of Designation of Preferences, Rights and Limitations of Series B Special Voting Preferred Stock, dated June 14, 2021	8-K	16-Jun-21
3.3.0	Certificate of Withdrawal of Certificate of Designation of Preference, Rights, and Limitations of Series A Non-Voting Preferred Stock	8-K	15-Dec-22
3.4.0	Certificate of Designation of Preferences, Rights and Limitations of Series B Special Voting Preferred Stock, dated June 14, 2021	8-K	16-Jun-21
3.5.0	Amended and Restated Bylaws	8-K	26-Oct-16
4.1.0	Form of Investor Warrant	10-K	2-Mar-22
4.2.0	Form of Broker Warrant	10-K	2-Mar-22
4.3.0	Form of Common Stock	10-K	2-Mar-22
4.4.0	Form of Common Stock Purchase Warrant (issued in June 2022)	8-K	27-June-22
4.5.0	Certificate of Incorporation of 2798832 Ontario Inc., dated December 9, 2020			X
4.5.1	Articles of Amendment of 2798832 Ontario Inc, dated February 3, 2021			X
4.5.2	Articles of Amendment of Metamaterial Exchangeco Inc., dated June 25, 2021			X
4.6.0	Description of Secruities			X
9.1.0	Voting and Exchange Trust Agreement by and among the Company and Metamaterial Exchangeco Inc. and AST Trust Company (Canada)			X
10.1.0	Highfield Park, Dartmouth, NS - Lease 20200828 - Original Document	10-K	2-Mar-22
10.2.0	Highfield Park, Dartmouth, NS - Lease 20210603 - Amendment June 1, 2021	10-K	2-Mar-22
10.3.0	Highfield Park, Dartmouth, NS - Subscription Agreement	10-K	2-Mar-22
10.4.0+	Employment Agreement with George Palikaras, dated July 1, 2021	10-K	2-Mar-22
10.5.0	QMB Innovation Centre, London-Lease 20221022-Modification&Expension			X
10.6.0	Burnaby-Vancouver-BC-Lease-20220601-Modification			X
10.7.0+	Employment Agreement with Kenneth Rice, dated December 11, 2020	10-K	2-Mar-22
10.8.0+	Employment Agreement with Jonathan Waldern dated December 16, 2020	10-K	2-Mar-22
10.09.0	Form of Meta Materials Inc. Indemnification Agreement (Incorporated by reference form 8-k filed with the SEC on June 29, 2021)	10-K	2-Mar-22
10.10.0	Form of Stock Option Agreement	10-Q/A	1-June-22
10.11.0	Form of Restricted Stock Unit Agreement	10-Q/A	1-June-22
10.12.0	Form of Amended and Restated Securities Purchase Agreement, dated June 27, 2022	8-K	27-June-22
10.13.0+	Amended and Restated Stock Option Plan	S-8	26-Aug-21
10.14.0+	2021 Equity Incentive Plan	S-8	22-Mar-22
10.15.0	Outside Director Compensation Plan			X
21.1.0	List of Subsidiaries			X
23.1.0	Consent of Independent Registered Public Accounting Firm			X
24.1.0	Power of Attorney (included in signature page hereto)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.SCH	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

+ Indicates management contract or compensatory plan.

*The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Meta Materials Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meta Materials Inc.

Dated: March 23, 2023	By:	/s/ George Palikaras
George Palikaras
President, Chief Executive Officer and director
(Principal Executive Officer)

Dated: March 23, 2023	By:	/s/ Ken Rice
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ George Palikaras	President, Chief Executive Officer, and Director	23-Mar-23
George Palikaras	(Principal Executive Officer)

/s/ Kenneth Rice	Chief Financial Officer and Chief Operating Officer	23-Mar-23
Kenneth Rice	(Principal Financial Officer and Accounting Officer)

/s/ John Harding	Chair of the Board	23-Mar-23
John Harding

/s/ Maurice Guitton	Director	23-Mar-23
Maurice Guitton

/s/ Allison Christilaw	Director	23-Mar-23
Allison Christilaw

/s/ Steen Karsbo	Director	23-Mar-23
Steen Karsbo

/s/ Eric Leslie	Director	23-Mar-23
Eric Leslie

/s/ Ken Hannah	Director	23-Mar-23
Ken Hannah