Form 10-K/A
period 2022-12-31
META MATERIALS INC.
filed 2023-03-24
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K/A

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

EXPLANATORY NOTE

Meta Materials Inc. (the “Company”) filed its Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K") with the Securities and Exchange Commission (the "SEC") on March 23, 2023. The Company is filing this Amendment No. 1 on Form 10-K/A to correct the date of the Section 302 and 906 Certifications furnished in the 2022 Form 10-K as Exhibits 31.1, 31.2, 32.1 and 32.2; the initial Exhibits 31.1, 31.2, 32.1 and 32.2 were dated March 23, 2022, rather than the March 23, 2023 filing date. This Amendment No. 1 also contains minor edits to Exhibits 4.5.2 and 4.6.

Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date of the 2022 Form 10-K filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Other than the changes in exhibits referred to above, all other information in the 2022 Form 10-K remains unchanged.

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

		10-Q/A	1-June-22
2.9.0	Asset Purchase Agreement, dated as of June 16, 2022, by and between Meta Materials Inc., Optodot Corporation, and SCP Management LLC, as Securityholders’ Representative	8-K	17-June-22
2.10.0	Stock Purchase Agreement, dated March 31, 2022, by and between Meta Materials Inc., on the one hand, and Dmitry Yarmolich and Dzianis Yarmolich, on the other hand	10-Q/A	31-Mar-22
3.1.0	Articles of Incorporation	10-K	18-Mar-19
3.1.1	Certificate of Amendment to Articles of Incorporation dated December 10, 2014	10-Q	15-May-15
3.1.2	Certificate of Amendment to Articles of Incorporation dated September 15, 2015	10-Q	12-Nov-15
3.1.3	Certificate of Amendment to Articles of Incorporation dated August 18, 2017.	10-Q	9-Nov-18
3.1.4	Amendment to the Articles of Incorporation of Torchlight Energy Resources, Inc., dated June 14, 2021	8-K	16-Jun-21
3.1.5	Certificate of Amendment related to the Reverse Stock Split and Name Change, filed June 25, 2021	8-K	29-Jun-21

3.2.0	Certificate of Designation of Preferences, Rights and Limitations of Series B Special Voting Preferred Stock, dated June 14, 2021	8-K	16-Jun-21
3.3.0	Certificate of Withdrawal of Certificate of Designation of Preference, Rights, and Limitations of Series A Non-Voting Preferred Stock	8-K	15-Dec-22
3.4.0	Certificate of Designation of Preferences, Rights and Limitations of Series B Special Voting Preferred Stock, dated June 14, 2021	8-K	16-Jun-21
3.5.0	Amended and Restated Bylaws	8-K	26-Oct-16
4.1.0	Form of Investor Warrant	10-K	2-Mar-22
4.2.0	Form of Broker Warrant	10-K	2-Mar-22
4.3.0	Form of Common Stock	10-K	2-Mar-22
4.4.0	Form of Common Stock Purchase Warrant (issued in June 2022)	8-K	27-June-22
4.5.0	Certificate of Incorporation of 2798832 Ontario Inc., dated December 9, 2020			X
4.5.1	Articles of Amendment of 2798832 Ontario Inc, dated February 3, 2021			X
4.5.2	Articles of Amendment of Metamaterial Exchangeco Inc., dated June 25, 2021			X
4.6.0	Description of Secruities			X
9.1.0	Voting and Exchange Trust Agreement by and among the Company and Metamaterial Exchangeco Inc. and AST Trust Company (Canada)			X
10.1.0	Highfield Park, Dartmouth, NS - Lease 20200828 - Original Document	10-K	2-Mar-22
10.2.0	Highfield Park, Dartmouth, NS - Lease 20210603 - Amendment June 1, 2021	10-K	2-Mar-22
10.3.0	Highfield Park, Dartmouth, NS - Subscription Agreement	10-K	2-Mar-22
10.4.0+	Employment Agreement with George Palikaras, dated July 1, 2021	10-K	2-Mar-22
10.5.0	QMB Innovation Centre, London-Lease 20221022-Modification&Expension			X
10.6.0	Burnaby-Vancouver-BC-Lease-20220601-Modification			X
10.7.0+	Employment Agreement with Kenneth Rice, dated December 11, 2020	10-K	2-Mar-22
10.8.0+	Employment Agreement with Jonathan Waldern dated December 16, 2020	10-K	2-Mar-22
10.09.0	Form of Meta Materials Inc. Indemnification Agreement (Incorporated by reference form 8-k filed with the SEC on June 29, 2021)	10-K	2-Mar-22
10.10.0	Form of Stock Option Agreement	10-Q/A	1-June-22
10.11.0	Form of Restricted Stock Unit Agreement	10-Q/A	1-June-22
10.12.0	Form of Amended and Restated Securities Purchase Agreement, dated June 27, 2022	8-K	27-June-22
10.13.0+	Amended and Restated Stock Option Plan	S-8	26-Aug-21
10.14.0+	2021 Equity Incentive Plan	S-8	22-Mar-22
10.15.0	Outside Director Compensation Plan			X
21.1.0	List of Subsidiaries			X
23.1.0	Consent of Independent Registered Public Accounting Firm			X
24.1.0	Power of Attorney	10-K	23-Mar-23
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.SCH	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Meta Materials Inc.

Dated: March 23, 2023	By:	/s/ George Palikaras
George Palikaras
President, Chief Executive Officer and director
(Principal Executive Officer)

Dated: March 23, 2023	By:	/s/ Ken Rice
Ken Rice
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

Signature	Title	Date

/s/ George Palikaras	President, Chief Executive Officer, and Director	23-Mar-23
George Palikaras	(Principal Executive Officer)

/s/ Ken Rice	Chief Financial Officer and Chief Operating Officer	23-Mar-23
Ken Rice	(Principal Financial Officer and Accounting Officer)

*	Chair of the Board	23-Mar-23
John Harding

*	Director	23-Mar-23
Maurice Guitton

*	Director	23-Mar-23
Allison Christilaw

*	Director	23-Mar-23
Steen Karsbo

*	Director	23-Mar-23
Eric Leslie

*	Director	23-Mar-23
Ken Hannah

*By: /s/ Ken Rice

Ken Rice

Attorney-in-fact