Form 10-K/A
period 2022-12-31
META MATERIALS INC.
filed 2023-05-01
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36247

Meta Materials Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	74-3237581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Highfield Park Drive Dartmouth, Nova Scotia, Canada	B3A 4R9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (902) 482-5729

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MMAT	Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2022, was $371,634,314.

The number of shares of Registrant’s Common Stock outstanding as of April 27, 2023 was 467,078,221.

Auditor Firm Id: 85; Auditor Name: KPMG LLP; Auditor Location: Vaughan, Canada

Page	1

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A, or the Amendment, of Meta Materials, Inc., referred to in this report as the "Company”, “META”, "we", "us" or "our", is being filed to provide information required in Part III of Form 10-K for the fiscal year ended December 31, 2022, because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, Part III, Items 10 through 14 of the Annual Report are hereby amended and restated in their entirety.

Page	2

Page	3

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to our directors and executive officers as of April 28, 2023.

Name	Age	Position(s)
George Palikaras	41	President, Chief Executive Officer and Director
Uzi Sasson	60	Chief Financial Officer and Chief Operating Officer
John Harding	68	Chairman of the Board of Directors
Vyomesh Joshi	57	Director
Eugenia Corrales	69	Director
Allison Christilaw	60	Director
Steen Karsbo	64	Director
Eric Leslie	67	Director
Ken Hannah	54	Director

Set forth below are the names, positions held and business experience of our directors and executive officers as of April 28, 2023. Officers serve at the discretion of the Board of Directors, or the Board. There are no family relationships among any of our directors or executive officers.

George Palikaras was appointed as our President and Chief Executive Officer, or CEO, in June 2021, when Metamaterial, Inc. combined with Torchlight Energy Resources, Inc. Mr. Palikaras has held this role at our company since June 2021 and he held the same role at Metamaterial, Inc. from 2011 through June 2021. Mr. Palikaras presently holds no other directorships in publicly traded companies. Mr. Palikaras has received Executive Education at Harvard, INSEAD, UCL and Stanford Business Schools. He earned a BEng. in Computer Engineering from the University of Portsmouth, an MSc. in Digital Communication Systems from Loughborough University and a Ph.D. in electrical, electronics and communications engineering from Loughborough University, where he studied metamaterial science.

Uzi Sasson has served as our Chief Financial Officer, or CFO, and Chief Operating Officer, or COO, since April 2023. From January 2022 to March 2023, Mr. Sasson held the position of CFO of Katena Computing Technologies, Inc. From August 2019 to August 2021, Mr. Sasson was employed as Executive Vice President and CFO of Eat Just, Inc. From November 2004 through August 2019, Mr. Sasson was CFO and Secretary, COO, Director and President and CEO of IXYS Corporation. Prior to joining IXYS Corporation, Mr. Sasson worked in tax, accounting and finance for technology and accounting firms. Mr. Sasson currently serves on the board of directors of VTool Ltd and on the board of trustees of World Affairs Council, where he also serves as chair of the Audit Committee. Mr. Sasson has a M.S. in Taxation and a B.S. in Accounting from Golden Gate University and is a Certified Public Accountant in California.

John Harding has served as our director and Chairman of the Board since August 2022. Mr. Harding has served on the board of directors of Qorvo, Inc. (Nasdaq:QRVO) since January 2015 and as the General Partner of Haring Partners, LP since January 2020. From March 2000 to January 2020, Mr. Harding was co-founder, President and CEO of eSilicon Corporation. Before starting eSilicon Corporation, he held a variety of positions in technology companies. Mr. Harding also currently serves on the board of directors of SandFirst, Inc., an electrical design automation company. From 2006 until 2015, he served as a director of RF Micro Devices, Inc. Mr. Harding holds a B.A. in chemistry and economics from Drew University.

Allison Christilaw has served as our director since June 2021 and served as a director of Metamaterial, Inc. from March 2020 to June 2021. From November 2014 to November 2018, Ms. Christilaw was CEO of Reddin Global Inc., a management consulting company. From November 2018 to present, Ms. Christilaw has been an independent consultant. Since September 2015 she has also held a position on the Appleby College Board of Governors and on the Haltech Regional Innovation Centre Board of Directors since 2019. Ms. Christilaw holds a Bachelor of Arts in Honors Business Administration and a Masters degree in Business Administration from the Richard Ivey School of Business at Western University.

Steen Karsbo has served as our director since June 2021 and served as a director of Metamaterial, Inc. from March 2020 to June 2021. From July 1980 through June 2019 Mr. Karsbo was employed at Satair A/S/Airbus in a variety of senior management roles.

Eric Leslie has served as our director since June 2021 and served as a director of Metamaterial, Inc. from March 2020 to June 2021. From November 2015 through December 2021, he held the position of President and CEO of TRION Energy Solutions Corporation. Mr. Leslie holds a Bachelor of Arts from Western University.

Page	4

Ken Hannah has served as our director since June 2021. Mr. Hannah has held the positions of Senior Vice President, CFO of Caleres since February 2015 and Executive Vice President and CFO of JC Penney Company, Inc. from May 2012 to March 2014. Mr. Hannah holds a Masters Degree in Business Administration from Saint Louis University and a Bachelor of Science from Southern Illinois University, Carbondale.

Vyomesh Joshi has served as our director since April 2023. Prior to joining our Board, Mr. Joshi served as CEO for 3D Systems Corp. from 2016 to 2020. Mr. Joshi also served as a director of Harris Corporation, a defense technology company, from 2013 to 2019, where he also served as a member of the compensation, technology and governance committees. Mr. Joshi holds a B.S., Engineering, from L.D. College of Engineering and a M.S. Electrical and Electronics Engineering from Ohio State University.

Eugenia Corrales has served as our director since April 2023. Ms. Corrales has also served the CEO and a member of the board of directors of Nefeli Networks Inc., a privately held software company, since January 2018. Ms. Corrales has a B.A in physics from Grinnell College and a M.S. in mechanical engineering from Stanford University.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the SEC. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the fiscal year ended December 31, 2022, and upon representations from each of the reporting persons, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2022, except for (i) two untimely Form 4s by former Chief Technology Officer, or CTO, Jonathan Waldern on May 12, 2022 with respect to three transactions on February 15, 2022 and two transactions on March 3, 2022, and on November 1, 2022 with respect to one transaction occurring on October 21, 2022; (ii) two untimely Form 4s by former Chairman Ramkumar Ramamritham on February 8, 2022 with respect to two transactions on February 1, 2022 and on April 28, 2022 with respect to one transaction on December 22, 2021; (iii) two untimely Form 4s by former Director Maurice Guitton on April 28, 2022 with respect to one transaction on December 22, 2021 and on April 6, 2023 with respect to one transaction on December 5, 2022; (iv) one untimely Form 4 by former CFO and COO Kenneth Rice on May 12, 2022 with respect to two transactions on March 3, 2022; (v) three untimely Form 4s by 10% or more stockholders Thomas Welch and Anne Lambert on February 11, 2022 with respect to two transactions on January 25, 2022, on February 14, 2022 with respect to two transactions on January 27, 2022, and on October 6, 2022 with respect to two transactions on September 12, 2022 and two transactions on September 16, 2022, each subject to voluntary reporting on Form 4, as well as two transactions on October 3, 2022, and two transactions on October 4, 2022; (vi) one untimely Form 4 by CEO Georgios Palikaras on May 12, 2022 regarding two transactions on March 3, 2022; (vii) two untimely Form 4s by Director Steen Karsbo on April 28, 2022 with respect to one transaction on December 22, 2021 and on April 6, 2023 with respect to one transaction on December 5, 2022; (viii) two untimely Form 4s by Director Eric Leslie on April 28, 2022 with respect to one transaction on December 22, 2021 and on April 6, 2023 with respect to one transaction on December 5, 2022; (ix) two untimely Form 4s by Director Ken Hannah on April 28, 2022 with respect to one transaction on December 22, 2021 and on April 6, 2023 with respect to one transaction on December 5, 2022; and (x) two untimely Form 4s by Director Allison Christilaw on April 28, 2022 with respect to one transaction on December 22, 2021 and on April 6, 2023 with respect to one transaction on December 5, 2022.

Code of Conduct

Our board of directors has adopted a Code of Conduct, which applies to our directors, officers and employees. The Code of Conduct is posted on our Internet web site at https://investors.metamaterial.com/governance-documents. Any amendments to, or grant of waiver with respect to, any provision of our Code of Conduct, will be disclosed noting the nature of such amendment or waiver as required or permitted under the applicable regulations of the SEC.

Procedures for Stockholder Recommendations of Nominees to the Board of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since we last provided disclosure regarding this process.

Audit Committee Members and Financial Expert

We maintain a separately designated standing audit committee, or the Audit Committee. The Audit Committee currently consists of three independent directors, Ken Hannah, Eric Leslie, and Eugenia Corrales. The Board of Directors has determined that all members of the audit committee are independent directors, as defined in the Nasdaq qualification standards and by Section 10A of the Exchange Act. In addition, the Board of Directors has determined that Mr. Hannah, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee is governed by a charter adopted by the Board

Page	5

of Directors. The primary purpose of the Audit Committee is to oversee our accounting and financial reporting processes and audits of our financial statements on behalf of the Board of Directors. The Audit Committee meets privately with management and with the independent registered public accounting firm and evaluates the responses by our management both to the facts presented and to the judgments made by our outside independent registered public accounting firm.

Item 11. Executive Compensation.

Compensation of Named Executive Officers

Summary Compensation Table

The following table sets forth certain summary information concerning compensation that we paid or accrued to or on behalf of each of executive officers (the “Named Executive Officers”) during the fiscal years ended December 31, 2022 and 2021.

Name and principal position	Year	Salary	Bonus	Option awards	Stock awards	Non-equity incentive plan compensa-tion	All other compensation		Total
		($)	($)	($) (1)	($) (1)	($)	($)		($)

George Palikaras	2022	$424,333	$366,127	$800,000	$800,000	$-	$-		$2,390,460
President/CEO/Director	2021	$300,558	$385,000	$261,213	$-	$-	$-		$946,771
Kenneth Rice (2)	2022	$293,333	$-	$322,309	$250,000	$106,313	$19,290	(4)	$991,245
Former CFO and COO	2021	$231,100	$200,000	$-	$-	$104,850	$19,290	(4)	$555,240
Jonathan Waldern (3)	2022	$250,000	$-	$3,663,601	$200,000	$190,000	$-		$4,303,601
Former CTO	2021	$238,078	$-	$175,587	$-	$182,500	$-		$596,165

(1)

The amounts reported in the Option Awards column represent the grant date fair value of the stock options granted to the named executive officers as of the grant date as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, not including any estimates of forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 13 to our financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on March 24, 2023 for option awards in 2022 and in Note 15 to our financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2021 filed with the SEC on May 2, 2022 for options awards in 2021. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the named executive officers from the options.

(2)	Mr. Rice’s employment as our CFO and COO terminated on April 20, 2023.
(3)	Mr. Waldern’s employment as our CTO terminated on April 21, 2023.
(4)	Represents medical expense reimbursement.

Overview of Executive Compensation

Our executive compensation program has been designed to encourage executives to make decisions and take actions that will result in the improvement of long-term shareholder value as reflected in the growth in assets and value of the shares of our common stock. The focus of our current compensation policy is to:

•

strengthen the relationship between compensation and enhancement of shareholder value by focusing on variable compensation, such as annual performance incentives and ownership of common stock of the Company, primarily by using options for acquiring common stock of the Company;

•	enhance the Company’s ability to attract, encourage and retain knowledgeable and experienced executives; and

•	balance our the short-term and long-term business goals.

The key components of executive compensation include: (1) base salary; (2) a short-term incentive comprised of quarterly bonus awards paid in cash and/or stock options; and (3) long-term incentives comprised primarily of stock option incentives, which are reviewed annually based on job performance as well as corporate performance and external competitive practices.

The Board has utilized the Human Resources and Compensation Committee that works with our CEO to establish annual and quarterly performance measures for each executive, along with assessing our overall performance and the performance of our executives, and

Page	6

relies on its experience and judgment in determining the overall compensation package for executives. Compensation of executives as detailed herein is linked to the achievement corporate and individual objectives, and not to improvements of the market value of our securities.

Executive Employment Arrangements and Agreements

George Palikaras

On July 1, 2021, Metamaterial Technologies Canada Inc., or Meta Canada, a wholly owned subsidiary ours, entered into an executive employment contract with George Palikaras, or the Palikaras Employment Agreement, pursuant to which we agreed to employ Mr. Palikaras as our CEO, effective as of July 1, 2021, for an indefinite term in consideration of an annual base salary of CAD $553,500. Pursuant to the terms and conditions of the Palikaras Employment Agreement, Mr. Palikaras was granted a stock option award with a grant date value of $800,000, subject to the terms of our Employee Stock Option Plan, and a grant of restricted stock units under our 2021 Equity Incentive Plan with a value of $800,000 (prorated for partial years of employment). In the event that the Palikaras Employment Agreement is terminated, we shall provide Mr. Palikaras with earned but unpaid salary, vacation pay and reimbursement of expenses and any other severance amounts as are required by applicable employment standards legislation.

Kenneth Rice

On December 14, 2020, we entered into an executive employment agreement with Kenneth Rice, or the Rice Employment Agreement pursuant to which we agreed to employ Mr. Rice as our CFO and Executive Vice President, effective as of December14, 2020, for an indefinite term. The Rice Agreement provided for an initial annual base salary of $156,000, scheduled to increase to $216,000 on March 1, 2021. Under the terms of the Rice Agreement, Mr. Rice is eligible to receive a quarterly bonus up to a target of $27,000 based on his achievement of a balanced scorecard, in the sole discretion of our Board of Directors. In the first two years following the effective date of the Rice Employment Agreement, 25% of any quarterly bonus shall be issued in an amount of fully vested stock options. In addition, the Rice Employment Agreement provided for a grant to Mr. Rice of an option to acquire 300,000 shares under our Amended and Restated Employee Stock Option Plan.

In the event Mr. Rice’s employment is terminated by us without Cause or Mr. Rice resigns for Good Reason (as defined in the Rice Employment Agreement) and subject to Mr. Rice signing a release within 60 days of termination, the Rice Employment Agreement provides that Mr. Rice will receive continued payment of his base salary for 6 months; payment of two quarterly bonuses to be made quarterly following the termination date; a prorated amount of the quarterly bonus for the calendar quarter in which the termination occurs based on the date of termination; continued Company benefits, excluding disability coverage, for the severance period, if such benefits are available under the terms of our benefits plans; and six months’ accelerated vesting of the initial option grant described above. If Mr. Rice is terminated for Cause, he will only be entitled to earned but unpaid salary, vacation pay and reimbursement of expenses.

Jonathan Waldern

On December 16, 2020, we entered into an executive employment agreement with Jonathan Waldern, or the Waldern Employment Agreement pursuant to which we agreed to employ Dr. Waldern as our CTO, effective as of December16, 2020, for an indefinite term. The Waldern Employment Agreement provided an initial annual base salary of $150,000, scheduled to increase to $250,000 on March 1, 2021. Pursuant to the Waldern Agreement, Dr. Waldern is eligible to receive a quarterly cash bonus up to a target of $50,000 based on achievement of a balanced scorecard, in the sole discretion of the Company or the Board of Directors. In the first two years of employment, Mr. Waldern is also eligible to receive up to 0.25% per quarter of our then outstanding common stock as fully vested stock options. In addition, the agreement provided for a grant to Dr. Waldern of an option to acquire 1,115,000 shares under our Amended and Restated Employee Stock Option Plan.

In the event Dr. Waldern’s employment is terminated by us without Cause or Dr. Waldern resigns for Good Reason (each as defined in the Waldern Employment Agreement), and subject to Dr. Waldern signing a release within 60 days of termination, the Waldern Employee Agreement provides that Dr. Waldern will receive continued payment of base salary for 6 months; payment of two quarterly bonuses to be made quarterly following the termination date; continued benefits, excluding disability coverage, for a period of twelve (12) months, if such benefits are available under the terms of our benefits plans; and six months’ accelerated vesting of the initial option grant described above.

The Waldern Employment Agreement provides that Dr. Waldern may resign without Good Reason (as defined in the Waldern Employment Agreement) by providing the Company with six months’ advance written notice. During the notice period, Dr. Waldern will be entitled to continue to receive his base salary and benefits, but will not be entitled to quarterly bonuses for any calendar quarter that ends or begins during that 6 month period.

Page	7

Executive Terminations

Effective as of (i) April 20, 2023, Kenneth Rice was terminated as our CFO and COO and decided to retire, and (ii) April 21, 2023, Jonathan Waldern was terminated as our CTO. In connection with their departure, each of Mr. Rice and Mr. Waldern is expected to receive the severance payments and benefits provided under his respective employment agreement with the Company for a termination without Cause (as defined therein), subject to his execution of a release and discharge agreement and compliance with post-termination restrictive covenants.

Uzi Sasson

On April 20, 2023, we entered into an executive employment agreement with Mr. Sasson (the “Sasson Employment Agreement”) pursuant to which we agreed to employ Mr. Sasson as our CFO and COO, effective as of April 20, 2023, for an indefinite term in consideration of an initial annual base salary of $375,000. Mr. Sasson is eligible to receive an annual bonus with a target of 65% of his base salary as determined by the Board in its sole discretion, based on achievement of our performance and Mr. Sasson’s individual performance goals. This annual bonus will be prorated for 2023. In addition, in connection with the execution of the Employment Agreement with us, Mr. Sasson will be eligible to receive a stock option to purchase 300,000 shares of our common stock which will vest 25% annually over four years, subject to Mr. Sasson’s continued service with us through each vesting date. Mr. Sasson will also be eligible to receive a long-term incentive equity grant with an aggregate grant date value of $500,000, the LTIP Grant, computed using the Black Scholes valuation model, subject to Mr. Sasson’s continued employment through the grant date. The LTIP Grant will consist of 50% in stock options and 50% in restricted stock units and is expected to vest over a four-year period, with 25% of such options and restricted stock units vesting annually over the next four years after the date of grant. In the event that Mr. Sasson’s employment with us is terminated, he will be eligible for severance benefits in accordance with our established policies, if any, then in effect.

Page	8

Outstanding Equity Awards at December 31, 2022

The following table presents information regarding all outstanding equity awards and held by each of our named executive officers as of December 31, 2022.

	Option Awards						Stock Awards
							Market
	Number of		Number of				Number of	value of
	securities		securities				shares or	shares or
	underlying		underlying				units of	units of
	unexercised		unexercised		Option		stock that	stock that
	options		options		exercise	Option	have not	have not
Name and Principal	(#)		(#)		price	expiration	vested	vested (1)
Position	exercisable		unexercisable		($)	date	(#)	($)

George Palikaras	1,476,000	(3)	-		$0.27	March 23, 2030
President/CEO/Director	-		696,675	(4)	$1.58	March 3, 2032
							506,329 (4)	$602,532
Kenneth Rice (6)	553,500	(2)	-		$0.27	December 14, 2030
Former CFO and COO	-		217,711	(4)	$1.58	March 3, 2032
	110,252	(2)	-		$1.21	May 10, 2032
	41,759	(2)	-		$1.17	June 27, 2032
	68,830	(2)	-		$1.31	November 11, 2032
							158,228 (4)	$188,291
Jonathan Waldern (6)	1,028,587	(5)	385,718	(5)	$0.27	December 14, 2030
Former CTO	699,457	(2)	-		$1.97	February 15, 2032
	702,048	(2)	-		$1.97	February 15, 2032
	492,606	(2)	-		$1.97	February 15, 2032
	174,169		174,169	(4)	$1.58	March 3, 2032
	662,603	(2)	-		$1.58	May 10, 2032
	741,987	(2)	-		$1.51	June 27, 2032
	904,826	(2)	-		$1.31	November 11, 2032
	902,394	(2)	-		$0.89	October 21, 2032
							126,582 (4)	$150,633

(1)

Represents the market value of the unvested shares underlying the share awards as of December 31, 2022, based on the closing price of our common shares on such date, as reported on the Nasdaq Capital Market, which was $1.19 per share. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the share awards or the sale of the common stock underlying such share awards.

(2)	Fully vested
(3)	Vests annually over two years, subject to the terms, conditions and restrictions of the award agreement governing the grant.
(4)	Vests annually over four years, subject to the terms, conditions and restrictions of the award agreement governing the grant.
(5)	Vests at 25% one year after grant date and 75% in equal monthly installments over three years after, subject to the terms, conditions and restrictions of the award agreement governing the grant.
(6)

Each outstanding vested stock option held by Mr. Rice terminates 90 days from April 20, 2023, the date of his separation from us and each outstanding vested stock option held by Mr. Waldern terminates 90 days from April 21, 2023, the date of his separation from us.

Page	9

Director Compensation Policy and Programs

Our Board makes its director compensation decisions in consultation with our Human Resources and Compensation Committee, or HRCC, as well as the independent compensation consulting firm retained by our HRCC, or the compensation consultant, to evaluate our compensation policies and practices for non-employee directors. In addition, our Board and HRCC, in consultation with our compensation consultant, periodically review our director cash and equity compensation policies and programs, including our Outside Director Compensation Plan and seek to ensure that our cash compensation and equity incentives for non-employee directors are competitive with our peer group and that they offer appropriate incentives to continued service as a director or, for prospective directors, to join our Board.

Cash Compensation

The following table summarized the cash compensation payable to our non-employee directors under our current compensation program effective January 1st, 2023.

Annualized Cash Fee (1)
Base Retained	$50,000
Non-Employee Chairperson	$35,000
Audit Committee Chair	$20,000
Human Resources and Compensation Committee Chair	$20,000
Governance and Nominating Committee Chair	$15,000
(1) All fees are payable on a quarterly basis.

Equity Compensation

Under the terms of our Outside Director Compensation Plan as currently in effect, new outside directors receive an initial award of shares of restricted stock units having a fair value at issuance of $100,000, vesting in equal installments over four years beginning on the one-year anniversary of grant. In addition, our Outside Director Compensation Plan provides for an annual award to outside directors of shares of restricted stock units with a fair value at issuance of $100,000.

Our Chairman, John Harding, also received a grant of 96,195 shares of our common stock in connection with his appointment to our Board.

Our outside directors are permitted to elect to defer delivery of the shares of common stock subject to the restricted stock unit awards upon vesting until the termination of their service as one of our directors.

Pursuant to the terms of our 2021 Equity Incentive Plan, during any fiscal year, none of our outside directors will be granted awards having an initial value greater than $750,000 increased to $1,500,000 in connection with his or her initial service, provided that any awards granted to an individual while he or she was an employee, or while he or she was a consultant but a non-employee director, will not count towards this limit.

2022 Director Compensation

The following table presents the total compensation for each person who served as a non-employee director of our Board during the fiscal year ended December 31, 2022. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Page	10

	Fees earned
	or paid in cash	Bonus	Option awards		Stock awards		Total
Name and principal position (1)	($)	($)	($)(2)		($) (2)		($)

John Harding	$22,500	$-	$-		$90,000	(3)	$112,500
Chairman of the Board of Directors
Ram Ramkumar (4)	$37,500	$-	$-		$-		$37,500
Former Chairman of the Board of Directors
Allison Christilaw	$45,000	$-	$-	(5)	$90,000	(6)	$135,000
Director
Steen Karsbo	$53,125	$-	$-	(7)	$90,000	(8)	$143,125
Director
Eric Leslie	$45,000	$-	$-	(9)	$90,000	(10)	$135,000
Director
Ken Hannah	$45,000	$-	$-	(11)	$90,000	(12)	$135,000
Director
Maurice Guitton (13)	$45,000	$-	$-	(14)	$90,000	(15)	$135,000
Former Director

(1)	Does not include two directors that joined our Board in April 2023.
(2)

In accordance with SEC rules, this column reflects the aggregate fair value of stock or option awards granted during the fiscal year ended December 31, 2022, computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 13 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

(3)	Represents a common stock award of 96,195 fully vested shares granted on August 16, 2022.
(4)	Effective August 14, 2022, Mr. Ramkumar resigned from the Board.
(5)	As of December 31, 2022, Ms. Christilaw had outstanding options representing the right to purchase of 553,500 shares of common stock at an exercise price of $0.27 per share.
(6)	Represents a common stock award of 52,632 deferred stock units ("DSUs") granted on December 5, 2022. As of December 31, 2022, Mr. Christilaw had outstanding 82,140 DSUs.
(7)	As of December 31, 2022, Mr. Karsbo had outstanding options representing the right to purchase of 553,500 shares of common stock at an exercise price of $0.27 per share.
(8)	Represents a common stock award of 52,632 DSUs granted on December 5, 2022. As of December 31, 2022, Mr. Karsbo had outstanding 82,140 DSUs.
(9)	As of December 31, 2022, Mr. Leslie had outstanding options representing the right to purchase of 1,083,804 shares of common stock at an exercise price of $0.27 per share.
(10)	Represents a common stock award of 52,632 DSUs granted on December 5, 2022. As of December 31, 2022, Mr. Leslie had outstanding 82,140 DSUs.
(11)	As of December 31, 2022, Mr. Hannah had outstanding options representing the right to purchase common stock.
(12)	Represents a common stock award of 52,632 DSUs granted on December 5, 2022. As of December 31, 2022, Mr. Hannah had outstanding 96,894 DSUs.
(13)	Effective April 19, 2023, Mr. Guitton resigned from the Board.
(14)	As of December 31, 2022, Mr. Guitton had outstanding options representing the right to purchase of 1,214,197 shares of common stock at an exercise price of $0.27 per share.
(15)	Represents a common stock award of 52,632 DSUs granted on December 5, 2022. As of December 31, 2022, Mr. Guitton had outstanding 417,006 DSUs.

Page	11

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)

Equity compensation plans approved by security holders	44,012,152	0.8	10,977,474
Equity compensation plans not approved by security holders	-	N/A	-
Total equity compensation plans	44,012,152	0.8	10,977,474

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of April 24, 2023, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. The table includes these persons’ beneficial ownership of common stock. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 467,078,221 shares of common stock outstanding at April 24, 2023. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options, DSUs, RSUs or warrants held by that person that are currently exercisable or exercisable within 60 days after April 24, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options, DSUs, RSUs and warrants referenced in the footnotes below are currently fully vested and exercisable. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Page	12

Beneficial Ownership Table

	Common Stock
Name and principal position	Shares		% of Class

Greater than 5% stockholders
George Palikaras	33,828,630	(1)	7.2%
President/CEO/Director
Thomas Welch	44,629,033	(2)	9.6%
Anne Lambert	44,629,033	(3)	9.6%
Executive Officers and Directors
George Palikaras	33,828,630	(1)	7.2%
President/CEO/Director
John Harding	222,195	(4)	*
Chairman of the Board of Directors
Allison Christilaw	650,640	(5)	*
Director
Steen Karsbo	653,957	(6)	*
Director
Eric Leslie	1,743,323	(7)	*
Director
Ken Hannah	96,894	(8)	*
Director
Vyomesh Joshi	-		*
Director
Eugenia Corrales	-		*
Director
Kenneth Rice	828,769	(9)	*
Former CFO and COO
Jonathan Waldern	5,963,759	(10)	1.3%
Former CTO
All directors, executive officers and other beneficial owners as a group (12 persons)	88,617,200		18.7%

(1)

Includes (a) 3,936,482 shares of common stock held by Mr. Palikaras, (b) 22,982,397 shares of common stock held by Lamda Guard Technologies LTD, (c) 3,310,940 shares of common stock held by Mr. Palikaras’ wife, (d) 1,650,169 shares of common stock that Mr. Palikaras has the right to acquire from us within 60 days of April 24, 2023 pursuant to the exercise of Options, (e) 162,682 shares of common stock that Mr. Palikaras’ wife has the right to acquire from us within 60 days of April 24, 2023 pursuant to the exercise of Options, (f) 1,461,240 shares of common stock that Mr. Palikaras has the right to acquire from us within 60 days of April 24, 2023 pursuant to the redemption of DSUs, and (g) 324,720 shares of common stock that Mr. Palikaras’ wife has the right to acquire from us within 60 days of April 24, 2023 pursuant to the redemption of DSUs.

(2)

Includes (a) 20,812,551 shares of common stock held by Mr. Welch, (b) 22,391,482 shares held by Mr. Welch’s wife, Anne Lambert, and (c) 1,425,000 shares held by a charity in which Mr. Welch hold decision making influence.

(3)

Includes (a) 22,391,482 shares of common stock held by Ms. Lamberts, (b) 20,812,551 shares of common stock held by Ms. Lamberts' husband, Thomas Welch, and (c) 1,425,000 shares held by a charity in which Ms. Lamberts hold decision making influence.

(4)	Includes (a) 96,195 shares of common stock held by Mr. Harding, and (b) 12,600 shares of common stock held by Harding Partners LP in which Mr. Harding is a General Partner.

(5)

Includes (a) 15,000 shares of common stock held by Ms. Christilaw, (b) 553,500 shares of common stock that Ms. Christilaw has the right to acquire from us within 60 days of April 24, 2023 pursuant to the exercise of Options and (c) 82,140 shares of common stock that Ms. Christilaw has the right to acquire from us within 60 days of April 24, 2023 pursuant to the redemption of DSUs.

(6)

Includes (a) 18,317 shares of common stock held by Mr. Karsbo, (b) 553,500 shares of common stock that Mr. Karsbo has the right to acquire from us within 60 days of April 24, 2023 pursuant to the exercise of Options, and (c) 82,140 shares of common stock that Mr. Karsbo has the right to acquire from us within 60 days of April 24, 2023 pursuant to the redemption of DSUs.

Page	13

(7)

Includes (a) 577,380 shares of common stock held by Mr. Leslie, (b) 1,083,803 shares of common stock that Mr. Leslie has the right to acquire from us within 60 days of April 24, 2023 pursuant to the exercise of Options, and (c) 82,140 shares of common stock that Mr. Leslie has the right to acquire from us within 60 days of April 24, 2023 pursuant to the redemption of DSUs.

(8)	Includes 96,894 shares of common stock that Mr. Hannah has the right to acquire from us within 60 days of April 24, 2023 pursuant to the redemption of DSUs.
(9)	Comprised of options to purchase 828,769 shares of common stock that are currently exercisable or exercisable within 60 days of April 24, 2023.
(10)	Comprised of options to purchase 5,963,759 shares of common stock that are currently exercisable or exercisable within 60 days of April 24, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2021 to which we have been, or plan to be, a party in which the annual amount involved exceeded, or is expected to exceed, $120,000 and in which any of our executive officers, directors, promoters or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section of this proxy statement titled “Executive Compensation.”

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

On March 16, 2021, Lambda Guard Technologies Ltd, or LGTL, a company controlled by Mr. Palikaras and his wife, converted an amount of CA$290,230 into common stock of Metamaterial Inc.

Director Independence

All of our current Board of Directors are considered independent except our CEO, George Palikaras, who does not serve on any of the Board’s respective committees. The definition of “independent” used herein is based on the independence standards of The Nasdaq Stock Market LLC and as defined by SEC rules and regulations. The Board performed a review to determine the independence of these directors and made a subjective determination as to each of these directors that no transactions, relationships, or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of Meta Materials Inc. In making these determinations, the Board reviewed information provided by these directors with regard to each director’s business and personal activities as they may relate to us and our management.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees paid or accrued for the audit and other services provided by our auditor, KPMG LLP during the year ended December 31, 2022 and 2021.

	2022	2021

Audit Fees (1)	$1,573,423	$1,804,310
Tax Fees (2)	225,572	51,485
Total Fees	$1,798,995	$1,855,795

(1)	Audit Fees: This category includes amounts billed to us related to annual financial statement audit work, quarterly financial statement reviews and review of SEC registration statements.
(2)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent consultant for tax compliance, tax advice, and tax planning.

Audit Committee’s Pre-Approval Policies and Procedures

Page	14

It is the policy of the Audit Committee to pre-approve all audit and permitted non-audit services proposed to be performed by our independent auditor. All audit and permitted non-audit services performed in fiscal 2022 were pre-approved by the Audit Committee. The process for such pre-approval is typically as follows: Audit Committee pre-approval is sought at one of the Audit Committee’s regularly scheduled meetings following the presentation of information at such meeting detailing the particular services proposed to be performed. The authority to pre-approve non-audit services may be delegated by the Audit Committee, pursuant to guidelines approved by the Audit Committee, to one or more members of the Audit Committee. None of the services described above were approved by the Audit Committee pursuant to the exception provided by the Exchange Act rules.

The Audit Committee has reviewed the non-audit services provided by KPMG LLP (“KPMG”) and has determined that the provision of such services is compatible with maintaining KPMG’s independence for the period of time during which it has served as our independent auditor.

Page	15

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Filed Herewith
1.1.0	Amended and Restated Placement Agency Agreement, dated as of June 27, 2022, by and among Meta Materials Inc., Roth Capital Partners, LLC and A.G.P./Alliance Global Partners	8-K	27-Jun-22
1.2.0	At Market Issuance Sales Agreement dated February 10, 2023, by and between the Company and the Agents	8-K	10-Feb-23
1.1.2	Amended and Restated Placement Agency Agreement, dated as of June 27, 2022.	8-K	27-Jun-22
2.1.0	Arrangement Agreement between Metamaterial Inc. and Torchlight Energy Resources, Inc., dated December 14, 2020	8-K	14-Dec-20
2.1.1	Amendment to Arrangement Agreement dated February 3, 2021	8-K	3-Feb-21
2.1.2	Amendment to Arrangement Agreement dated March 11, 2021	8-K	11-Mar-21
2.1.3	Amendment to Arrangement Agreement dated March 31, 2021	8-K	1-Apr-21
2.1.4	Amendment to Arrangement Agreement dated April 15, 2021	8-K	15-Apr-21
2.1.5	Amendment to Arrangement Agreement dated May 2, 2021	8-K	3-May-21
2.1.6	Amendment to Arrangement Agreement dated June 18, 2021	8-K	21-Jun-21
2.2.0	Arrangement Agreement between Meta Materials Inc. and Nanotech Securities, dated August 4, 2021	10-K	2-Mar-22
2.3.0	Distribution Agreement Between Meta Materials Inc. and Next Bridge Hydrocarbons Inc. dated September 2,2022	10-K/A	24-Mar-23
2.4.0	Meta Materials Inc. - Next Bridge Hydrocarbons Inc. - Tax Matters Agreement, dated September 2, 2022	10-K/A	24-Mar-23
2.5.0	Meta Materials Inc. - Next Bridge Loan Agreement, dated September 2, 2022	10-K/A	24-Mar-23
2.6.0	Meta Materials Inc. & Oilco Holdings Inc - 8% Promissory Note Secure - $15 mil loan dated October 1, 2021	10-K/A	24-Mar-23
2.7.0	Stock Pledge Agreement between Gregory McCabe & Meta Materials Inc. dated September 30, 2021	10-K/A	24-Mar-23
2.8.0

Stock Purchase Agreement for the Sale and Purchase of the Entire Issued Share Capital of Plasma App Ltd., dated as of March 31, 2022, by and between Dmitry Yarmolich and Dzianis Yarmolich, on the one hand, and Meta Materials, Inc, on the other hand

		10-Q/A	1-Jun-22
2.9.0	Asset Purchase Agreement, dated as of June 16, 2022, by and between Meta Materials Inc., Optodot Corporation, and SCP Management LLC, as Securityholders’ Representative	8-K	17-Jun-22
2.10.0	Stock Purchase Agreement, dated March 31, 2022, by and between Meta Materials Inc., on the one hand, and Dmitry Yarmolich and Dzianis Yarmolich, on the other hand	10-Q/A	31-Mar-22
3.1.0	Articles of Incorporation	10-K	18-Mar-19
3.1.1	Certificate of Amendment to Articles of Incorporation dated December 10, 2014	10-Q	15-May-15
3.1.2	Certificate of Amendment to Articles of Incorporation dated September 15, 2015	10-Q	12-Nov-15
3.1.3	Certificate of Amendment to Articles of Incorporation dated August 18, 2017.	10-Q	9-Nov-18
3.1.4	Amendment to the Articles of Incorporation of Torchlight Energy Resources, Inc., dated June 14, 2021	8-K	16-Jun-21

Page	16

3.1.5	Certificate of Amendment related to the Reverse Stock Split and Name Change, filed June 25, 2021	8-K	29-Jun-21
3.2.0	Certificate of Designation of Preferences, Rights and Limitations of Series B Special Voting Preferred Stock, dated June 14, 2021	8-K	16-Jun-21
3.3.0	Certificate of Withdrawal of Certificate of Designation of Preference, Rights, and Limitations of Series A Non-Voting Preferred Stock	8-K	15-Dec-22
3.4.0	Certificate of Designation of Preferences, Rights and Limitations of Series B Special Voting Preferred Stock, dated June 14, 2021	8-K	16-Jun-21
3.5.0	Amended and Restated Bylaws	8-K	26-Oct-16
4.1.0	Form of Investor Warrant	10-K	2-Mar-22
4.2.0	Form of Broker Warrant	10-K	2-Mar-22
4.3.0	Form of Common Stock	10-K	2-Mar-22
4.4.0	Form of Common Stock Purchase Warrant (issued in June 2022)	8-K	27-Jun-22
4.5.0	Certificate of Incorporation of 2798832 Ontario Inc., dated December 9, 2020	10-K/A	24-Mar-24
4.5.1	Articles of Amendment of 2798832 Ontario Inc, dated February 3, 2021	10-K/A	24-Mar-24
4.5.2	Articles of Amendment of Metamaterial Exchangeco Inc., dated June 25, 2021	10-K/A	24-Mar-24
4.6.0	Description of Secruities	10-K/A	24-Mar-24
9.1.0	Voting and Exchange Trust Agreement by and among the Company and Metamaterial Exchangeco Inc. and AST Trust Company (Canada)	10-K/A	24-Mar-24
10.1.0	Highfield Park, Dartmouth, NS - Lease 20200828 - Original Document	10-K	2-Mar-22
10.2.0	Highfield Park, Dartmouth, NS - Lease 20210603 - Amendment June 1, 2021	10-K	2-Mar-22
10.3.0	Highfield Park, Dartmouth, NS - Subscription Agreement	10-K	2-Mar-22
10.4.0+	Employment Agreement with George Palikaras, dated July 1, 2021	10-K	2-Mar-22
10.5.0	QMB Innovation Centre, London-Lease 20221022-Modification&Expension	10-K/A	24-Mar-24
10.6.0	Burnaby-Vancouver-BC-Lease-20220601-Modification	10-K/A	24-Mar-24
10.7.0+	Employment Agreement with Kenneth Rice, dated December 11, 2020	10-K	2-Mar-22
10.8.0+	Employment Agreement with Jonathan Waldern dated December 16, 2020	10-K	2-Mar-22
10.09.0	Form of Meta Materials Inc. Indemnification Agreement (Incorporated by reference form 8-k filed with the SEC on June 29, 2021)	10-K	2-Mar-22
10.10.0	Form of Stock Option Agreement	10-Q/A	1-June-22
10.11.0	Form of Restricted Stock Unit Agreement	10-Q/A	1-June-22
10.12.0	Form of Amended and Restated Securities Purchase Agreement, dated June 27, 2022	8-K	27-June-22
10.13.0+	Amended and Restated Stock Option Plan	S-8	26-Aug-21
10.14.0+	2021 Equity Incentive Plan	S-8	22-Mar-22
10.15.0	Outside Director Compensation Plan	10-K/A	24-Mar-23
21.1.0	List of Subsidiaries	10-K/A	24-Mar-23
23.1.0	Consent of Independent Registered Public Accounting Firm	10-K/A	24-Mar-23
24.1.0	Power of Attorney	10-K	23-Mar-23
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

Page	17

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K/A	24-Mar-24
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K/A	24-Mar-24
101.SCH	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.			X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			X

Item 16. Form 10-K Summary

None.

Page	18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meta Materials Inc.

Dated: April 28, 2023	By:	/s/ George Palikaras
George Palikaras
President and Chief Executive Officer

Page	19