Form 10-Q
period 2023-06-30
META MATERIALS INC.
filed 2023-08-09
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to___________

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

As of August 7, 2023, the registrant had 477,261,145 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include statements about:

•
our business strategy,
•
our future performance,
•
our ability to achieve expected savings and benefits in association with the Realignment and Consolidation plan,
•
our strategy for protecting our intellectual property,
•
our ability to obtain necessary funding on favorable terms or at all,
•
our ability to retain and increase sales to existing customers,
•
our plan and ability to secure revenues,
•
the risk of competitors entering the market,
•
our ability to expand operations, facilities and hire and retain skilled staff,
•
our ability to obtain financing to fund future expenditures and capital requirements,
•
our plans with respect to new facilities and the scaling of our manufacturing capabilities,
•
the impact of adoption of new accounting standards,
•
statements relating to the acquisition of Plasma App Ltd., or PAL, including but not limited to the effect the acquisition will have on significantly accelerating line speed and increasing our annual capacity for NANOWEB® films as well as KolourOptik® security films,
•
statements relating to the acquisition of Optodot Corporation, including but not limited to the effect that the acquisition will have on improving the performance of our medical products for signal to noise improvement in MRI scanning and offering simpler, faster, lower-cost assembly processes compatible with current and future battery chemistries,
•
expectations regarding vehicle electrification,
•
the capabilities of our technology, including but not limited to expectations regarding NANOWEB® capacity,
•
our ability to maintain an adequate rate of revenue growth and our future financial performance, including our expectations regarding our revenue, gross profit or gross margin and operating expenses,
•
our ability to expand our business, including to expand globally and into other markets,
•
the sufficiency of our present cash and cash equivalents balances and cash flows,
•
the effect of foreign currency fluctuation, and
•
the effect of a global chip shortage.

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

•
There is no assurance that we will be able to successfully complete the Realignment and Consolidation Plan, which may affect our ability to mitigate going concern risk.
•
The Realignment and Consolidation Plan may require a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.
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
•
We may need to raise funds through debt financing in the future, which may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
•
When we hired the employees involved with our Vlepsis business, we agreed to share 50% of the profits, if any, from our Vlepsis business with the Vlepsis employees, thus our investment in the Vlepsis business will take longer to recoup. This may materially impact our profits from the Vlepsis business, and impact the rate of return on our investment in the Vlepsis business.
•
We and a former CEO and our current CEO (the “CEOs”) have received “Wells Notices” from the SEC staff recommending that the SEC bring enforcement actions against us and the CEOs which could have a material adverse effect on our business, financial condition and results of operations, prospects, and/or our stock price.
•
Our insurance coverage strategy may not be adequate to cover all liabilities to which we may be subject.
•
Our future success depends on the continued service of management and key personnel and our ability to identify, hire and retain additional personnel.
•
Our operating results fluctuate significantly because of a number of factors, many of which are beyond our control.
•
If we are unable to maintain effective disclosure controls and procedures, our business, financial position and results of operations could be adversely affected.
•
We currently rely on revenue from development services and most of our products are in the development stage. Any delay in the development or introduction of our new products could adversely affect our business, financial condition, results of operations, and cash flows.
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
•
Changes in laws, regulations or guidelines relating to our business plan and activities could adversely affect our business.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

	As of	As of
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$13,955,519	$10,090,858
Restricted cash	514,350	1,720,613
Accounts and other receivables	1,251,004	902,718
Notes receivable, net of allowance for credit loss	333,300	2,211,900
Inventory	477,197	468,027
Prepaid expenses and other current assets	3,294,151	7,202,099
Due from related parties	8,722	8,461
Total current assets	19,834,243	22,604,676
Intangible assets, net	53,906,464	56,313,317
Property, plant and equipment, net	47,680,219	42,674,699
Operating lease right-of-use ("ROU") assets	7,437,981	5,576,824
Goodwill	—	281,748,466
Total assets	$128,858,907	$408,917,982
Liabilities and stockholders’ equity
Current liabilities
Trade and other payables	$11,664,885	$16,694,211
Restructuring costs accrual	942,770	—
Current portion of long-term debt	547,336	483,226
Current portion of deferred revenues	743,255	730,501
Current portion of deferred government assistance	825,132	799,490
Funding obligation	981,873	—
Current portion of operating lease liabilities	1,059,105	967,126
Total current liabilities	16,764,356	19,674,554
Deferred revenues	467,405	479,808
Deferred government assistance	394,945	319,017
Deferred tax liability	2,491,922	3,253,985
Long-term operating lease liabilities	5,309,123	3,375,031
Funding obligation	—	180,705
Long-term debt	3,181,271	3,070,729
Total liabilities	$28,609,022	$30,353,829
Stockholders’ equity
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 471,881,955 shares issued and outstanding at June 30, 2023, and $0.001 par value; 1,000,000,000 shares authorized, 362,247,867 shares issued and outstanding at December 31, 2022	450,059	340,425
Additional paid-in capital	626,124,206	590,962,866
Accumulated other comprehensive loss	(4,480,988)	(5,242,810)
Accumulated deficit	(521,843,392)	(207,496,328)
Total stockholders’ equity	100,249,885	378,564,153
Total liabilities and stockholders’ equity	$128,858,907	$408,917,982

Commitments and contingencies (Note 21)

Subsequent events (Note 22)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue:
Product sales	$22,907	$334,113	$81,606	$502,240
Development revenue	2,007,617	2,989,614	3,361,177	5,796,182
Total revenue	2,030,524	3,323,727	3,442,783	6,298,422
Cost of sales (exclusive of items shown separately below)	758,618	701,283	1,345,646	1,407,533
Depreciation and amortization expense included in cost of sales	17,296	18,850	27,343	40,659
Stock-based compensation expense included in cost of sales	(2,936)	157,818	140,969	208,471
Gross profit	1,257,546	2,445,776	1,928,825	4,641,759
Operating expenses:
Selling & marketing	780,233	951,750	3,087,586	1,967,850
General & administrative	5,913,267	11,300,296	12,682,706	21,202,836
Research & development	5,059,614	4,118,781	10,120,370	7,208,206
Depreciation & amortization expense	3,358,527	1,801,319	6,593,022	3,453,504
Stock-based compensation expense	(2,807,086)	3,915,612	(948,647)	7,860,400
Restructuring expense	1,469,149	—	1,469,149	—
Goodwill impairment	282,173,053	—	282,173,053	—
Total operating expenses	295,946,757	22,087,758	315,177,239	41,692,796
Loss from operations	(294,689,211)	(19,641,982)	(313,248,414)	(37,051,037)
Interest expense, net	(4,522)	(142,055)	(117,520)	(306,489)
Gain (loss) on foreign exchange, net	1,162,273	(971,713)	1,447,184	(823,322)
Other expenses, net	(740,005)	(336,993)	(1,318,125)	(1,346,436)
Total other income (expense), net	417,746	(1,450,761)	11,539	(2,476,247)
Loss before income taxes	(294,271,465)	(21,092,743)	(313,236,875)	(39,527,284)
Income tax recovery	618,079	109,985	914,811	109,985
Net loss	$(293,653,386)	$(20,982,758)	$(312,322,064)	$(39,417,299)
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	439,035	(3,056,676)	761,822	(2,151,294)
Total other comprehensive income (loss)	439,035	(3,056,676)	761,822	(2,151,294)
Comprehensive loss	$(293,214,351)	$(24,039,434)	$(311,560,242)	$(41,568,593)
Basic and diluted loss per share	$(0.65)	$(0.07)	$(0.76)	$(0.13)
Weighted average number of shares outstanding - basic and diluted	452,837,999	301,488,660	411,090,600	293,481,943

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, April 1, 2023	383,744,889	$361,922	$603,693,239	$(4,920,023)	$(226,165,006)	$372,970,132
Net loss	—	—	—	—	(293,653,386)	(293,653,386)
Other comprehensive income	—	—	—	439,035	—	439,035
Issuance of common stock and warrants	87,791,213	87,791	25,759,947	—	—	25,847,738
Stock issuance costs	—	—	(2,883,446)	—	—	(2,883,446)
Exercise of stock options and warrants	1,017	1	284	—	—	285
Settlement of restricted stock units	344,836	345	(345)	—	—	—
Stock-based compensation	—	—	(2,470,473)	—	—	(2,470,473)
Deemed dividend for down round provision in warrants	—	—	2,025,000	—	(2,025,000)	—
Balance, June 30, 2023	471,881,955	450,059	626,124,206	(4,480,988)	(521,843,392)	100,249,885

Balance, April 1, 2022	286,927,265	$265,106	$467,692,775	$608,446	$(146,828,645)	$321,737,682
Net loss	—	—	—	—	(20,982,758)	(20,982,758)
Other comprehensive loss	—	—	—	(3,056,676)	—	(3,056,676)
Issuance of common stock and warrants	37,037,039	37,037	49,962,963	—	—	50,000,000
Stock issuance costs	—	—	(3,680,666)	—	—	(3,680,666)
Exercise of stock options	402,028	402	107,750	—	—	108,152
Issuance of stock in connection with acquisitions	36,443,684	36,442	67,086,069	—	—	67,122,511
Stock-based compensation	—	—	3,876,887	—	—	3,876,887
Balance, June 30, 2022	360,810,016	338,987	585,045,778	(2,448,230)	(167,811,403)	415,125,132

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance, January 1, 2023	362,247,867	$340,425	$590,962,866	$(5,242,810)	$(207,496,328)	$378,564,153
Net loss	—	—	—	—	(312,322,064)	(312,322,064)
Other comprehensive income	—	—	—	761,822	—	761,822
Issuance of common stock and warrants	105,365,182	105,365	36,219,443	—	—	36,324,808
Stock issuance costs	—	—	(3,322,231)	—	—	(3,322,231)
Exercise of stock options and warrants	2,635,261	2,635	708,896	—	—	711,531
Settlement of restricted stock units	1,633,645	1,634	(1,634)	—	—	—
Stock-based compensation	—	—	(468,134)	—	—	(468,134)
Deemed dividend for down round provision in warrants	—	—	2,025,000	—	(2,025,000)	—
Balance, June 30, 2023	471,881,955	$450,059	$626,124,206	$(4,480,988)	$(521,843,392)	$100,249,885

Balance, January 1, 2022	284,573,316	$262,751	$463,136,404	$(296,936)	$(128,394,104)	$334,708,115
Net loss	—	—	—	—	(39,417,299)	(39,417,299)
Other comprehensive loss	—	—	—	(2,151,294)	—	(2,151,294)
Issuance of common stock and warrants	37,037,039	37,037	49,962,963	—	—	50,000,000
Stock issuance costs	—	—	(3,680,666)	—	—	(3,680,666)
Exercise of stock options and warrants	2,755,977	2,757	472,137	—	—	474,894
Issuance of stock in connection with acquisitions	36,443,684	36,442	67,086,069	—	—	67,122,511
Stock-based compensation	—	—	8,068,871	—	—	8,068,871
Balance, June 30, 2022	360,810,016	$338,987	$585,045,778	$(2,448,230)	$(167,811,403)	$415,125,132

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30, 2023	June 30, 2022
	$	$
Cash flows from operating activities:
Net loss	$(312,322,064)	$(39,417,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash finance (income) expense	740,777	(12,920)
Non-cash interest expense	147,545	273,554
Non-cash interest income	(822,898)	—
Non-cash lease expense	831,505	488,299
Non-cash goodwill impairment	282,173,053	—
Deferred income tax	(914,811)	(109,985)
Depreciation and amortization expense	6,620,365	3,494,163
Impairment of assets	18,843	—
Credit loss expense	1,701,498	—
Unrealized foreign currency exchange (gain) loss	(1,674,111)	913,101
Change in deferred revenue	(23,006)	(165,466)
Non-cash government assistance	—	(3,047)
Gain on sale of property, plant and equipment	—	(783)
Stock-based compensation expense	(807,678)	7,623,207
Non-cash consulting expense	—	445,664
Changes in operating assets and liabilities	(1,554,391)	(2,531,889)
Net cash used in operating activities	(25,885,373)	(29,003,401)
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,494,362)	(8,971,435)
Proceeds from sale of property, plant and equipment	—	39,140
Proceeds from short-term investments	—	1,620,281
Proceeds from below-market capital government loan	256,240	—
Proceeds from collection of notes receivable	1,000,000	—
Acquisition of business, net of cash acquired	—	(3,486,906)
Net cash used in investing activities	(5,238,122)	(10,798,920)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	36,324,808	50,000,000
Stock issuance costs paid on the issuance of common stock and warrants	(3,322,231)	(3,680,666)
Repayments of long-term debt	(195,780)	(182,295)
Proceeds from stock option and warrants exercises	711,531	474,894
Net cash provided by financing activities	33,518,328	46,611,933
Net increase in cash, cash equivalents and restricted cash	2,394,833	6,809,612
Cash, cash equivalents and restricted cash at beginning of the period	11,811,471	47,434,472
Effects of exchange rate changes on cash, cash equivalents and restricted cash	263,565	(203,738)
Cash, cash equivalents and restricted cash at end of the period	$14,469,869	$54,040,346
Supplemental cash flow information
Accrued purchases of property, equipment and patents	$1,550,901	$1,604,903
Right-of-use assets obtained in exchange for lease liabilities	$2,225,962	$142,378

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

META MATERIALS INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

1. Corporate information

Meta Materials Inc. (also referred to herein as the “Company”, “META”, “we”, “us”, or “our”) is a global leader in advanced materials and nanotechnology. We are developing materials that we believe can improve the performance and efficiency of many current products as well as allow new products to be developed that cannot otherwise be developed without such materials. We believe META is positioned for growth, by pioneering a new category of intelligent surfaces, which will allow us to become the metamaterials industry leader. We enable our potential customers across a range of industries - consumer electronics, 5G communications, healthcare, aerospace, automotive, and clean energy - to deliver improved products to their customers. For example, our nano-optic metamaterial technology is being used to develop anti-counterfeiting security features for a Central Bank customer and currencies and authentication for Global brands. We currently have over 500 active patent documents, of which over 300 patents have been issued.

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

These unaudited condensed consolidated interim financial statements do not include all of the information and notes required by US GAAP for annual financial statements. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and notes for the years ended December 31, 2022 and 2021, filed with the Securities and Exchange Commission (the “SEC”) on Forms 10-K and 10-K/A, respectively.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the condensed consolidated interim statement of operations and comprehensive loss.

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

We have incurred net losses of $312.3 million (including $282.2 million of goodwill impairment) and $79.1 million for the six months ended June 30, 2023 and the twelve months ended December 31, 2022, respectively, and have an accumulated deficit of $521.8 million as of June 30, 2023. Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations, raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these condensed consolidated interim financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. On June 6, 2023, our board of directors approved a revised operating plan (the "Realignment and Consolidation Plan") for the remainder of 2023 pursuant to which we have begun, but not yet completed, the process of realigning our corporate structure aimed at reducing our operating expenses and focusing on key applications which represent the greatest near-term revenue potential. As part of this plan, we are exploring alternatives for certain of our technologies including Holography Technology and Wireless Sensing and Radio Wave Imaging Technology. These alternatives may include a divestiture, entering into a joint venture and/or curtailing our investment in these technologies. See Note 20 for details. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while highly possible, is less than probable because these plans are not entirely within our control and/or have not been approved by our board of directors as of the date of these condensed consolidated interim financial statements. If we are unsuccessful in obtaining financing, we will be required to assess alternative forms of action. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of these condensed consolidated interim financial statements.

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

The acquisition was accounted for as a business combination in accordance with ASC 805.

The following table presents the final allocation of consideration paid for the PAL acquisition and fair value of the assets and liabilities acquired:

Amount
Fair value of common stock issued	$15,290,320
Fair value of deferred consideration	$1,698,926
Total Consideration	$16,989,246
Net assets of PAL:
Cash and cash equivalents	$13,822
Other assets	36,104
Intangibles	12,600,000
Deferred tax liability	(3,150,000)
Goodwill	7,489,320
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

Losses from the PAL acquisition since the acquisition date included in the condensed consolidated interim statements of operations and comprehensive loss for the three and six months ended June 30, 2023 were $0.6 million and $1.2 million, respectively, excluding impairment of goodwill recognized as part of the PAL acquisition. During the three months ended June 30, 2023, we wrote off the entire amount of goodwill. See Note 10, Intangible assets and goodwill.

We have finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. There were no further changes to the purchase price allocation, as disclosed in the audited consolidated financial statements and notes for the year ended December 31, 2022.

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

The following table presents the final allocation of consideration paid for the Optodot acquisition and fair value of the assets and liabilities acquired:

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

Losses/(profit) from the Optodot acquisition since the acquisition date included in the condensed consolidated interim statements of operations and comprehensive loss for the three and six months ended June 30, 2023 were ($0.2) million and $0.3 million, respectively, excluding impairment of goodwill recognized as part of the Optodot acquisition. During the three months ended June 30, 2023, we wrote off the entire amount of goodwill. See Note 10, Intangible assets and goodwill.

We have finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. There were no further changes to the purchase price allocation, as disclosed in the audited consolidated financial statements and notes for the year ended December 31, 2022.

5. Related party transactions

As of June 30, 2023 and December 31, 2022, receivables due from a related party, Lamda Guard Technologies Ltd, or Lamda, were $8,722 and $8,461, respectively.

6. Notes receivable

Notes receivable consists of an amount due from Next Bridge Hydrocarbons Inc., or Next Bridge, which was previously a wholly-owned subsidiary of META until the completion of the spin-off transaction on December 14, 2022. One note is partially secured by a combination of shares of META’s common stock and an interest in the Orogrande Project Property. The notes receivable has been recognized at their fair value, as of December 14, 2022, subsequent to the deconsolidation of Next Bridge from our consolidated financial results.

Amounts owing from Next Bridge include:

•
An October 2021 secured promissory note, or the 2021 Note, principal amount of $15.0 million. The 2021 Note bears interest at 8% per annum, and had an original maturity date of March 31, 2023, which has since been extended to October 3, 2023, or the 2021 Note Maturity Date, as described below. If an event of default has occurred and is continuing, interest on the 2021 Note may accrue at the default rate of 12% per annum. The outstanding principal of the 2021 Note, together with all accrued interest thereon, becomes due on the 2021 Note Maturity Date. The 2021 Note is secured by a security interest in (a) a Stock Pledge Agreement dated as of September 30, 2021 between Gregory McCabe, the Pledgor, and us, or the Stock Pledge Agreement, for 1,515,000 shares of our common shares that are owned directly and beneficially by the Pledgor, and (b) pursuant to a Deed of Trust, Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Production dated as of September 30, 2021 made by Wolfbone Investments, LLC, or Wolfbone, for our benefit, or the Security Agreement, a 25% working interest beneficially owned by the Pledgor in the Orogrande Project Property as defined in the Security Agreement.
•
An unsecured note receivable for principal amount of $5.0 million, or the 2022 Note. The 2022 Note is due and payable on the 2021 Maturity Date. The 2022 Note bears interest at a fixed rate of 8% per annum if no event of default exists, and at a fixed rate of 12% per annum if an event of default exists.
•
Accrued interest on the 2021 Note and 2022 Note totaling $2.4 million as of June 30, 2023.
•
Certain costs borne by us in effecting the deconsolidation for which we expect to be reimbursed by Next Bridge.

On March 31, 2023, in exchange for a prepayment of $1.0 million of the currently outstanding principal of the aforementioned loans, we agreed with Next Bridge on the following: (a) extended the maturity date of the 2022 Note from March 31, 2023 to October 3, 2023, and (b) increased the total amount of commitments and loans made by us to Next Bridge under the Loan Agreement by $2.6 million to reflect the aforementioned costs incurred in effecting the deconsolidation.

In addition, on March 31, 2023, we amended the 2021 Note issued and payable by Next Bridge to us, to extend the maturity date from March 31, 2023 to October 3, 2023. The existing liens securing the 2021 Note were also reaffirmed by the grantors of such liens.

We assessed the fair value of the notes receivable on the deconsolidation date in accordance with ASC 820, Fair Value Measurement, and recorded $2.2 million of fair value of the Next Bridge notes receivable as of December 31, 2022. In accordance with ASC 326, Financial Instruments – Credit losses, we elected a practical expedient to account for the Next Bridge notes receivable as collateral-dependent assets, whereby estimated credit losses are based on the fair value of the collateral. For the three months ended June 30, 2023, we recorded interest income of $0.4 million and credit losses of $0.7 million. For the six months ended June 30, 2023, we recorded interest income of $0.8 million and credit losses of $1.7 million. As of June 30, 2023, the carrying value, net of the credit losses, of notes receivable was $0.3 million.

Subsequent to June 30, 2023, we entered into a Loan Sale Agreement with Gregory McCabe ("Purchaser"), under which we sold and assigned to Purchaser all of our rights, title, interests, and obligations in and to the aforementioned loans owed by Next Bridge (“Assigned Loan Interests”) in exchange for cash consideration of $6.0 million and agreeing to enter into a Stock Purchase Agreement ("SPA") for an additional $6.0 million of shares of our common stock. Assigned Loan Interests represented $24.0 million of the outstanding balance of the Next Bridge notes receivable as of the closing date of August 7, 2023 ("Closing Date"). Pursuant to the SPA, the Purchaser will be required to purchase an aggregate of $6.0 million of shares of our common stock (beginning on September 1, 2023, or as soon as possible after such date if necessary under applicable law, in monthly amounts of $250,000 for the first six months and then in monthly amounts of $500,000 for the next nine months thereafter), at a per share purchase price equal to 120% of the 5-day volume weighted average price (“VWAP”) of our common stock on the trading day preceding the date of each such purchase. See Note 22, Subsequent events, for further information.

7. Inventory

Inventory consists of photosensitive materials, lenses, laser protection film and finished eyewear, and is comprised of the following:

	As of
	June 30, 2023	December 31, 2022
Raw materials	$499,387	$490,077
Supplies	11,373	11,345
Work in process	51,006	51,589
Finished goods	45,390	42,058
Inventory provision	(129,959)	(127,042)
Total inventory	$477,197	$468,027

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of
	June 30, 2023	December 31, 2022
Prepaid expenses	$1,351,938	$2,835,660
Other current assets	544,425	365,583
Taxes receivable	1,397,788	4,000,856
Total prepaid expenses and other current assets	$3,294,151	$7,202,099

9. Property, plant and equipment, net

Property, plant and equipment consist of the following:

	Useful life	As of
	(years)	June 30, 2023	December 31, 2022
Land	N/A	$449,396	$439,309
Building	25	5,179,343	5,063,091
Computer equipment	3-5	1,400,669	775,736
Computer software	1	660,904	606,729
Manufacturing equipment	2-5	23,358,248	22,701,761
Office furniture	5-7	912,411	660,549
Leasehold improvements	5-10	21,493,571	2,172,134
Enterprise Resource Planning software	5	202,185	197,648
Assets under construction	N/A	7,588,023	20,337,338
		61,244,750	52,954,295
Accumulated depreciation and impairment		(13,564,531)	(10,279,596)
		$47,680,219	$42,674,699

Depreciation expense was $1.6 million and $0.8 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $3.1 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively.

Property, plant and equipment is pledged as security under a General Security Agreement, or a GSA, signed in favor of the Royal Bank of Canada, or RBC, on July 14, 2014, which is related to our corporate bank account and credit card and includes all property, plant and equipment and intangible assets.

10. Intangible assets and goodwill

Intangible Assets

Intangible assets consist of the following:

	Useful life	As of
	(years)	June 30, 2023	December 31, 2022
Patents	5-10	$42,986,894	$42,111,143
Trademarks		127,680	124,845
Developed technology	20	14,297,583	13,976,668
Customer contract	5	9,818,731	9,598,348
		67,230,888	65,811,004
Accumulated amortization and impairment		(13,324,424)	(9,497,687)
		$53,906,464	$56,313,317

Amortization expense was $1.8 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $3.5 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively.

Goodwill

Goodwill at December 31, 2022	$281,748,466
Effect of foreign exchange on goodwill	424,587
Impairment	(282,173,053)
Goodwill at June 30, 2023	$—

Goodwill is tested for impairment annually as of December 31 or more frequently on a reporting unit basis when events or changes in circumstances indicate that impairment may have occurred. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. Historically, we conducted our business in a single operating segment and reporting unit.

As a result of the continued and sustained decline in the price of our common shares in the three months ended June 30, 2023, we determined there to be an indicator of impairment for our one reporting unit to which goodwill is assigned. As a result, we performed a quantitative interim goodwill impairment assessment as of June 30, 2023. We concluded that the carrying value of the reporting unit was higher than its estimated fair value, and a goodwill impairment loss totaling $282.2 million was recognized in the three months ended June 30, 2022, representing the entirety of the goodwill.

The estimated fair value of the reporting unit was determined using the market valuation method, which is consistent with the methodology we used in the annual impairment test conducted at December 31, 2022. The most significant assumption used in applying this method was our share price.

11. Long-term debt

	As of
	June 30, 2023	December 31, 2022
Atlantic Canada Opportunities Agency, or ACOA, Business Development Program, or BDP, 2012 interest-free loan[1] with a maximum contribution of CA$500,000, repayable in monthly repayments commencing October 1, 2015, of CA$5,952 until June 1, 2023. Loan repayments were temporarily paused effective April 1, 2020, until January 1, 2021, as a result of the COVID-19 outbreak. As of June 30, 2023, the amount of principal drawn down on the loan, net of repayments is CA$Nil (2022 - CA$35,714).	$—	$25,880
ACOA Atlantic Innovation Fund, or AIF, 2015 interest-free loan[1,2] with a maximum contribution of CA$ 3,000,000. Annual repayments, commencing June 1, 2021, are calculated as a percentage of gross revenue for the preceding fiscal year, at Nil when gross revenues are less than CA$1,000,000, 5% when gross revenues are less than CA$10,000,000 and greater than CA$1,000,000, and CA$500,000 plus 1% of gross revenues when gross revenues are greater than CA$10,000,000. As of June 30, 2023, the amount or principal drawn down on the loan, net of repayments, is CA$2,661,293 (2022 - CA$2,661,293).	1,442,185	1,449,493
ACOA BDP 2018 interest-free loan[1,3] with a maximum contribution of CA$3,000,000, repayable in monthly repayments commencing June 1, 2021, of CA$31,250 until May 1, 2029. As of June 30, 2023, the amount of principal drawn down on the loan, net of repayments, is CA$2,218,750 (2022 - CA$2,406,250).	1,106,506	1,136,556
ACOA PBS 2019 interest-free loan[1] with a maximum contribution of CA$100,000, repayable in monthly repayments commencing June 1, 2021, of CA$1,400 until May 1, 2027. As of June 30, 2023, the amount of principal drawn down on the loan, net of repayments, is CA$65,278 (2022 - CA$73,611).	32,853	34,750
ACOA Regional Relief and Recovery Fund, or RRRF, 2020 interest-free loan with a maximum contribution of CA$390,000, repayable on monthly repayments commencing April 1, 2023, of CA$11,000 until April 1, 2026. As of June 30, 2023, the principal amount drawn down on the loan is CA$357,000 (2022 - CA$390,000).	171,732	159,642
Economic Development Agency of Canada for the Regions of Quebec, or EDC, 2022 interest-free loan[4] with a maximum contribution of CA$2,000,000 (CA$1,000,000 for building renovations and CA$1,000,000 for acquisition of equipment for Nanotech). Repayable in 60 monthly installments of CA$ 30,000, with the first repayment due in January 2026. As of June 30, 2023, the principal amount drawn down on the loan is CA$1,800,000 (2022 - CA$1,454,167).	975,331	747,634
	3,728,607	3,553,955
Less: current portion	547,336	483,226
	$3,181,271	$3,070,729

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

4 The EDC 2022 loan was used to finance building renovations and equipment purchase resulting in $409,401 of deferred government assistance as of June 30, 2023, which is being amortized over the useful life of the associated building and equipment.

12. Capital stock

Common Stock

Authorized: 1,000,000,000 common shares, $0.001 par value.

During the six months ended June 30, 2023, 2,635,161 stock options were exercised to purchase an equal number of common shares. In addition, 1,633,645 restricted stock units have vested and settled into an equal number of common shares.

At-the-Market Equity Offering Program:

On February 10, 2023, we entered into a sales agreement, or the ATM Agreement, which was amended on June 20, 2023, with an investment bank to conduct an "at-the-market" equity offering program, or the ATM, pursuant to which we may issue and sell, shares of our common stock, par value $0.001 per share, up to an aggregate of $100.0 million of shares of common stock, or the ATM Shares, from time to time.

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

During the three months ended June 30, 2023, we sold a total of 4,457,879 shares of our common stock under the ATM at a weighted average price of $0.19 per share, generating proceeds of $0.8 million, net of offering expenses.

During the six months ended June 30, 2023, we sold a total of 22,031,848 shares of our common stock under the ATM at a weighted average price of $0.51 per share, generating gross proceeds of $11.3 million and net proceeds of $11.0 million after offering expenses. As of June 30, 2023, $88.7 million of common stock remained eligible for sale under the ATM Agreement.

Registered Direct Offering:

April 2023 Offerings

On April 14, 2023, we entered into an underwriting agreement, or the Underwriting Agreement, with Ladenburg Thalmann & Co. Inc. and A.G.P/Global Alliance Partners, or the underwriters, relating to our public offering of (i) 83,333,334 shares of our common stock, par value $0.001 and (ii) warrants to purchase up to an aggregate of 83,333,334 shares of our common stock. The shares of common stock and warrants were sold together as a fixed combination, consisting of one share of common stock and a warrant to purchase one share of common stock, but are immediately separable and were issued separately in the offering. Each warrant is immediately exercisable to purchase one share of common stock at a price of $0.375 per share, or Exercise Price, subject to certain adjustments in the case of a Share Combination Event or a Dilutive Issuance as described below, and expires five years from the date of issuance. The combined price to the public in the offering for each share of common stock and accompanying warrant was $0.30. After deducting underwriting discounts and commissions and the offering expenses payable by us, the net proceeds were $22.1 million.

The gross proceeds of $25.0 million were allocated between common stock and accompanying warrants based on their relative fair values. The fair value of common stock was calculated based on the closing share price on the Issuance Date of $0.22. The fair value of the warrants was estimated using the Black-Scholes option pricing model. Accordingly, we have allocated $15.7 million as the fair value of common stock and $9.3 million as the fair value of warrants.

The warrants contain a down round provision that requires the exercise price to be adjusted if the Company sells shares of common stock below the current exercise price. If at any time and from time to time on or after April 18, 2023, the issue date of warrants, or Issue Date, and prior to the second anniversary of the Issue Date there occurs any Share Combination Event (as defined below) and the Event Market Price (as defined below) is less than the Exercise Price, then on the sixth trading day immediately following such Share Combination Event, the Exercise Price on such sixth trading day shall be reduced (but in no event increased) to the Event Market Price; provided, however, that in no event shall the Event Market Price be less than $0.076 (appropriately adjusted for any Share Combination Event occurring after the Issue Date), or the Floor Price.

A Share Combination Event occurs when we (i) pay a stock dividend or otherwise make a distribution or distributions on shares of our common stock or any other equity or equity equivalent securities payable in shares of common stock (which, for avoidance of doubt, shall not include any shares of common stock issued by us upon exercise of this warrant), (ii) subdivide outstanding shares of common stock into a larger number of shares, (iii) combine (including by way of reverse stock split) outstanding shares of common stock into a smaller number of shares, or (iv) issue by reclassification of shares of our common stock any shares of our capital stock. “Event Market Price” means, with respect to any Share Combination Event Date, the quotient determined by dividing (x) the sum of the volume weighted average price of the shares of common stock for each of the five trading days following such Share Combination Event divided by (y) five. All such determinations shall be appropriately adjusted for any stock dividend, stock split, stock combination, recapitalization or other similar transaction during such period.

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

We have evaluated the warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. We have concluded that the warrants are considered indexed to our common shares and as such they have been classified as equity.

During the three months ended June 30, 2023, we sold shares of common stock for $0.174 under the ATM Arrangement; therefore, the exercise price of these warrants was adjusted from $0.375 to $0.174. The change in fair value between the value of the warrants using the new exercise price versus the old exercise price was $2.0 million. The amount was recorded as a deemed dividend in the condensed consolidated interim statement of changes in stockholders' equity during the three months ended June 30, 2023.

June 2022 Offerings

On June 24, 2022, we entered into a securities purchase agreement (the "SPA"), as amended and restated on June 27, 2022, with certain institutional investors for the purchase and sale in a registered direct offering of 37,037,039 shares of our common stock at a purchase price of $1.35 per share and warrants to purchase 37,037,039 shares at an exercise price of $1.75 per share. This resulted in gross proceeds from the offering of $50.0 million and net proceeds of $46.3 million.

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

The warrants are exercisable six months after the date of issuance, expire five and a half years from the date of issuance and have an exercise price of $1.75 per share of common stock. We have evaluated the warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. We have concluded that the warrants are considered indexed to our common shares and as such they have been classified as equity.

The following table summarizes the changes in warrants:

	Six months ended
	June 30, 2023
	Number of
	warrants (#)	Amount
Outstanding, December 31, 2022	39,920,919	$25,319,193
Issued	83,333,334	9,317,080
Exercised	(100)	(14)
Deemed dividend for down round provision in warrants	—	2,025,000
Outstanding, June 30, 2023	123,254,153	$36,661,259

The fair value of warrants that were issued and estimated using the Black-Scholes option pricing model have the following inputs and assumptions:

Six months ended
June 30, 2023
Weighted average grant date fair value ($)	0.22
Weighted average expected volatility	84.70%
Weighted average risk-free interest rate	3.65%
Weighted average expected life of the warrants	5.0 years

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

The following table summarizes the change in outstanding DSUs:

	Number of DSUs	Weighted average grant date fair value
	#	$
Outstanding, December 31, 2022	3,910,186	$0.32
Granted	525,210	$0.22
Outstanding, June 30, 2023	4,435,396	$0.31
X
Vested, June 30, 2023	3,910,186	$0.32

We recognized $15,045 of stock-based compensation expense related to DSUs during the three and six months ended June 30, 2023.

RSU Plan

Each unit is convertible at the option of the holder into one common share of our shares upon meeting the vesting conditions.

Total stock-based compensation expense related to RSUs included in the condensed consolidated interim statements of operations was as follows:

		Three months ended		Six months ended
		June 30,		June 30,
		2023	2022	2023	2022
Cost of sales		$(180,281)	$157,818	$(36,376)	$208,471
Selling & marketing		(246,314)	114,707	(125,770)	130,200
General & administrative		(497,918)	396,997	(94,711)	517,162
Research & development		(654,206)	1,096,021	(235,185)	1,193,232
	(1)	$(1,578,719)	$1,765,543	$(492,042)	$2,049,065

(1) Estimated forfeiture rate has been changed to 45% from 0% during the second quarter ended June 30, 2023 due to the Realignment and Consolidation Plan.

The following table summarizes the change in outstanding RSUs:

	Number of RSUs (#)	Weighted average grant date fair value
Outstanding, December 31, 2022	6,506,922	$1.71
Granted	525,210	$0.22
Vested and settled	(1,633,645)	$2.49
Awards forfeited	(710,930)	$1.38
Outstanding, June 30, 2023	4,687,557	$1.34

Vested, but not yet settled, June 30, 2023	(85,169)	$1.27

Employee Stock Option Plan

Each stock option is convertible at the option of the holder into one common share upon payment of the exercise price.

Total stock-based compensation expense related to stock options included in the condensed consolidated interim statements of operations and comprehensive loss was as follows:

		Three months ended		Six months ended
		June 30,		June 30,
		2023	2022	2023	2022
Selling & marketing		$(98,237)	$60,622	$1,005	$65,015
General & administrative		(865,612)	985,932	(366,570)	4,269,400
Research & development		(282,498)	815,669	34,881	1,239,727
	(1)	$(1,246,347)	$1,862,223	$(330,684)	$5,574,142

(1) Estimated forfeiture rate has been changed to 46% from 0% during the second quarter ended June 30, 2023 due to the Realignment and Consolidation Plan.

The following table summarizes the change in our outstanding stock options:

	Number of options (#)	Average exercise price per stock option	Average exercise remaining contractual term (years)	Aggregate intrinsic value
Outstanding, December 31, 2022	33,595,044	$0.80	9.31	$17,611,251
Granted	1,519,336	$0.23		—
Forfeited	(1,250,675)	$0.84		—
Exercised	(2,635,161)	$0.27		—
Outstanding, June 30, 2023	31,228,544	$0.82	6.61	$109,875

Exercisable, June 30, 2023	25,774,708	$0.75	$3.70	$100,875

Below is a summary of the outstanding options as of June 30, 2023 and December 31, 2022:

	June 30,		December 31,
	2023		2022
Exercise price	Number outstanding #	Number exercisable #	Number outstanding #	Number exercisable #
$0.12 - $0.27	16,346,601	15,469,417	18,128,657	15,549,318
$0.89 - $1.00	2,984,668	1,822,394	2,984,668	1,822,394
$1.17 - $1.26	2,498,420	1,406,241	2,782,704	932,082
$1.31 - $1.58	6,429,744	4,107,545	6,729,904	3,054,672
$1.97 - 2.00	2,969,111	2,969,111	2,969,111	2,969,111
	31,228,544	25,774,708	33,595,044	24,327,577

The fair value of options granted during six months ended June 30, 2023 are estimated at the grant date using the following weighted-average assumptions:

Six months ended
June 30, 2023
Weighted average grant date fair value ($)	0.19
Weighted average expected volatility	84.56%
Weighted average risk-free interest rate	3.57%
Weighted average expected life of the options	1.48

14. Income taxes

We estimate our annual effective income tax rate in recording our quarterly provision for income taxes in the various jurisdictions in which we operate. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

Our effective tax rate for the three and six months ended June 30, 2023 differs from the statutory rates due to a valuation allowance as well as different domestic and foreign statutory tax rates.

Deferred tax recovery for the three months ended June 30, 2023 and 2022 was $0.6 million and $0.1 million, respectively. Deferred tax recovery for the six months ended June 30, 2023 and 2022 was $0.9 million and $0.1 million, respectively.

We have not yet been able to establish profitability or other sufficient significant positive evidence, to conclude that our deferred tax assets are more likely than not going to be realized. Therefore, we continue to maintain a valuation allowance against our deferred tax assets.

15. Net loss per share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented:

		Three months ended		Six months ended
		June 30,		June 30,
		2023	2022	2023	2022
Numerator:
Net loss		$(293,653,386)	$(20,982,758)	$(312,322,064)	$(39,417,299)
Deemed dividend for down round provision in warrants	(1)	$(2,025,000)	$-	$(2,025,000)	$-
		$(295,678,386)	$(20,982,758)	$(314,347,064)	$(39,417,299)
Denominator:
Weighted-average shares, basic		452,837,999	301,488,660	411,090,600	293,481,943
Weighted-average shares, diluted		452,837,999	301,488,660	411,090,600	293,481,943
Net loss per share
Basic		$(0.65)	$(0.07)	$(0.76)	$(0.13)
Diluted		$(0.65)	$(0.07)	$(0.76)	$(0.13)

(1) Refer to April 2023 offerings in the Note 12.

The following potentially dilutive shares were not included in the calculation of diluted shares above as the effect would have been anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Options	31,228,544	31,409,460	31,228,544	31,409,460
Warrants	123,254,153	39,920,919	123,254,153	39,920,919
DSUs	4,435,396	3,647,026	4,435,396	3,647,026
RSUs	4,687,557	6,648,184	4,687,557	6,648,184
	163,605,650	81,625,589	163,605,650	81,625,589

16. Additional cash flow information

The net changes in non-cash working capital balances related to operations consist of the following:

	Six months ended
	June 30,
	2023	2022
Grants receivable	$—	$125,558
Inventory	1,533	(34,752)
Accounts and other receivables	(332,424)	(67,162)
Prepaid expenses and other current assets	3,995,939	(685,141)
Trade payables and accruals	(5,522,384)	(1,603,016)
Restructuring costs accrual	942,770	—
Due to related party	(261)	(108,102)
Operating lease right-of-use asset	—	(231)
Operating lease liabilities	(639,564)	(159,043)
	$(1,554,391)	$(2,531,889)

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

Our initial measurement of our notes receivable at fair value from Next Bridge is classified at Level 3 in the fair value hierarchy. See Note 6 for further details.

The funding obligation (a CA$1.3 million interest free loan obtained from an international engineering and support service provider under the Industrial and Regional Benefits program) was originally recorded at its fair value and had been adjusted based on the estimated timing of the repayment of the loan. During the three months ended June 30, 2023, we determined that the funding obligation’s carrying value equals its fair value because it is now repayable upon demand. The funding obligation has also been reclassified to current liabilities within the condensed consolidated interim balance sheet.

The fair values of the funding obligation and long-term debt are classified at Level 3 in the fair value hierarchy, as each instrument is estimated based on unobservable inputs including discounted cash flows using the market rate, which is subject to similar risks and maturities with comparable financial instruments as at the reporting date.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

	June 30, 2023		December 31, 2022
Financial liability	Carrying value	Fair value	Carrying value	Fair value
Funding obligation	$981,873	$981,873	$180,705	$85,411
Long-term debt	$3,728,607	$4,769,788	$3,553,955	$2,663,460

18. Revenue

We have one operating segment based on how management internally evaluates separate financial information, business activities and management responsibility.

Revenue is disaggregated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Product sales	$22,907	$334,113	$81,606	$502,240
Contract revenue (1)	1,540,811	2,989,614	2,894,371	5,696,182
Other development revenue	466,806	—	466,806	100,000
Development revenue	2,007,617	2,989,614	3,361,177	5,796,182
	$2,030,524	$3,323,727	$3,442,783	$6,298,422

(1) A portion of contract revenue represents previously recorded deferred revenue that was recognized as revenue after satisfaction of performance obligations either through passage of time or after completion of specific performance milestones.

Customer Concentration

A significant amount of our revenue is derived from contracts with major customers. For the three and six months ended June 30, 2023, revenue from two customers, each representing more than 10% of the total revenue, accounted for $1.8 million, or 88.5%, and $3.1 million, or 88.8%, of total revenues, respectively.

During the six months ended June 30, 2023, we entered into a joint development agreement (the "JDA") with a global battery maker under which we provide research and development services in exchange for total consideration of $1.5 million. The contractual term of the JDA is 12-months ("Performance Period"). Because our research and development work, which is a single performance obligation, will be provided evenly throughout the Performance Period, we recognize revenue from the JDA based on a straight-line basis, as a time-based method, in accordance with ASC 606, Revenue Recognition. During the three and six months ended June 30, 2023, we recognized $0.4 million from the JDA.

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

For the three and six months ended June 30, 2022, revenue from one customer accounted for $3.2 million, or 97%, and $5.9 million, or 94%, respectively, of total revenues.

19. Leases

During the six months ended June 30, 2023 and 2022, we commenced the following leases:

Columbia Office Lease

In September 2022, we entered into an operating lease agreement for the space of approximately 11,642 square feet for an office in a building located in Columbia, Maryland, USA for 11 years from the commencement date of June 23, 2023, with an option to renew the lease for an additional 5 years (the "Columbia office lease"). There are step-up lease payments for each 12-month period from lease commencement, with the first 12 months fully abated. The agreement also provides the one-time option to terminate the lease effective as of the last date of the 73rd month of the lease term. We did not include the effects of exercising those options in the lease term to calculate lease liability because we concluded it is not reasonably certain that we will exercise the options. As of June 30, 2023, we recorded $2.2 million of lease liability and ROU assets associated with the Columbia office lease.

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

Billerica Office Lease

On October 1, 2022, we entered into an operating lease agreement for the space of approximately 12,655 square feet on the 2nd Floor of a commercial building located in Billerica, Massachusetts, USA, in two separate sections: 8,097 Rentable Square Footage (the "Phase 1 lease") and 4,558 Rentable Square Footage (the "Phase 2 lease"). The lease term is five years and six months for the Phase 1 lease commencing from July 1, 2023, the delivery date of the Phase 1 lease, on which the space became ready for use (the "lease commencement date"), with an option to renew the lease for an additional five years. The lease term for the Phase 2 lease depends on the delivery of the Phase 2 lease, commencing on the delivery date of Phase 2 lease, on which the space will be made readily available, and ending in December 2028, with an option to renew the lease for an additional five years. Since the lease commencement date, the Phase 1 lease requires us monthly lease payments of approximately $0.1 million over the entire lease term, subject to 3% annual upward adjustment, and additional monthly lease payments of approximately $0.1 million over five years for lease improvements made by a landlord. The Phase 2 lease is anticipated to commence in fiscal 2025. Both leases were not recognized as an operating lease as of June 30, 2023, as we had not yet occupied the premises as of June 30, 2023. We expect to recognize $1.1 million of lease liability and ROU asset for the Phase 1 lease, as of the lease commencement date. See Note 21, Commitments and contingencies, for further information.

Total operating lease expense included in the condensed consolidated interim statements of operations and comprehensive loss is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease expense	$469,369	$443,263	$869,819	$885,720
Short term lease expense	148,523	77,603	228,086	159,240
Variable and other lease expense	135,630	55,525	225,759	114,342
Total	$753,522	$576,391	$1,323,664	$1,159,302

We completed our evaluation of the provisions of ASC 842, Leases, and elected the practical expedient to not capitalize any leases with initial terms of less than twelve months on our balance sheet and include them as short-term lease expense in the condensed consolidated interim statements of operations and comprehensive loss.

Future minimum lease payments under non-cancelable operating lease obligations were as follows as of June 30, 2023:

Remainder of 2023	$633,875
2024	1,468,819
2025	1,493,735
2026	1,351,197
2027	932,629
2028	940,836
Thereafter	3,819,652
Total minimum lease payments	10,640,743
Less: interest	(4,272,515)
Present value of net minimum lease payments	6,368,228
Less: current portion of lease liabilities	(1,059,105)
Total long-term lease liabilities	$5,309,123

The table above does not include the future minimum lease payments for the Billerica office lease that haven't been commenced as of June 30, 2023. The total minimum lease payments for the Phase 1 lease of Billerica office lease are $1.3 million in the next 5.5 years. See Note 21 for further information.

20. Realignment and consolidation plan

On June 6, 2023, our board of directors approved the Realignment and Consolidation Plan for the remainder of 2023 pursuant to which we have begun, but not yet completed, the process of realigning our corporate structure aimed at reducing our operating expenses and focusing on key applications which represent the greatest near-term revenue potential. This strategic initiative is designed to adapt to changing market conditions, enhance efficiency, and reduce our cash burn rate.

We accrue costs in connection with ongoing restructuring actions. These accruals include estimates primarily related to employee headcount, local statutory benefits, and other employee termination costs. We calculate severance obligations based on standard customary practices. Accordingly, as of June 30, 2023, we recorded $0.9 million provisions for severance when probable and estimable since we committed to the Realignment and Consolidation Plan. These accruals are reviewed on a quarterly basis and changes to restructuring actions are appropriately recognized when identified.

Total estimated realignment and consolidation charges are expected to be $2.6 million, which includes employee termination costs and severance benefits. Of which $1.5 million of employee termination costs and severance benefits had been incurred as of June 30, 2023. The Realignment and Consolidation Plan is expected to be completed by the end of 2023. Cash payments in the three months ended June 30, 2023 were $0.5 million. The costs related to restructuring activities have been recorded in the restructuring expense on the condensed consolidated interim statement of operations and comprehensive loss.

21. Commitments and contingencies

Legal Matters

SEC Subpoena:

In September 2021, we received a subpoena from the Securities and Exchange Commission, Division of Enforcement, in a matter captioned In the Matter of Torchlight Energy Resources, Inc., or Torchlight. The subpoena requested that we produce certain documents and information related to, among other things, the merger involving Torchlight and Metamaterial Inc.

On July 20, 2023, the enforcement staff of the SEC provided us, our former Chief Executive Officer, John Brda, and our Chief Executive Officer, George Palikaras, with “Wells Notices.” See Note 22, Subsequent events, for details. We can offer no assurances as to the outcome of this investigation or its potential effect, if any, on us or our results of operation.

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

Shareholder Derivative Action:

On January 14, 2022, a shareholder derivative action was filed in the U.S. District Court for the Eastern District of New York captioned Hines v. Palikaras, et al., No. 1:22-cv-00248. The complaint names as defendants certain of our current officers and directors, certain former Torchlight officers and directors, and us (as nominal defendant). The complaint, purportedly brought on our behalf, asserts claims under Section 14(a) of the Exchange Act, contribution claims under Sections 10(b) and 21D of the Exchange Act, and various state law claims such as breach of fiduciary duties and unjust enrichment. The complaint seeks, among other things, unspecified compensatory damages in our favor, certain corporate governance related actions, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. On March 9, 2022, the Court entered a stipulated order staying this action until there is a ruling on a motion to dismiss in the securities class action.

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

Contractual Commitments and Purchase Obligations

a)
During 2018, we arranged a guarantee/standby letter of credit with RBC in favor of Satair A/S for $500,000 in relation to an advance payment received. In the event we fail to deliver the product as per the contract or refuse to accept the return of the product as per the buyback clause of the contract or fails to repay the advance payment in accordance with the conditions of the agreement signed with Satair on September 18, 2018, Satair shall draw from the letter of credit with RBC. Borrowings from the letter of credit with RBC are repayable on demand. The letter of credit from RBC is secured by a performance security guarantee cover issued by Export Development of Canada. Further, this guarantee/standby letter of credit expires on October 5, 2023. As of June 30, 2023, no amount has been drawn from the letter of credit with RBC.
b)
On December 8, 2016, we entered into a cooperation agreement with a large aircraft manufacturer to co-develop laser protection filters for space and aeronautical civil and military applications, metaAIR®, and support the setup of manufacturing facilities for product certification and development. The cooperation agreement includes financial support provided to us in the form of non-recurring engineering costs of up to $4.0 million to be released upon agreement of technical milestones in exchange for a royalty fee due by us on gross profit after sales and distribution costs. The total royalty fee to be paid may be adjusted based on the timing of our sales and the amount ultimately paid to us by the large aircraft manufacturer to support the development.
c)
Certain nano-optic products are subject to a 3% sales royalty in favor of Simon Fraser University, or SFU, where certain elements of the nano-optic technology originated. Royalties were $1,979 and $Nil during the six months ended June 30, 2023 and 2022, respectively. In 2014, our wholly owned subsidiary, Nanotech, prepaid royalties that would offset against future royalties owed as part of the transfer of the intellectual property from SFU, of which $193,462 remains prepaid as at June 30, 2023 (December 31, 2022 - $195,441).
d)
Product revenue associated with six patents acquired by Nanotech is subject to royalties. We agreed to share 10% of any revenues related to the patents received from a specific customer for a period of two years and ongoing royalties of 3% to 6% on other revenues derived from the patents for a period of five years. There were no royalties during the six months ended June 30, 2023 (2022 - $Nil). See Note 18.
e)
On October 1, 2022, we entered into an operating lease agreement for the space of approximately 12,655 square feet on the 2nd floor of a commercial building located in Billerica, Massachusetts, USA, in two separate sections: Phase 1 lease of 8,097 rentable square footage and Phase 2 lease of 4,558 rentable square footage. This was not recognized as an operating lease as of June 30, 2023, as we had not yet occupied either premise as of June 30, 2023. The lease term is 5 years and 6 months for Phase 1 lease commencing from July 1, 2023, the delivery date of Phase 1 lease, on which the space became ready for use, with an option to renew the lease for an additional 5 years. The lease term for Phase 2 depends on the delivery of Phase 2 lease, commencing on the delivery date of Phase 2 lease, on which the space will be made readily available, and ending in December 2028. Lease payments are to commence from the delivery date for the respective phase until the end of the lease term with an option to renew the lease for an additional 5 years. Annual lease payments will be $18.00 per square foot in Lease Year 1, $18.50 per square foot in Lease Year 2, $19.00 per square foot in Lease Year 3, $19.50 per square foot in Lease Year 4, and $20.00 per square foot in Lease Year 5. Subsequently, we agreed to pay a $7,397 of additional monthly rent over the five years starting from the lease commencement date for building improvements made by the landlord. Phase 1 lease commenced on 1st July 1, 2023. See Note 19 and Note 22 for further information.
f)
In September 2022, we entered into a supply agreement with an American paint and coatings company to purchase at least 20,000 pounds of raw materials (the "Minimum Purchase Obligation") in the three years. The total contract price for the minimum purchase obligation is $1.1 million. As of June 30, 2023, we have $1.1 million of non-cancelable orders, for which $0.7 million is expected to be paid in the fiscal year 2023 and the remaining $0.4 million is expected to be paid in the fiscal year 2024.
g)
On September 30, 2022, we entered into an amended supply agreement with a German manufacturer who supplies holographic raw materials for the three years from the effective date of November 1, 2022. As of June 30, 2023, we have a non-cancelable order of $0.3 million.

As of June 30, 2023, we had ongoing commitments for maintenance contracts and asset purchases as follows:

	Long-term debt	Lease signed but not commenced	Commitment in relation to Realignment and Consolidation Plan	Other contractual commitment	Total
Remainder of 2023	$576,915	$117,255	$942,770	$1,063,700	$2,700,640
2024	629,177	236,534	—	382,593	1,248,305
2025	1,087,962	240,583	—	—	1,328,544
2026	1,324,910	244,631	—	—	1,569,541
2027	560,126	248,680	—	—	808,806
2028	555,136	206,322	—	—	761,458
Thereafter	661,820	—	—	—	661,820
	$5,396,046	$1,294,005	$942,770	$1,446,293	$9,079,114

22. Subsequent events

Sales Under the ATM Equity Offering Program

Subsequent to June 30, 2023, we sold a total of 3,756,991 shares of our common stock under the ATM at a weighted average price of $0.19 per share, generating gross proceeds of $0.7 million.

SEC Investigation

On July 20, 2023, the enforcement staff of the SEC provided us, our former Chief Executive Officer, John Brda, and our Chief Executive Officer, George Palikaras, with Wells Notices relating to the Investigation. The Wells Notices each state that the SEC staff has made a preliminary determination to recommend that the SEC file a civil enforcement action against the recipients alleging violations of certain provisions of the U.S. federal securities laws. Specifically, the Wells Notice received by us states that the proposed action would allege violations of Section 17(a) of the Securities Act; Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder; and Regulation FD.

A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. It allows the recipients the opportunity to address the issues raised by the enforcement staff before a decision is made by the SEC on whether to authorize any enforcement action. If the SEC were to authorize an action against us and/or any of the individuals, it could seek an injunction against future violations of provisions of the federal securities laws, the imposition of civil monetary penalties, and other equitable relief within the SEC’s authority. The SEC could also seek an order barring the individuals from serving as an officer or director of a public company. In addition, the SEC could seek disgorgement of an amount that may exceed our ability to pay.

The results of the Investigation and the Wells Notice process and any corresponding enforcement action against us or any of the individuals discussed above, and the costs, timing, and other potential consequences of responding and complying therewith, including any indemnification obligations of us, are unknown at this time.

Our Board of Directors is reviewing the Wells Notices but has not yet determined its next course of action regarding the Wells Notices. No financial impact of a loss contingency has been recognized in the condensed consolidated interim financial statements, as this matter does not meet the required criteria of being both probable and reasonably estimated at this time.

Sale of Next Bridge Notes Receivable

On August 7, 2023, we entered into a Loan Sale Agreement with Gregory McCabe, or Purchaser, under which we sold and assigned to Purchaser all of our rights, title, interests, and obligations in and to those certain loans due from Next Bridge described in Note 6, Notes receivable, in exchange for cash consideration of $6.0 million and agreeing to enter into an SPA for an additional $6.0 million of shares of our common stock. Assigned Loan Interests represented $24.0 million of the outstanding balance of the Next Bridge notes receivable as of the Closing Date.

Immediately after the Closing Date and by no later than August 28, 2023, we will negotiate with Purchaser and execute the SPA, escrow agreement and any other required transaction documents pursuant to which: (A) upon a monthly put by us, Purchaser will agree to purchase an aggregate of $6.0 million of shares of our common stock (beginning on September 1, 2023, or as soon as possible after such date if necessary under applicable law, in monthly amounts of $250,000 for the first six months and then in monthly amounts of $500,000 for the next nine months thereafter), at a per share purchase price equal to 120% of the 5-day VWAP of our common stock on the trading day preceding the date of each such purchase, (B) an escrow agent would hold all of the shares of our common stock that Purchaser has purchased after the Closing Date with any portion of this $6.0 million until the last payment is made, and (C) in the event of a default under such stock purchase agreement, Purchaser will forfeit all of the shares of our common stock described in clause (B) of this paragraph and held by such escrow agent and return such shares to us. In addition, until Purchaser has purchased $6.0 million of shares of our common stock, Purchaser shall have a call option to purchase the then-remaining balance of the $6.0 million of shares of our common stock at a per share purchase price equal to 120% of the 5-day VWAP on the trading day preceding the date of Purchaser’s exercise of such call option (subject to compliance with applicable law and subject to compliance with all Nasdaq rules, including the “20% rule”).

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

OVERVIEW

Meta Materials Inc. (also referred to herein as the “Company”, “META®”, “META” “we”, “us”, or “our”) is a leader in advanced materials and nanotechnology. We are developing materials that we believe can improve the performance and efficiency of many current products as well as allow new products to be developed that cannot otherwise be developed without such materials. We believe META is positioned for growth, by pioneering a new category of intelligent surfaces, which will allow us to become the metamaterials industry leader. We enable our potential customers across a range of industries - consumer electronics, 5G communications, healthcare, aerospace, automotive, and clean energy - to deliver improved products to their customers. Our principal executive office is located at 60 Highfield Park Drive, Dartmouth, Nova Scotia, Canada.

During the second quarter ended June 30, 2023, we have begun to implement a plan to aimed at reducing our operating expenses and focusing on key applications which represent the greatest near-term revenue potential. We are focusing on NCORE™ and NPORE® which provides a solution for safer, lighter, and more sustainable batteries, expansion of our production capacity in our banknote and brand security lines, preparation for commercial launch of KolourOptik®Stripe technology and development of our multiple-gigapixel, wide area motion imagery system. For more information regarding our business, see Part I, Item I (Business), of Form 10-K/A filed on March 24, 2023.

Over the second quarter ended June 30, 2023, our net revenues increased compared to the first quarter ended March 31, 2023. Our net development revenue in the second quarter ended June 30, 2023 has increased compared to the first quarter ended March 31, 2023 mainly due to $0.4 million revenue from a new joint development agreement related to battery materials and a $0.2 million increase from contract services with a G10 central bank.

Over the past two quarters, our operating expenses have decreased. Our selling and marketing expenses decreased due to a decrease in salaries and benefits and accrued bonuses. Our general and administrative expenses decreased mainly due to a decrease in salaries and benefits, accrued bonuses and consulting fees. During the quarter ended June 30, 2023, our research and development expenses increased as compared to the quarter ended March 31, 2023, primarily resulting from an increase in research and development materials and subcontracting and consulting services, partially offset by a decrease in salaries and benefits and accrued bonuses.

Recent Developments

SEC Investigation

On July 20, 2023, the enforcement staff of the SEC provided us, our former Chief Executive Officer, John Brda, and our Chief Executive Officer, George Palikaras, with Wells Notices relating to the Investigation. The Wells Notices each state that the SEC staff has made a preliminary determination to recommend that the SEC file a civil enforcement action against the recipients alleging violations of certain provisions of the U.S. federal securities laws. Specifically, the Wells Notice received by us states that the proposed action would allege violations of Section 17(a) of the Securities Act; Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder; and Regulation FD.

A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. It allows the recipients the opportunity to address the issues raised by the enforcement staff before a decision is made by the SEC on whether to authorize any enforcement action. If the SEC were to authorize an action against us and/or any of the individuals, it could seek an injunction against future violations of provisions of the federal securities laws, the imposition of civil monetary penalties, and other equitable relief within the SEC’s authority. The SEC could also seek an order barring the individuals from serving as an officer or director of a public company. In addition, the SEC could seek disgorgement of an amount that may exceed our ability to pay.

The results of the Investigation and the Wells Notice process and any corresponding enforcement action against us or any of the individuals discussed above, and the costs, timing, and other potential consequences of responding and complying therewith, including any indemnification obligations of us, are unknown at this time.

Our Board of Directors is reviewing the Wells Notices but has not yet determined its next course of action regarding the Wells Notices. No financial impact of a loss contingency has been recognized in the condensed consolidated interim financial statements, as this matter does not meet the required criteria of being both probable and reasonably estimated at this time.

Realignment and Consolidation Plan

On June 6, 2023, our board of directors approved the Realignment and Consolidation Plan for the remainder of 2023 pursuant to which we have begun, but not yet completed, the process of realigning our corporate structure aimed at reducing our operating expenses and focusing on key applications which represent the greatest near-term revenue potential. This strategic initiative is designed to adapt to changing market conditions, enhance efficiency, and reduce our cash burn rate. As part of this plan, As part of this plan, we are exploring alternatives for certain of our technologies including Holography Technology and Wireless Sensing and Radio Wave Imaging Technology. These alternatives may include a divestiture, entering into a joint venture and/or curtailing our investment in these technologies.

The primary objectives of the Realignment and Consolidation Plan are as follows:

•
Cost Reduction: We evaluate all areas of our operations to identify cost-saving opportunities without compromising the quality of our products and services.
•
Process Optimization: We review and enhance our internal processes, workflows, and systems to increase operational efficiency and eliminate redundancies.
•
Resource Allocation: We realign our resources to focus on core business activities and high-priority projects, allowing us to better allocate our time, talent, and capital.

In order to accomplish the above objectives, we have begun to undertake the following key measures as part of the Realignment and Consolidation Plan:

•
Workforce Optimization: We have assessed our current workforce structure and are currently in the process of making necessary adjustments to ensure the right talent is in the right positions. This involves reassignments, redeployments or selective workforce reductions in areas where deemed necessary.
•
Departmental Reorganization: We have reviewed the structure of our departments and functions, seeking opportunities for consolidation and realignment to eliminate duplication and improve cross-functional collaboration.
•
Operational Efficiency Enhancements: We are in the process of implementing measures to enhance productivity and operational efficiency, such as process reengineering, automation, and technology upgrades where appropriate.
•
Cost Containment Strategies: We will closely scrutinize all non-essential expenditures and implement cost containment strategies, including supplier contract terminations or renegotiation, resource optimization and expense reduction initiatives across various areas of our business.

Total estimated realignment and consolidation charges are expected to be $2.6 million, including employee termination costs and severance benefits, of which, $1.5 million of employee termination costs and severance benefits had been incurred as of June 30, 2023. Our average monthly cash burn rate before we started to implement the Realignment and Consolidation Plan was $5.7 million, which is expected to be reduced to between $2.6 million and $3.8 million, representing a reduction of approximately 54% to 33% respectively, by the end of the year ending December 31, 2023. We are currently engaged in a thorough and comprehensive assessment process to identify the best possible utilization of the assets related to Holography Technology and Wireless Sensing and Radio Wave Imaging Technology. As a result of the assessment, we may recognize additional impairment loss of other long-term assets. The implementation of the Realignment and Consolidation Plan will continue through the remainder of the fiscal year ending December 31, 2023.

Underwritten Public Offering

On April 14, 2023, we entered into the Underwriting Agreement, relating to our public offering of (i) 83,333,334 shares of our common stock, par value $0.001 and (ii) warrants to purchase up to an aggregate of 83,333,334 shares of our common stock. The shares of common stock and warrants were sold together as a fixed combination, consisting of one share of common stock and a warrant to purchase one share of common stock, but are immediately separable and will be issued separately in the offering. Each warrant is exercisable to purchase one share of common stock at a price of $0.375 per share, which was subsequently reduced to $0.174 based on the down round provisions in the case of a Share Combination Event or a Dilutive Issuance as described in Note 12, Capital stock, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report on Form 10-Q, and expires five years from the date of issuance. The combined price to the public in the offering for each share of common stock and accompanying warrant was $0.30. After deducting underwriting discounts and commissions and estimated offering expenses payable by us, the net proceeds were $22.1 million. See Note 12, Capital stock, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report on Form 10-Q for further information.

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

Mr. Joshi and Ms. Corrales each have participated in our Outside Director Compensation Plan, including an initial grant of Restricted Stock Units valued at $100,000. Each of Mr. Joshi or Ms. Corrales have entered into our standard form of indemnification agreement for directors and executive officers.

On April 20, 2023, Kenneth Rice was terminated as our Chief Financial Officer and Chief Operating Officer and decided to retire and on April 21, 2023, Jonathan Waldern was terminated as our Chief Technology Officer. In connection with their departures, each of Mr. Rice and Mr. Waldern received the severance payment and benefits provided under their respective employment agreements with us for a termination without cause, subject to his execution of a release and discharge agreement and compliance with post-termination restrictive covenants.

Also on April 20, 2023, Uzi Sasson was appointed as our Chief Financial Officer and Chief Operating Officer. Mr. Sasson assumed the duties of the principal financial officer and principal accounting officer as of his date of hire.

On April 20, 2023, we entered into an executive employment agreement with Mr. Sasson, or the Sasson Employment Agreement, pursuant to which we agreed to employ Mr. Sasson as our Chief Financial Officer and Chief Operating Officer, effective as of the Effective Date, for an indefinite term in consideration of an initial annual base salary of $375,000. Mr. Sasson is eligible to receive an annual bonus with a target of 65% of his base salary as determined by the Board in its sole discretion, based on achievement of Company performance and Mr. Sasson’s individual performance goals. This annual bonus will be prorated for 2023. In addition, in connection with the execution of the Employment Agreement with us, Mr. Sasson has received a stock option to purchase 300,000 shares of our common stock which will vest 25% annually over four years, subject to Mr. Sasson’s continued service with us through each vesting date. Mr. Sasson has received a long-term incentive equity grant with an aggregate grant date value of $500,000 (an “LTIP Grant”), computed using the Black Scholes valuation model, subject to Mr. Sasson’s continued employment through the grant date. The LTIP Grant will consist of 50% in stock options and 50% in restricted stock units and is expected to vest over a four-year period, with 25% of such options and restricted stock units vesting annually over the next four years after the date of grant. In the event that Mr. Sasson’s employment with us is terminated, he will be eligible for severance benefits in accordance with our established policies, if any, then in effect.

In accordance with our customary practice, we have also entered into our standard form of indemnification agreement with Mr. Sasson.

Appointment of Chief Legal Officer

On July 12, 2023, we entered into an executive employment agreement with Mr. D. Daniel (Dan) Eaton, as our Chief Legal Officer.

Mr. Eaton joined us as our Chief Legal Officer with a strong background in the technology industry. With previous General Counsel roles at Katena Computing Technologies, Inc., Netronome Systems, Inc., and Zilog Inc., Mr. Eaton brings a wealth of expertise in legal affairs and corporate governance. Beyond his legal expertise, Mr. Eaton has a successful track record in managing several 8-figure acquisitions, including significant transactions with Zilog, Inc. and IXYS Corporation, showcasing his strategic vision and ability to drive business growth through M&A activities. Mr. Eaton is licensed to practice law in the State of California and the United States Patent and Trademark Office and is well-versed in intellectual property rights and protection strategies. He also holds 12 issued patents on a variety of technical innovations. Mr. Eaton's education encompasses both legal and technical knowledge, having received a Juris Doctor from Santa Clara University and a Bachelor of Science degree from New Mexico State University.

Next Bridge Notes Receivable

As of June 30, 2023, we recorded credit losses of $1.7 million based on the Company's election to estimate credit loss based on the fair value of the collateral for the Next Bridge notes receivable in accordance with ASC 326.

Subsequent to June 30, 2023, we entered into a Loan Sale Agreement with Gregory McCabe, Purchaser, under which we sold and assigned to Purchaser all of our rights, title, interests, and obligations in and to those certain loans due from Next Bridge described in Note 6, Notes receivable, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report on Form 10-Q, in exchange for cash consideration of $6.0 million and agreeing to enter into an SPA for an additional $6.0 million of shares of our common stock. Pursuant to the SPA, the Purchaser will be required to purchase an aggregate of $6.0 million of shares of our common stock (beginning on September 1, 2023, or as soon as possible after such date if necessary under applicable law, in monthly amounts of $250,000 for the first six months and then in monthly amounts of $500,000 for the next nine months thereafter), at a per share purchase price equal to 120% of the 5-day VWAP of our common stock on the trading day preceding the date of each such purchase.

See Note 22, Subsequent events, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report on Form 10-Q for further information.

Known Trends and Uncertainties:

Impact from the Realignment and Consolidation Plan

With the implementation of the Realignment and Consolidation Plan, we anticipate achieving substantial cost savings and a lower cash burn rate that will positively support our sustainable growth. However, we expect to record a total of $2.6 million of one-time realignment and consolidation charges during fiscal 2023, which will reduce those benefits from the implementation of the Realignment and Consolidation Plan.

Expanding Operations and Facilities of Core Business

We are expanding capacity and facilities to support a growing range of market opportunities for our core business. This includes new development facilities in Maryland for Electro Optics and IR and in Massachusetts for the Battery Materials team. These activities require capital investments and increased overhead for leased facilities. Further, R&D expense related to our core business is expected to increase as a result of expanding operations of our core business. The timing of new customer programs and revenues associated with these expansions is uncertain and we may require additional financing to support the related cash consumption.

Inflation

A prolonged period of inflation in Europe, particularly for energy costs, could cause shortages or material cost increases for certain key raw materials, for which we depend on European suppliers. Specifically, shortages or cost increases in certain polymers used in our Holography products could result in higher costs for these products that may not be able to be passed on to our customers.

Inflation in North America, for labor costs and transportation costs in particular, could elevate our costs of hiring new team members and cause increases in our labor costs for existing team members. In addition, rising transportation costs are likely to increase our costs for shipping our products and the costs associated with our material purchases.

Vehicle Electrification

The transition from internal combustion engine, or ICE, vehicles to electric vehicles, or EVs, may be accelerated by recent disruptions in global oil supply, reduced investment in new domestic oil exploration, and increased government support for domestic EV production, battery and battery materials supply chain, and EV charging infrastructure. This may increase the opportunity for META to scale up battery materials production, acquire new battery component customers, and obtain government funding for capital projects. It could also accelerate demand for certain of our NANOWEB® products targeting EVs.

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

NANOWEB® Capacity

Our NANOWEB® products have not yet reached the required manufacturing scale to enable us to address the volume demands of a number of our target vertical markets. We must either design, develop and procure additional internal capacity to produce NANOWEB® in higher volume and larger formats or identify outsourced suppliers capable of producing our designs. Internal capacity expansion may require higher capital expenditures and faces the risk of supply chain delays. Outsourced production may increase variable costs and put pressure on gross margins as we scale volumes. We are in negotiations for a strategic partnership to achieve 60cm capacity with a leading consumer electronics manufacturer.

Foreign Currency Fluctuation Risk

As we continue to expand our business globally, we presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Fluctuations in the value of currencies, such as Canadian Dollar, British Pound and Euro against the US Dollar could adversely impact our revenue and operating and labor costs. In addition, items included in the financial statements of each of META and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”) while our reporting currency is in US Dollar. As such, our financial results and positions are exposed to changes in exchange rates between the US Dollar and Canadian Dollar, the British Pound, and Euro. For the six months ended June 30, 2023, approximately 86.2% of our consolidated revenue and 15.8% of operating expenses were recorded in our entities whose functional currency is other than US Dollar and approximately 87.3% of Cash and Cash equivalents, 87.4% of Property and Equipment, and 49.4% of Accounts Payable and Accruals were recorded in such entities whose functional currency is other than US Dollar as of June 30, 2023.

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

Critical Accounting Estimates

Our condensed consolidated interim financial statements and the related notes thereto are prepared in accordance with U.S. GAAP. The preparation of condensed consolidated interim financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

Cost of Sales

Cost of Sales consists of direct material used in production, depreciation expenses of machinery and equipment used in production, salaries and benefits relating to the production staff, and other overheads allocated to production.

	Three months ended June 30,				Six months ended June 30,
	2023	2022	Change		2023	2022	Change
Product sales	$22,907	$334,113	$(311,206)	-93%	$81,606	$502,240	$(420,634)	-84%
Development revenue	2,007,617	2,989,614	(981,997)	-33%	3,361,177	5,796,182	(2,435,005)	-42%
Total revenue	2,030,524	3,323,727	(1,293,203)	-39%	3,442,783	6,298,422	(2,855,639)	-45%
Cost of sales (exclusive of items shown separately below)	758,618	701,283	57,335	8%	1,345,646	1,407,533	(61,887)	-4%
Depreciation and amortization included in cost of sales	17,296	18,850	(1,554)	-8%	27,343	40,659	(13,316)	-33%
Stock-based compensation included in cost of sales	(2,936)	157,818	(160,754)	-102%	140,969	208,471	(67,502)	-32%
Gross profit	$1,257,546	$2,445,776	$(1,188,230)	-49%	$1,928,825	$4,641,759	$(2,712,934)	-58%
Gross profit percentage	62%	74%	92%		56%	74%	95%

Comparison of the Three and Six Months Ended June 30, 2023 to the Three and Six Months Ended June 30, 2022:

Product Sales

The decrease in product sales for the three and six months ended June 30, 2023 of $0.3 million and $0.4 million, respectively, as compared to the same periods of 2022, is primarily due to a reduction in sales orders.

Development Revenue

The decrease in development revenue for the three and six months ended June 30, 2023 of $1.0 million and $2.4 million is mainly due to the decrease in our lithography revenue - banknotes applications due to larger contracts in 2022, partially offset by $0.4 million of revenue recognized from the joint development agreement with a global battery maker during the three months ended June 30, 2023. We derive a significant portion of our revenue from contract services with a confidential G10 central bank. In 2021, we acquired Nanotech which had a development contract for up to $41.5 million over a period of up to five years. These contract services incorporate both nano-optic and optical thin film technologies and are focused on developing authentication features for future banknotes.

Cost of Sales

The increase in cost of sales for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was due to increased production cost, which is driven by more labor intensive tasks required for the current contracts compared to the contracts in the prior year, partially offset by lower material cost. The decrease in cost of sales for the six months ended June 30, 2023 as compared to the same period of 2022 was mainly due to a decrease in material consumption, partially offset by increased production cost.

Operating Expenses

	Three months ended June 30,				Six months ended June 30,
	2023	2022	Change		2023	2022	Change
Operating Expenses
Selling & marketing	$780,233	$951,750	$(171,517)	-18%	$3,087,586	$1,967,850	$1,119,736	57%
General & administrative	5,913,267	11,300,296	(5,387,029)	-48%	12,682,706	21,202,836	(8,520,130)	-40%
Research & development	5,059,614	4,118,781	940,833	23%	10,120,370	7,208,206	2,912,164	40%
Depreciation & amortization expense	3,358,527	1,801,319	1,557,208	86%	6,593,022	3,453,504	3,139,518	91%
Stock-based compensation expense	(2,807,086)	3,915,612	(6,722,698)	-172%	(948,647)	7,860,400	(8,809,047)	-112%
Restructuring expense	1,469,149	—	1,469,149	100%	1,469,149	—	1,469,149	100%
Goodwill impairment	282,173,053	—	282,173,053	100%	282,173,053	—	282,173,053	100%
Total operating expenses	$295,946,757	$22,087,758	$273,858,999	1240%	$315,177,239	$41,692,796	$273,484,443	656%

Selling & marketing

The decrease in selling & marketing expenses of $0.2 million for the three months ended June 30, 2023, as compared to the same period of 2022, is mainly due to a $0.6 million decrease in bonus accrual, partially offset by a $0.2 million increase in salaries and benefits and a $0.2 million increase in consulting fees.

The increase in selling & marketing expenses of $1.1 million for the six months ended June 30, 2023, as compared to the same period of 2022, is mainly due to a $0.9 million increase in salaries and benefits and a $0.7 million increase in consulting fees, partially offset by a $0.4 million reduction in bonus accrual.

The increased salary and benefit expenses in the three and six months ended June 30, 2023 as compared to the same periods of 2022 resulted from increases in headcount in the latter part of 2022 to acquire talent and grow the sales and marketing team.

General & administrative

The decrease in general & administrative expenses of $5.4 million for the three months ended June 30, 2023, as compared to the same period of 2022, is primarily due to a $4.4 million decrease in professional fees as a result of the reduced legal cost associated with the SEC investigation, the related lawsuits and acquisition costs and a $1.6 million decrease in bonus accrual and $0.4 million decrease in travel and other expenses, partially offset by a $0.5 million increase in insurance costs due to expanded insured assets, $0.3 million increase in rent and utilities, $0.1 million increase in stock exchange fee and $0.1 million increase in director fees.

The decrease in general & administrative expenses of $8.5 million for the six months ended June 30, 2023, as compared to the same period of 2022, primarily resulted from a $8.5 million decrease in professional fees mainly due to the reduced legal cost associated with the SEC investigation, the related lawsuits and acquisition costs and a $1.3 million decrease in bonus accrual, partially offset by a $0.5 million increase in insurance cost due to expanded insured assets, a $0.4 million increase in salaries and benefits as a result of increased headcount, a $0.1 million increase in stock exchange fee, a $0.1 million increase in IT & software related costs and a $0.1 million increase in director fees.

Research & development

The increase in research & development expenses of $0.9 million for the three months ended June 30, 2023, as compared to the same period of 2022, is primarily due to a $0.9 million increase in R&D materials, a $0.4 million increase in intellectual property related cost, a $0.4 million increase in salaries and benefits due to increased headcount through all locations as a result of 1) expansion in facilities and laboratories, and 2) the acquisitions of PAL and Optodot in Q2 2022, $0.2 million increase in outsourcing costs and a $0.1 million increase in travel and other expenses, partially offset by a $1.0 million reduction in bonus accrual.

The increase in research & development expenses of $2.9 million for the six months ended June 30, 2023, as compared to the same period of 2022, is primarily due to a $1.6 million increase in salaries and benefits due to increased headcount through all locations as a result of 1) expansion in facilities and laboratories, and 2) the acquisitions of PAL and Optodot in Q2 2022, $0.9 million increase in

R&D materials, a $0.7 million increase in intellectual property related cost, a $0.2 million increase in outsourcing costs and a $0.2 million increase in rent and utilities, partially offset by a $0.7 million reduction in bonus accrual.

Depreciation & amortization expense in Operating expenses

For the three and six months ended June 30, 2023 as compared to the same periods of 2022, depreciation and amortization expense increased by $1.6 million and $3.1 million, respectively. The increase was mainly due to intangible assets acquired in Q2 2022 as part of the PAL and Optodot acquisitions as well as an increase in depreciation expense due to acquired equipment in different facilities.

Stock-based compensation expense in Operating expenses

For the three and six months ended June 30, 2023 as compared to the same periods of 2022, stock-based compensation expenses decreased by $6.7 million and $8.8 million, respectively. The decreases were mainly due to less equity-based awards granted during the three and six months ended June 30, 2023 compared to the same periods ended June 30, 2022 and more forfeitures of equity-based awards due to terminations in the three months ended June 30, 2023 compared to the same period ended June 30, 2022.

Restructuring expense

For the three and six months ended June 30, 2023, we recorded $1.5 million of restructuring expenses in relation to the 2023 Realignment and Consolidation Plan. There were no such expenses during the same periods ended June 30, 2022.

Goodwill impairment

For the three and six months ended June 30, 2023, we recorded $282.2 million of goodwill impairment as a result of a sustained decline in our market capitalization. Based on a quantitative interim goodwill impairment test, we concluded that the carrying value of the reporting unit was higher than its estimated fair value, which was determined using the market valuation method. This resulted in the impairment of the entire carrying value of goodwill as of June 30, 2023. There was no goodwill impairment recognized during the same periods ended June 30, 2022.

Other Expenses, net

	Three months ended June 30,				Six months ended June 30,
	2023	2022	Change		2023	2022	Change
Other expense:
Interest expense, net	$(4,522)	$(142,055)	$137,533	-97%	$(117,520)	$(306,489)	$188,969	-62%
Gain (loss) on foreign exchange, net	1,162,273	(971,713)	2,133,986	-220%	1,447,184	(823,322)	2,270,506	-276%
Other expenses, net	(740,005)	(336,993)	(403,012)	120%	(1,318,125)	(1,346,436)	28,311	-2%
Total other income (expense), net	$417,746	$(1,450,761)	$1,868,507	-129%	$11,539	$(2,476,247)	$2,487,786	-100%

Interest expense, net

The change in net interest expense, net, of $0.1 million for the three months ended June 30, 2023, as compared to the same period of 2022, was primarily due to a decrease in interest accretion recognized during the quarter ended June 30, 2023.

The change in net interest expense, net, of $0.2 million for the six months ended June 30, 2023, as compared to the same period of 2022, was primarily due to a $0.2 million decrease in non-cash interest expense and bank charges during the quarter ended June 30, 2023.

Gain (loss) on foreign exchange, net

For the three and six months ended June 30, 2023 as compared to the same periods of 2022, the increases in net gain on foreign exchange were primarily driven by revaluations of intercompany balances in different currencies, mainly as a result of the devaluation of the Canadian dollar against the US dollar during 2023.

Other expenses, net

The other expenses, net, for the three months ended June 30, 2023, increased by $0.4 million as compared to the same period of 2022, primarily due to a $0.8 million adjustment made to funding obligation and a $0.3 million of credit loss provision expense, net of interest income, related to the notes receivable from Next Bridge in accordance with ASC 326, partially offset by a $0.4 million of Oil and Gas ("O&G") assets maintenance costs recorded in the three months ended June 30, 2022, and a $0.2 million of other income from the

Scientific Research and Experimental Development ("SR&ED") tax incentive program recorded in the three months ended June 30, 2023.

The other expenses, net, for the six months ended June 30, 2023, slightly decreased as a result of the following changes: a $1.5 million decrease due to the O&G assets maintenance costs recorded in the six months ended June 30, 2022 and a $0.2 million of other income from the SR&ED tax incentive program recorded in the three months ended June 30, 2023, which are partially offset by a $0.9 million of credit loss provision expense, net of interest income, related to the notes receivable from Next Bridge in accordance with ASC 326 and a $0.8 million adjustment made to funding obligation.

Income Tax Recovery

	Three months ended June 30,				Six months ended June 30,
	2023	2022	Change		2023	2022	Change
Income tax recovery	$618,079	$109,985	$508,094	462%	$914,811	$109,985	$804,826	732%

The increase in our income tax recovery for the three months ended June 30, 2023, as compared to the same period of 2022, was driven by an increase in accumulated losses that reduced our net deferred tax liability.

The increase in our income tax recovery for the six months ended June 30, 2023, as compared to the same period of 2022, was driven by an increase in accumulated losses that reduced our net deferred tax liability, partially offset by deferred tax expenses at a foreign entity.

We record deferred income tax liabilities for some of our foreign operations in Canada and the United Kingdom.

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

On June 30, 2023, we had cash and cash equivalents of $14.5 million including $0.5 million in restricted cash compared to $11.8 million in cash and cash equivalents at December 31, 2022, including $1.7 million in restricted cash.

During the six months ended June 30, 2023, our principal sources of liquidity included $33.0 million of net proceeds obtained through the issuance of common stock under the At-the-Market Equity Offering Program and the equity offerings in April 2023, $1.0 million collection of notes receivable and $0.7 million proceeds from stock options exercise. See Note 12, Capital stock, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report on Form 10-Q for further information.

Our primary uses of liquidity for the six months ended June 30, 2023 included $13.4 million in salaries, $6.5 million in capital expenditures, $5.5 million in professional fees and stock exchange fees, $2.6 million in R&D materials and patents fees, $2.0 million in travel, advertisement and other costs, $1.6 million changes in working capital, $2.0 million in rent and utilities and $1.8 million in insurance.

During the second quarter ended June 30, 2023, our board of directors approved the Realignment and Consolidation Plan for the remainder of 2023 pursuant to which we have begun, but not yet completed, the process of realigning our corporate structure aimed at reducing our operating expenses and focusing on key applications which represent the greatest near-term revenue potential. Realignment and consolidation charges, not factoring in non-cash losses arising from the impairment of goodwill and long-term assets, are expected to be $2.6 million. We expect the Realignment and Consolidation Plan will reduce our operating expenses and drive operational efficiencies, excluding the non-cash losses from impairment of goodwill and long-term assets, during the year ending December 31, 2023 compared to the year ended December 31, 2022. Our average monthly cash burn rate before we started to implement the Realignment and Consolidation Plan was $5.7 million, which is expected to be reduced to between $2.6 million and $3.8 million, representing a reduction of approximately 54% to 33% respectively, by the end of the year ending December 31, 2023. We may incur additional expenses not currently contemplated due to events associated with the revised operating plan. The charges that we expect to incur in connection with the Realignment and Consolidation Plan are estimates subject to a number of assumptions, and actual results may differ materially.

We expect we will require additional funding to continue as a going concern and are dependent on raising capital to expand the commercialization of our products, fund our operations and further our research and development activities and ultimately attain profitable operations. Future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts and the ongoing investments to support the growth of our business.

Going Concern

In accordance with ASC 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements included in this Form 10-Q are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the condensed consolidated interim financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the condensed consolidated interim financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the receipt of potential funding from future partnerships, equity or debt issuance, potential achievement of milestones from customer agreements and reductions in workforce cannot be considered probable at this time because these plans are not entirely within our control and/or have not been approved by our Board of Directors as of the date of issuance of the condensed consolidated interim financial statements.

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

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2023	2022
Net cash used in operating activities	$(25,885,373)	$(29,003,401)
Net cash used in investing activities	(5,238,122)	(10,798,920)
Net cash provided by financing activities	33,518,328	46,611,933
Net increase in cash, cash equivalents and restricted cash	$2,394,833	$6,809,612

Net cash used in operating activities:

During the six months ended June 30, 2023, net cash used in operating activities of $25.9 million was primarily driven by a net loss of $312.3 million for the period, and non-cash adjustments of $288.0 million mainly due to goodwill impairment of $282.2 million, depreciation and amortization of $6.6 million, a credit loss expense of $1.7 million, non-cash lease expense of $0.8 million, non-cash adjustment to funding obligation of $0.7 million, partially offset by a $1.7 million of net unrealized foreign currency exchange gain, non-cash interest income of $0.8 million, a $0.9 million decrease due to deferred income tax, and stock-based compensation of $0.8 million. In addition, there was $1.6 million cash used by working capital primarily due to a $5.5 million decrease in trade payables, a $0.6 million decrease in operating lease liabilities and a $0.3 million increase in accounts and other receivables, partially offset by a $4.0 million decrease in prepaid expenses and other current assets and a $0.9 million increase in restructuring costs accrual.

During the six months ended June 30, 2022, net cash used in operating activities of $29.0 million was primarily due to $39.4 million of net loss reported for the period, and non-cash adjustments of $13.0 million mainly due to stock-based compensation of $7.6 million, depreciation and amortization of $3.5 million, a $0.9 million of net unrealized foreign currency exchange loss, a $0.5 million of non-cash lease expense, a $0.4 million of non-cash consulting expense, partially offset by a decrease in deferred revenue of $0.2 million. In addition, there was $2.5 million cash used by working capital primarily due to a $1.6 million decrease in trade and other payables and a $0.7 million increase in prepaid expenses and other current assets.

Net cash used in investing activities:

During the six months ended June 30, 2023, net cash used in investing activities of $5.2 million was primarily driven by $6.5 million of capital expenditure associated with the construction of the Highfield Park Facility in Nova Scotia, Canada as well as the Thurso facility expansion in Quebec, partially offset by $1.0 million proceeds from collection of notes receivable and $0.3 million proceeds from a government loan.

During the six months ended June 30, 2022, net cash used by investing activities of $10.8 million was primarily due to $9.0 million of capital expenditure associated with the construction of the Highfield Park Facility in Canada as well as the equipment purchases for our facility in California, United States and $3.5 million cash paid for the Optodot acquisition, partially offset by $1.6 million proceeds from short-term investments.

Net cash provided by financing activities:

During the six months ended June 30, 2023, net cash provided by financing activities of $33.5 million was primarily driven by the $33.0 million net proceeds obtained through the issuance of common stock under the At-the-Market Equity Offering Program and the equity offering in April 2023, and $0.7 million proceeds from stock options and warrants exercise, partially offset by $0.2 million repayment of long-term debt.

During the six months ended June 30, 2022, net cash provided by financing activities of $46.6 million was primarily driven by the cash obtained through the proceeds from the issuance of common stock and warrants through Securities Purchase Agreements with institutional investors for the purchase and sale in a registered direct offering.

Commitments and Contractual Obligations

For a description of our commitments and contractual obligations, please see Note 21, Commitments and contingencies, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $0.5 million as of June 30, 2023 which is secured by a performance security guarantee cover issued by Export Development of Canada. Further, this guarantee/standby letter of credit expires on October 5, 2023. Please see Note 21, Commitments and contingencies, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report on this Form 10-Q. We do not maintain any other off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023.

Although management believes there has been significant improvement in the design and implementation of our internal controls over financial reporting during the first six months of 2023, we still consider there to be a material weakness in our internal control over financial reporting that has not yet been remediated. Accordingly, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

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

Changes in Internal Controls

Except for the remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls, when effective, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. Other than as disclosed in Note 21, Commitments and contingencies, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report on Form 10-Q, we are not currently a party to any pending legal proceedings that, if determined adversely to us, would, in our opinion, have a material effect on our financial position, results of operations, or cash flows or that would not be covered by our existing liability insurance. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Risks Related to the Realignment and Consolidation Plan

There is no assurance that we will be able to successfully complete the Realignment and Consolidation Plan, which may affect our ability to mitigate going concern risk.

Our ability to continue as a going concern is dependent upon our ability to consummate the Realignment and Consolidation Plan and to generate sufficient liquidity from the plan to meet our obligations and operating needs. As these plans and actions are complex, unforeseen factors could result in expected savings and benefits being delayed or not realized to the full extent planned (if at all), and our operations and business may be disrupted, which likely would adversely affect our financial condition, operating results and cash flow. These factors, together with our recurring losses from operations and accumulated deficit, create substantial doubt about our ability to continue as a going concern. See Note 20 of the notes to consolidated financial statements contained herein for more information on the Realignment and Consolidation Plan and the risks related thereto.

The Realignment and Consolidation Plan may require a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Our management has spent, and continues to be required to spend, a significant amount of time and effort focusing on the Realignment and Consolidation Plan. This diversion of attention may have an adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Realignment and Consolidation Plan is protracted. During the pendency of the Realignment and Consolidation Plan, our employees may face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience losses of customers who may be concerned about our ongoing long-term viability.

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

We will seek to obtain additional capital through the issuance of debt or equity financing or other arrangements to fund operations; however, there can be no assurance we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to shareholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in our ability to raise capital, we believe that there is substantial doubt as to our ability to continue as a going concern.

We have a limited operating history, which can make it difficult for investors to evaluate our operations and prospects and may increase the risks associated with investing in us.

We have incurred recurring consolidated net losses since our inception and expect our operating costs to continue to increase in future periods as we expend substantial financial and other resources on, among other things, business and headcount expansion in operations, sales and marketing, research and development, and administration as a public company. These expenditures may not result in additional revenues or the growth of our business. If we fail to grow revenues or to achieve profitability while our operating costs increase, our business, financial condition, results of operations and growth prospects will be materially, adversely affected.

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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations for the foreseeable future. We have incurred net losses of $312.3 million, including $282.2 million of goodwill impairment, and $79.1 million for the six months ended June 30, 2023 and the twelve months ended December 31, 2022, respectively. As a result of these losses, as of June 30, 2023, we had an accumulated deficit of $521.8 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our business. In addition, we expect our general and administrative expenses to increase due to the additional costs associated with being a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.

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

Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders. Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuance of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely impact our financial condition.

We may need to raise funds through debt financing in the future, which may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

We may choose to raise additional funds in debt financing if it is available to us on terms we believe reasonable to increase our working capital, strengthen our financial position or to make acquisitions. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt. Our ability to make scheduled payments of a principal of future debt, to pay interest on or to refinance our indebtedness, including depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive.

In addition, future indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•
make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation;
•
limit our flexibility in planning for, or reacting to, changes in its business and industry;
•
place us at a disadvantage compared to our competitors who have less debt; and
•
limit our ability to borrow additional amounts to fund acquisitions, for working capital, and for other general corporate purposes.

Any of these factors could harm our business, results of operations, and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and its ability to service or repay its indebtedness would increase.

When we hired the employees involved with our Vlepsis business, we agreed to share 50% of the profits, if any, from our Vlepsis business with the Vlepsis employees, thus our investment in the Vlepsis business will take longer to recoup. This may materially impact our profits from the Vlepsis business, and impact the rate of return on our investment in the Vlepsis business.

When we hired the Vlepsis team in March 2022, we adopted the Vlepsis Business Profit Sharing Plan whereby at the end of each year, generally, we are to calculate the profits from the Vlepsis business and then share 50% of such profits, if any, with certain of the Vlepsis employees. We have not yet had any profits from this business, but if we ever do, then this obligation to share such profits will impact our return on investment in Vlepsis and require more time to recoup our expenses and show a return. This may materially impact our ability to show an overall profit for the Company or delay our overall profitability of the Company, and your investment in the Company may be impacted.

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

We currently rely on revenue from development services and most of our products are in the development stage. Any delay in the development or introduction of our new products could adversely affect our business, financial condition, results of operations, and cash flows.

Most of our revenues are currently derived from development activities. While we strive to develop innovative products available for commercial use, we have not yet achieved mass commercial production or generated substantial revenues from product sales. The success of our future products remains uncertain, and there is no guarantee that we will be able to bring any products to market that are accepted by our customers. As a result, our financial performance and ability to sustain operations may be materially impacted.

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

For example, we are currently developing VLEPSIS®, a ground-breaking, multiple-gigapixel, turnkey wide area motion imagery system, which tracks and monitors hundreds of objects/locations simultaneously, in stunning detail and resolution. It is set to launch in fiscal 2024. If we are unable to deliver products that meet our customers’ expectations, our business, financial condition, results of operations, and cash flows will be adversely affected.

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a‑15(f). Our internal control over financial reporting is a process designed by and under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. As previously disclosed, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 and, based on this evaluation, concluded that internal control over financial reporting was not effective as of December 31, 2022, due to material weaknesses in internal control over financial reporting. As of June 30, 2023, such material weaknesses had not yet been fully remediated.

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

Impairment of our goodwill, other intangible assets and other long-term assets could materially and adversely affect our business, operating results, and financial condition.

During the three months ended June 30, 2023, we determined that a triggering event occurred as a result of a sustained decline in our market capitalization; therefore, we performed an interim impairment test for our reporting unit. As a result of the interim impairment testing, we recognized goodwill impairment charges of $282.2 million in the three months ended June 30, 2023.

Adverse events or changes in circumstances that may affect the estimated undiscounted future operating cash flows expected to be derived from our goodwill, intangible assets and long-term assets; therefore, we may be required to recognize additional impairment charges. Any impairment charges could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge. We cannot provide assurances that we will not in the future be required to recognize impairment charges. Please see Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Goodwill, of the Form 10-K/A and Note 10, Intangible assets and goodwill, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report on Form 10-Q for more information.

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

We rely on a few customers for a significant portion of our revenues. For the six months ended June 30, 2023, revenue from two customers, each of which individually represented more than 10% of the total revenue, accounted for $3.1 million or 88.8% of total revenue.

We currently derive a significant portion of our revenue from contract services with a G10 central bank. Although we are developing a new security feature under a framework contract with this customer. There can be no assurance that this project will be successful, or that it will result in long-term production revenue for this security feature.

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

We must comply with, and are affected by, laws and regulations relating to the award, administration, and performance of various national government contracts. Awards received from such governments may be canceled or lose funding. Such government contracting parties may require us to increase or decrease production of certain products sold to such governments due to changes in strategy, priorities or other reasons, which could impact production of other products or sales to other customers to meet the requirements of such governments. In addition, such governments routinely retain rights to intellectual property developed in connection with government contracts. Such governments could exercise these rights in certain circumstances in the future, which could have the effect of decreasing the benefit we are able to realize commercially from such intellectual property.

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

Changes in laws, regulations or guidelines relating to our business plan and activities could adversely affect our business.

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

We manufacture our products in facilities that are owned and operated by us, as well as in external wafer foundries and subcontract assembly facilities. For various reasons, such as contamination in the manufacturing environment, defects in the masks used in the facilities and manufacturing equipment failures, we could experience a decrease in manufacturing yields. Additionally, if we increase our manufacturing output, the additional demands placed on existing equipment and personnel or the addition of new equipment or personnel may lead to a decrease in manufacturing yields. As a result, we may not be able to cost-effectively expand our production capacity in a timely manner.

Increasing raw material prices could impact our profitability.

From time to time, we have experienced price increases for many raw materials. If we are unable to pass price increases for raw materials onto our customers, our gross margins and profitability could be adversely affected.

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

For the six months ended June 30, 2023, almost all of our consolidated revenue was generated were in countries outside of the United States. We expect net revenues from foreign markets to continue to represent a significant portion of total net revenues. We maintain significant business operations in Canada. Some of the risks inherent in doing business internationally are:

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

Recent or future changes to United States, Canadian, United Kingdom and other non-U.S. tax laws could impact the tax treatment of our earnings. For example, the Inflation Reduction Act of 2022, enacted on August 16, 2022, imposes a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023. In addition, as of January 1, 2022, the Tax Cuts and Jobs Act of 2017 requires research and experimental expenditures attributable to research conducted within the United States to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. We generally conduct our international operations through wholly owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. The intercompany relationships between our legal entities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Although we believe we are compliant with applicable transfer pricing and other tax laws in the United States, Canada, the United Kingdom and other relevant countries, due to changes in such laws and rules, we may have to modify our international structure in the future, which will incur costs and may adversely affect our business, financial condition and results of operations.

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

As of June 30, 2023, a valuation allowance has been recorded against our deferred tax assets that are more likely than not to be realized in the U.S. federal and state tax jurisdictions. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income. We continue to assess the realizability of our deferred tax assets in the future. Future adjustments in our valuation allowance may be required, which may have a material impact on our quarterly and annual operating results.

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

Our future success depends on the continued service of management and key personnel and our ability to identify, hire and retain additional personnel.

Our success depends upon our ability to attract and retain highly skilled technical, managerial, marketing and finance personnel, and, to a significant extent, upon the efforts and abilities of our CEO and CFO and other members of senior management. The resignation or departure of our key personnel, including the CEO and CFO, could adversely affect our business, financial condition, and operations. These individuals play crucial roles in our strategic decision-making, day-to-day operations and financial management. Their departure may lead to uncertainties, loss of expertise, and potential disruptions in our business continuity. Additionally, attracting and retaining qualified replacements for such key positions may be challenging, and any delays or difficulties in finding suitable successors could further impact our operations. If we lose the services of or fail to recruit key management personnel, our business could be harmed.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. We cannot predict the outcome of these proceedings or provide an estimate of potential damage, if any. We believe that the claims in the securities class actions are without merit and intend to defend against them vigorously. Regardless, failure by us to obtain a favorable resolution of the claims set forth in the complaints could require us to pay damage awards or otherwise enter into settlement arrangements for which our insurance coverage may be insufficient. Any such damage awards or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if plaintiffs’ claims are not successful, defending against class action litigation is expensive and could divert management’s attention and resources, all of which could have a material adverse effect on our financial condition and operations, operating results and financial condition and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult for us to finance our operations in the future. See Note 21, Commitments and contingencies, to the condensed consolidated interim financial statements of this Form 10-Q. in the notes to the condensed consolidated interim financial statements that are included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our legal proceedings.

We and a former CEO and our current CEO (the “CEOs”) have received “Wells Notices” from the SEC staff recommending that the SEC bring enforcement actions against us and the CEOs which could have a material adverse effect on our business, financial condition and results of operations, prospects, and/or our stock price.

In September 2021, we received a subpoena from the SEC, Division of Enforcement, in a matter captioned In the Matter of Torchlight Energy Resources, Inc. The subpoena requested that we produce certain documents and information related to, among other things, the merger involving Torchlight Energy Resources, Inc. and Metamaterial Inc. (the “Investigation”). On July 20, 2023, the enforcement staff of the SEC provided us, our former Chief Executive Officer, John Brda, and our current Chief Executive Officer, George Palikaras, with “Wells Notices” relating to the Investigation. The Wells Notices each state that the SEC staff has made a preliminary determination to recommend that the SEC file a civil enforcement action against the recipients alleging violations of certain provisions of the U.S. federal securities laws. Specifically, the Wells Notice received by the Company states that the proposed action would allege violations of Section 17(a) of the Securities Act; Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder; and Regulation FD.

Although a Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law, it is a formal notice that the SEC intends to bring an enforcement action against the recipient. If the SEC were to authorize an action against us and/or any of the individuals named above, it could seek an injunction against future violations of provisions of the federal securities laws, the imposition of civil monetary penalties, and other equitable relief within the SEC’s authority. The SEC could also seek an order barring the individuals from serving as an officer or director of a public company. In addition, the SEC could seek disgorgement of an amount from us that may exceed our ability to pay.

No financial impact of a loss contingency has been recognized in the condensed consolidated interim financial statements, as this matter does not meet the required criteria of being both probable and reasonably estimated at this time. At this time, we cannot predict with certainty the outcome of the Investigation, the Wells Notice process or any corresponding enforcement action against us or any of the individuals discussed above. The Investigation and the Wells Notice process may be expensive and disruptive, and we are subject to indemnifying each of the CEOs for their costs associated with the Wells Notices. Our insurance, to the extent maintained, may not cover all claims that may be asserted against us or the CEOs, and we are unable to predict how long the Investigation will continue. An unfavorable outcome may have an adverse impact on our business, financial condition and results of operations, prospects, or our stock price. Any proceeding could also negatively impact our reputation among our stakeholders.

We are exposed to various risks related to the regulatory environment.

We are subject to various risks related to: (1) new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the countries in which we operate; (2) disagreements or disputes between national or regional regulatory agencies; and (3) the interpretation and application of laws, rules and regulations. If we are found by a court or regulatory agency not to be in compliance with applicable laws, rules or regulations, our business, financial condition and results of operations could be materially and adversely affected.

The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:

•
substantial payments to satisfy judgments, fines, or penalties;
•
substantial outside counsel, advisor, and consultant fees and costs;
•
substantial administrative costs, including arbitration fees;
•
additional compliance and licensure requirements;
•
loss or non-renewal of existing licenses or authorizations, or prohibition from or delays in obtaining additional licenses or authorizations, required for our business;
•
loss of productivity and high demands on employee time;
•
criminal sanctions or consent decrees;
•
termination of certain employees, including members of our executive team;
•
barring of certain employees from participating in our business in whole or in part;
•
orders that restrict our business or prevent us from offering certain products or services;
•
changes to our business model and practices;
•
delays to planned transactions, product launches or improvements; and
•
damage to our brand and reputation.

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

Our insurance coverage strategy may not be adequate to cover all liabilities wo which we may be subject.

We will require insurance coverage for numerous risks related to our business, including our current and future litigations. Although our management believes that the events and amounts of liability covered by our insurance policies will be reasonable, taking into account the risks relevant to our business, and the fact that agreements with users contain limitations of liability, there can be no assurance that such coverage will be available or sufficient to cover claims to which we may become subject. If insurance coverage is unavailable or insufficient to cover any such claims, our financial resources, results of operations and prospects could be adversely affected. For example, a possible monetary penalty as a result of the aforementioned SEC investigation may exceed the insured limit which will adversely affect our financial condition and cash flows.

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

We also have outstanding as of June 30, 2023, 123,254,153 warrants to purchase 123,254,153 shares of our common stock at a weighted average exercise price of $1.56 per share. These warrants include 83,333,334 warrants issued in the April 2023 registered direct offering with an exercise price of $0.375 per share which is subsequently reduced to $0.174 per share based on the down round provision in the case of a Share Combination Event or a Dilutive Issuance as described in more detail in Note 12, Capital stock, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report on Form 10-Q. The down round provision of the warrants issued in April 2023 allows the warrants holder to obtain our common stock with a lower price, which may cause significant dilution to existing shareholders, and otherwise have a material adverse effect on us. All of the warrants issued and outstanding as of June 30, 2023 are eligible for exercise.

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

You may experience dilution as a result of future equity offerings or other equity issuances.

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

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. If no or few analysts commence coverage of us or if such coverage is not maintained, the market price for our stock may be adversely affected. Our stock price also may decline if any analyst who covers us issues an adverse or erroneous opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet analysts’ expectations. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline and possibly adversely affect our ability to engage in future financing.

The market price of our common stock has been and may continue to be volatile, and the value of your investment could decline significantly.

The trading price of our common stock has been and is likely to continue to be volatile. The trading price of our common stock since June 28, 2021 (the date of completion of the Arrangement) up to June 30, 2023, has ranged from a high of $7.96 to a low of $0.18. Factors that have caused, and could continue to cause, fluctuations in the trading price of our common stock include, but are not limited to, the following:

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

As of June 30, 2023, we are a “smaller reporting company” under applicable U.S. securities regulations. A smaller reporting company is a company that, as of the last business day of its most recently completed second fiscal quarter, has (i) an aggregate market value of the company’s voting stock held by non-affiliates, or public float, of less than $250 million or (ii) less than $100 million in revenue and less than $700 million in public float. In addition, a smaller reporting company is able to provide simplified executive compensation disclosures in our filings and has certain other reduced disclosure obligations in our SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Reduced disclosure in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

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

In December 2022, we distributed all of our 165,472,241 outstanding shares of common stock of Next Bridge to holders of our Series A Non-Voting Preferred Stock on a pro rata basis, or the Spin-Off. It is possible that an unpaid creditor of Next Bridge or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim under various state and federal fraudulent conveyance laws that the Spin-off left Next Bridge insolvent or with unreasonably small capital or that we intended or believed Next Bridge would incur debts beyond its ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such a court could void the Spin-off as a fraudulent transfer and seek recovery of Next Bridge’s liabilities from us. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that Next Bridge was insolvent at the time of or after giving effect to the Spin-off. Were a court to decide that the Spin-off was a fraudulent transfer and that we are responsible for any part of Next Bridge’s liabilities, our financial condition and results of operations could be materially and adversely affected.

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

Uncertain global macroeconomic conditions that affect the economy and the economic outlook of the United States, Canada, Europe, UK and other parts of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition. These uncertainties, including, among other things, sovereign and foreign bank debt levels, the inability of national or international political institutions to effectively resolve economic or budgetary crisis or issues, trade disputes or changes in trading rules and tariffs between nations, consumer confidence, unemployment levels, interest rates, availability of capital, fuel and energy costs, tax rates, and the threat or outbreak of terrorism or public unrest, could adversely impact our customers and vendors, which could adversely affect us. Recessionary conditions and depressed levels of consumer and commercial spending may cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause vendors to reduce their output or change their terms of sales. We generally sell products to customers with credit payment terms. If customers’ cash flow or operating or financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us. Likewise, for similar reasons vendors may restrict credit or impose different payment terms. Any inability of current or potential customers to pay us for our products or any demands by vendors for different payment terms may adversely affect our results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 7, 2023, we entered into the Loan Sale Agreement with Gregory McCabe.

The Loan Sale Agreement provides for the nonrecourse transfer and assignment to Mr. McCabe of all of the Company’s rights and interests, and the assumption by Mr. McCabe of all of the Company’s obligations, under (i) the loan and extension of credit (the “Secured Loan”) made under and pursuant to, and evidenced by, that certain 8% Secured Promissory Note made by Next Bridge, in favor of us, with an original issue date of October 1, 2021 (as amended and in effect on August 7, 2023, the “Secured Note”), with an aggregate balance of principal and accrued interest of $17,109,444.52, (ii) certain loans under the Loan Agreement, dated as of September 2, 2022 (as amended from time to time, the “Loan Agreement”) among NBH, Torchlight, Torchlight Hazel LLC, a Texas limited liability company, or Hazel, Hudspeth Oil Corporation, a Texas corporation, or Hudspeth Oil, Wolfbone and Hudspeth Operating, LLC, a Texas limited liability company, or Hudspeth Operating, and together with NBH, Torchlight Energy, Hazel, Hudspeth Oil and Wolfbone, the Borrowers, with an aggregate balance of principal and accrued interest of $6,847,521.43, and (iii) the Loan Documents (as defined in the Loan Sale Agreement, and collectively with the Secured Note and the Loan Agreement, or the Assigned Loan Interests). Under the terms of the Loan Sale Agreement, Mr. McCabe has acquired the Assigned Loan Interests without warranty or recourse and has assumed all risks of non-collection.

The Assigned Loan Interests were assigned to Mr. McCabe in consideration of the payment to us by Mr. McCabe of $6,000,000. In addition, the parties agreed to negotiate and execute a stock purchase agreement, escrow agreement and related transaction documents no later than August 28, 2023, pursuant to which (i) upon a monthly put by us, Mr. McCabe will agree to purchase an aggregate of $6,000,000 of shares of our common stock (beginning on September 1, 2023, or as soon as possible after such date, in monthly amounts of $250,000 for the first six months and in monthly amounts of $500,000 for the next nine months thereafter), at a price per share equal to the 5-day VWAP on the trading day preceding the date of each such purchase, (ii) an escrow agent would hold all of the shares of common stock of our common stock purchased by Mr. McCabe with any portion of the $6,000,000 until the last payment is made, and (iii) in the event of a default under such agreement, Mr. McCabe will forfeit to us all of the shares of our common stock held by the escrow agent. In addition, Mr. McCabe will have a call option to purchase the then-remaining balance of the $6,000,000 of shares of our common stock at a purchase price per share equal to 120% of the 5-day VWAP on the trading day preceding the date of Mr. McCabe’s exercise of the call option.

From August 7, 2023 until Mr. McCabe has fulfilled the obligations set forth in the paragraph above, without our written consent, Mr. McCabe may not (i) sell, assign or otherwise transfer or (ii) create, incur, assume or permit to exist any lien or security interest on, the shares of our common stock which Mr. McCabe owned as of August 7, 2023 and will place such shares in escrow. If upon any put by us described in the paragraph above, Mr. McCabe is unable to provide funds to close on the purchase of such shares of our common stock within two trading days, then Mr. McCabe will be required to release from escrow and return to us that number of shares for which Mr. McCabe failed to provide such funds, with the number of shares of our common stock based on the per share purchase price that would have been applied for such month.

The foregoing description of the Loan Sale Agreement is not complete and is qualified in its entirety by reference to the full text of the Loan Sale Agreement which is filed as Exhibit 10.11 to this Current Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date
3.1.0	Articles of Incorporation	10-K	3.1	18-Mar-19
3.1.1	Certificate of Amendment to Articles of Incorporation dated December 10, 2014	10-Q	3.2	15-May-15
3.1.2	Certificate of Amendment to Articles of Incorporation dated September 15, 2015	10-Q	3.3	12-Nov-15
3.1.3	Certificate of Amendment to Articles of Incorporation dated August 18, 2017.	10-Q	3.4	9-Nov-18
3.1.4	Amendment to the Articles of Incorporation of Torchlight Energy Resources, Inc., dated June 14, 2021	8-K	3.1	16-Jun-21
3.1.5	Certificate of Amendment related to the Reverse Stock Split and Name Change, filed June 25, 2021	8-K	3.1	29-Jun-21
3.2.0	Certificate of Designation of Preferences, Rights and Limitations of Series B Special Voting Preferred Stock, dated June 14, 2021	8-K	3.3	16-Jun-21
3.5.0	Amended and Restated Bylaws	8-K	3.1	26-Oct-16
4.1	Form of Warrant	8-K	4.1	14-Apr-23
10.1	First Amendment to Meta Materials Inc. - Next Bridge Loan Agreement, dated as of December 21, 2022	8-K	2.1	4-Apr-23
10.2	Second Amendment to Meta Materials Inc. - Next Bridge Loan Agreement, dated as of March 31, 2023	8-K	2.2	4-Apr-23
10.3	First Amendment to Meta Materials Inc. & Oilco Holdings Inc - 8% Promissory Note, dated September 2, 2022	8-K	2.3	4-Apr-23
10.4	Second Amendment to Meta Materials Inc. & Oilco Holdings Inc - 8% Promissory Note, dated as of March 31, 2023	8-K	2.4	4-Apr-23
10.5	Meta Materials Inc. Employee Incentive Compensation Plan	8-K	10.1	18-Apr-23
10.6	Employment Agreement with Uzi Sasson, dated as of April 20, 2023			Filed Herewith
10.7	Employment Agreement with D. Daniel Eaton, dated as of June 27, 2023			Filed Herewith
10.8	Separation Agreement with Ken Rice, dated as of May 3, 2023			Filed Herewith
10.9	Separation Agreement with Jonathan Waldern, dated as of June 14, 2023			Filed Herewith
10.10	End of Employment Letter with Jonathan Waldern, dated as of April 25, 2023			Filed Herewith
10.11	Loan Sale Agreement, dated as of August 7, 2023, by and between Meta Materials Inc. and Gregory McCabe			Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed Herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed Herewith
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished Herewith
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished Herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.			Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed Herewith

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

Meta Materials Inc.

Dated: August 9, 2023	By:	/s/ George Palikaras
George Palikaras
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2023	By:	/s/ Uzi Sasson
Uzi Sasson
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)