Form 10-K/A
period 2021-12-31
META MATERIALS INC.
filed 2023-09-06
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No.2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36247

Meta Materials Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	74-3237581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Highfield Park Drive Dartmouth, Nova Scotia	B3A 4R9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (902) 482-5729

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MMAT	Nasdaq Capital Market

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K of Meta Materials, Inc., referred to in this report as the "Company”, “META”, "we", "us" or "our", is being filed solely

(i) to correct and update certain information regarding executive compensation set forth in Part III, Item 11, including:

a) correcting the amount of bonus earned by George Palikaras, our President and Chief Executive Officer, in fiscal year 2021, which was understated by $268,459;

b) correcting the amount of option awards granted to Mr. Palikaras and Jonathan Waldern, our former Chief Technology Officer, in fiscal year 2021 from $261,213 and $175,587, respectively, to be $Nil as they were not granted;

c) reclassifying certain compensation earned by Ken Rice, our former Chief Financial Officer and Chief Operating Officer, and Dr. Waldern from bonus to non-equity incentive plan compensation;

d) correcting the amount of other compensation earned by Mr. Rice, which was understated by $19,290, to include medical benefits earned by Mr. Rice;

e) adding the Outstanding Equity Awards at December 31, 2021 table, which was inadvertently omitted from Amendment No. 1 to the Original Filing (as defined below);

f) adding information inadvertently omitted from the 2021 director compensation table, including required footnotes and director compensation for Gregory McCabe, Alexandre Zyngier, Michael J. Graves, and Robert L. Cook, each of whom resigned on June 28, 2021 from the Company’s board of directors and any respective committees thereof to which they belonged at the closing of the reverse merger; and

(ii) to restate Part II, Item 9A, to reflect deficiencies in disclosure controls and procedures identified by the Company’s management related to such errors.

As required by Rule 12b-15, in connection with this Amendment No. 2, the Company’s Principal Executive Officer and Principal Financial Officer are providing new Rule 13a-14 certifications. Because no financial statements have been included in this Amendment No 2, paragraph 3 of the certifications has been omitted. Additionally, because no financial statements are contained within this Amendment No. 2, the Company has not included new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as explicitly set forth herein, this Amendment No. 2 does not purport to modify or update the disclosures in, or exhibits to original Form 10-K (the “Original Filing”) or Amendment No. 1, or to update the Original Filing or Amendment No. 1 to reflect events occurring after the date of such filing.

Page	2

Table of Contents

PART II
Item 9A.	Controls and Procedures	4

PART III
Item 11.	Executive Compensation	7

PART IV
Item 15.	Exhibits, Financial Statement Schedules	12

Page	3

Part II

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the Original Filing, management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021.

Based on such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, have concluded that, due to the material weaknesses in the Company's internal control over financial reporting described below under “Management’s Report on Internal Control over Financial Reporting,” the Company's disclosure controls and procedures were not effective as of December 31, 2021.

In connection with the preparation and filing of this Amendment No. 2, our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures, taking into account the errors summarized in the Explanatory Note to, and corrected in Part III, Item 11 of, this Amendment No. 2. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to the aforementioned material weakness and also due to incomplete corporate records and a lack of effective processes relating to the preparation and review of the compensation disclosures required by Part III, Item 11 of Form 10-K. We are implementing additional operational procedures designed to ensure the effectiveness of our disclosure controls and procedures with respect to future reports that we file with or submit to the SEC under the Exchange Act.

Notwithstanding the foregoing, giving full consideration to the material weaknesses, the Company has concluded that the consolidated financial statements included in the Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, the results of its operations and its cash flows for each of the periods presented in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a‑15(f). The Company’s internal control over financial reporting is a process designed by and under the supervision of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, and effected by the Company’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was not effective as of December 31, 2021, due to material weaknesses in internal control over financial reporting, as described further below.

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

Page	4

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

As of December 31, 2021, the Company is still developing and documenting the full extent of the procedures to implement to remediate the material weaknesses described above, however the current remediation plan includes:

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

Changes in Internal Controls.

Except for the remediation efforts relating to the material weaknesses described above, no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Page	5

Limitations on Effectiveness of Internal Controls

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls, when effective, will prevent all errors and detect all accounting irregularities. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of accounting irregularities, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to errors may occur and not be detected.

Page	6

Part III

Item 11. Executive Compensation.

Compensation of Named Executive Officers

Summary Compensation Table

The following table summarizes the compensation for each of our executive officers (the “Named Executive Officers”) during the fiscal year ended December 31, 2021.

						Non-equity
					Option	Incentive Plan	All Other
		Salary	Bonus		Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)		($) (1)	($)	($)		($)

George Palikaras	2021	300,558	682,500	(2)	-	-	-		983,058
President/CEO/Director
Kenneth Rice (5)	2021	231,100	200,000	(3)	-	104,850	19,290	(4)	555,240
Chief Financial Officer and Executive Vice President
Jonathan Waldern (6)	2021	238,078	-		-	182,500	-		420,578
Chief Technology Officer
John A. Brda	2021	187,500	1,500,000		-	-	-		1,687,500
Former CEO/Secretary/Director	2020	375,000	-		-	-	-		375,000

(1)

The amounts reported in the Option Awards column represent the grant date fair value of the stock options granted to the named executive officers as of the grant date as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, not including any estimates of forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 15 to our financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2021 filed with the SEC on March 2, 2022 for option awards in 2021. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the named executive officers from the options.

(2)

On July 9, 2021, Mr. Palikaras was awarded a bonus of $300,000 based upon the successful completion of the reverse merger with Torchlight Energy Resources, Inc. ("Torchlight"). On March 28, 2022, Mr. Palikaras was awarded a bonus of $382,500 based on 2021 performance.

(3)	On July 9, 2021, Mr. Rice was awarded a bonus of $200,000 based upon the successful completion of the reverse merger with Torchlight.
(4)	Represents medical expense reimbursement.
(5)	Mr. Rice's employment as our CFO and COO terminated on April 20, 2023.
(6)	Dr. Waldern's employment as our CTO terminated on April 21, 2023.

Page	7

Employment Agreements

George Palikaras

On July 1, 2021, Metamaterial Technologies Canada Inc., or Meta Canada, a wholly owned subsidiary of ours, entered into an executive employment contract with George Palikaras, or the Palikaras Employment Agreement, pursuant to which we agreed to employ Mr. Palikaras as our CEO, effective as of July 1, 2021, for an indefinite term in consideration of an annual base salary of CAD $553,500. Pursuant to the terms and conditions of the Palikaras Employment Agreement, Mr. Palikaras was granted a stock option award with a grant date value of $800,000, subject to the terms of our Amended and Restated Employee Stock Option Plan, and a grant of restricted stock units under our 2021 Equity Incentive Plan with a value of $800,000 (prorated for partial years of employment). In the event that the Palikaras Employment Agreement is terminated, we shall provide Mr. Palikaras with earned but unpaid salary, vacation pay and reimbursement of expenses and any other severance amounts as are required by applicable employment standards legislation.

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

Jonathan Waldern

On December 16, 2020, we entered into an executive employment agreement with Jonathan Waldern, or the Waldern Employment Agreement pursuant to which we agreed to employ Dr. Waldern as our CTO, effective as of December16, 2020, for an indefinite term. The Waldern Employment Agreement provided an initial annual base salary of $150,000, scheduled to increase to $250,000 upon achievement of a public offering milestone specified in the agreement. Pursuant to the Waldern Agreement, Dr. Waldern is eligible to receive a quarterly cash bonus up to a target of $50,000 based on achievement of a balanced scorecard, in the sole discretion of the Company or the Board of Directors. In the first two years of employment, Dr. Waldern is also eligible to receive up to 0.25% per quarter of our then outstanding common stock as fully vested stock options. In addition, the agreement provided for a grant to Dr. Waldern of an option to acquire 1,115,000 shares under our Amended and Restated Employee Stock Option Plan.

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

The Waldern Employment Agreement provides that Dr. Waldern may resign without Good Reason (as defined in the Waldern Employment Agreement) by providing the Company with six months’ advance written notice. During the notice period, Dr. Waldern will be entitled to continue to receive his base salary and benefits, but will not be entitled to quarterly bonuses for any calendar quarter that ends or begins during that 6-month period.

Page	8

John Brda

On July 15, 2020, Torchlight entered into new one-year employment agreements with John Brda, then President and Chief Executive Officer. His previous employment agreement expired in June 2020. Under the new agreement, Mr. Brda continued to receive the same annual salary of $375,000, with 36% of his salary, continuing to accrue unpaid until such time as the Board of Directors believed there is adequate cash for such payment, or as otherwise contemplated in the employment agreement. Mr. Brda was eligible for a bonus at the Compensation Committee’s discretion. Mr. Brda’s agreement provided that upon a “change of control” in the company (as defined in the agreement), Mr. Brda would be paid in one lump sum any amounts owed to the employee under the agreement that are accrued and unpaid plus his salary that would be earned through the end of the term of the agreement. The employment agreement has a covenant not to compete and provides for expense reimbursement, four weeks of vacation and certain other benefits.

Additionally, as part of his employment compensation, the Compensation Committee granted Mr. Brda an option to purchase a total of up to 2,250,000 shares of common stock, including up to 375,000 shares at an exercise price of $0.50 per share and up to 1,875,000 shares at an exercise price of $1.00 per share. The option was granted under Torchlight’s Amended and Restated 2015 Stock Option Plan. The terms of the option provided that the option would vest upon either (a) the approval by shareholders of a change of control occurring prior to July 15, 2021, or (b) the company entering into a letter of intent with a third party prior to July 15, 2021 that contemplates a change of control, and the change of control transaction closes with that third party (or an affiliate(s) of that third party) at a date not later than July 15, 2022; subject, however, to acceleration and earlier vesting of all of the option in the event of (i) the termination of employment by the employee for “good reason” under his employment agreement or (ii) a determination of the Compensation Committee, at its discretion. In the event of the death or disability of the employee prior to vesting or if the company terminates the employee’s employment for reasons other than for “cause” under the employment agreement prior to vesting, the option will still vest upon the occurrence of the events described under clauses (a) or (b) above. The option, to the extent such option has not been exercised, will terminate and become null and void on July 15, 2025, if and only if the option vest as described above, or on July 15, 2021, if the option do not vest as described above, subject to the occurrence of the events contemplated under clause (b) above whereby the option would not terminate until July 15, 2022.

Outstanding Equity Awards at December 31, 2021

The following table presents information regarding all outstanding equity awards and held by each of our named executive officers as of December 31, 2021.

	Option Awards						Stock Awards
	Number of		Number of				Number of		Market Value
	Securities		Securities				Shares or		of Shares or
	Underlying		Underlying				Units of		Units of
	Unexercised		Unexercised		Option		Stock That		Stock That
	Options		Options		Exercise	Option	Have Not		Have Not
	(#)		(#)		Price	Expiration	Vested		Vested (1)
Name and Principal Position	Exercisable		Unexercisable		($)	Date	(#)		($)
George Palikaras	-		1,476,000	(2)	$0.27	23-Mar-30
President/CEO/Director							1,461,240	(3)	3,594,650
Kenneth Rice	553,500	(4)	-		$0.27	14-Dec-30
Chief Financial Officer and Executive Vice President
Jonathan Waldern	42,856	(5)	1,542,881	(5)	$0.27	14-Dec-30
Chief Technology Officer
John A. Brda	937,500	(6)	-		$2.00	15-Jul-25
Former CEO/Secretary/Director	187,500	(6)	-		$1.00	15-Jul-25

(1)

Represents the market value of the unvested shares underlying the share awards as of December 31, 2021, based on the closing price of our common shares on such date, as reported on the Nasdaq Capital Market, which was $2.46 per share. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the share awards or the sale of the common stock underlying such share awards.

(2)	Vests annually over two years, beginning on March 23, 2020, subject to the terms, conditions and restrictions of the award agreement governing the grant.

Page	9

(3)

Represents fully vested deferred stock units (“DSUs”), which were granted on March 28, 2013. Each unit is convertible at the option of the holder into one common share upon its settlement; however, DSUs are unable to be settled until the holder ceases to be a service provider to the Company. The holder is entitled to settle all DSUs, including dividends and other adjustments, no later than December 1 of the first calendar year commencing after the time of his termination.

(4)	Fully vested at a grant date of December 14, 2020.
(5)

25% of the shares subject to the option shall vest on the one-year anniversary from the vesting commencement date of December 14, 2020, and thereafter the remaining shares subject to the option shall vest in equal monthly installments over the next 36 months on the same day of the month as the vesting commencement date.

(6)

The options were awarded on July 15, 2020. The Compensation Committee granted Mr. Brda an option to purchase a total of up to 1,125,000 shares of common stock, including up to 187,500 shares at an exercise price of $1.00 per share and up to 937,500 shares at an exercise price of $2.00 per share. The options were granted under our 2015 Stock Option Plan which plan was approved by stockholders on October 26, 2020.

Compensation of Directors

The compensation committee of the Company's board recommends director compensation to its board of directors based on factors it considers appropriate, market conditions and trends and the recommendations of management.

	Fees Earned			Non-Equity	Nonqualified
	And Accrued	Stock	Option	Incentive Plan	Deferred
	in 2021	Awards	Awards	Compensation	Compensation	All Other	Total
Name	($)(3)	($)(1)	($)	($)	Earnings ($)	Compensation ($)	($)

Ram Ramkumar (2) (4)	39,648	79,672	-	-	-	-	119,320
Maurice Guitton (2) (5)	32,148	79,672	-	-	-	-	111,820
Allison Christilaw (2) (6)	32,148	79,672	-	-	-	-	111,820
Steen Karsbo (2) (7)	32,148	79,672	-	-	-	-	111,820
Eric Leslie (2) (8)	32,148	79,672	-	-	-	-	111,820
Ken Hannah (2) (9)	22,500	119,508	-	-	-	-	142,008
Alexandre Zyngier (3)	50,000	-	-	-	-	-	50,000
Robert Lance Cook (3)	50,000	-	-	-	-	-	50,000
Michael Graves (3)	50,000	-	-	-	-	-	50,000
Greg McCabe (3)	-	-	-	-	-	-	-

(1)	Equity awards value comprises of share-based compensation from DSUs valued using the grant date fair value.
(2)

We reimburse our directors for expenses associated with attending meetings of our board of directors and committees of our board of directors. Each director receives cash fees of $11,250, and the chairman of the Board receives cash fees of $15,000, each paid on a quarterly basis in arrears. Before the merger with Torchlight, each director received CAD 3,000 quarterly, which was converted to USD 2,412 based on the exchange rate of CAD 1.2438 per 1 USD. Directors who are also our employees receive no additional compensation for their service as a director. During 2021, 29,508 DSUs were granted to each director as an annual equity awards. Mr. Hannah entitled additional 14,754 DSUs as an initial equity award for newly elected directors.

(3)

Mr. Zyngier, Mr. Cook, Mr. Graves and Mr. McCabe resigned as board members in June 2021 in connection with the closing of our merger with Torchlight. Amount reflects fees paid to each of Mr. Zyngier, Mr. Cook, Mr. Graves and Mr. McCabe through the end of their board service period.

(4)

As of December 31, 2021, Mr. Ramkumar had outstanding options representing the right to purchase of 369,000 shares of common stock, fully vested as of December 31, 2021, at an exercise price of $0.15 per share, and outstanding options representing the right to purchase of 553,500 shares of common stock, of which 184,500 equivalent shares of options vested and are exercisable as of December 31, 2021, at an exercise price of $0.27 per share. Mr. Ramkumar had outstanding DSUs of 29,508 as of December 31, 2021.

(5)

As of December 31, 2021, Mr. Guitton had outstanding options representing the right to purchase of 1,214,197 shares of common stock, of which 845,198 equivalent shares of options vested and are exercisable as of December 31, 2021, at an exercise price of $0.27 per share. Mr. Guitton had outstanding DSUs of 777,618 as of December 31, 2021.

(6)

As of December 31, 2021, Ms. Christilaw had outstanding options representing the right to purchase of 553,500 shares of common stock, of which 184,500 equivalent shares of options vested and are exercisable as of December 31, 2021, at an exercise price of $0.27 per share. Ms. Christilaw had outstanding DSUs of 29,508 as of December 31, 2021.

(7)

As of December 31, 2021, Mr. Karsbo had outstanding options representing the right to purchase of 553,500 shares of common stock, of which 184,500 equivalent shares of options vested and are exercisable as of December 31, 2021, at an exercise price of $0.27 per share. Mr. Karsbo had outstanding DSUs of 29,508 as of December 31, 2021.

Page	10

(8)

As of December 31, 2021, Mr. Leslie had outstanding options representing the right to purchase of 1,083,804 shares of common stock, of which 714,803 equivalent shares of options vested and are exercisable as of December 31, 2021, at an exercise price of $0.27 per share. Mr. Leslie had outstanding DSUs of 29,508 as of December 31, 2021.

(9)	Mr. Hannah had outstanding DSUs of 44,262 as of December 31, 2021.

Page	11

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Filed Herewith
1.1.0	Underwriting Agreement, dated February 8, 2021, between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC	10-K	18-Mar-21
1.2.0	Sales Agreement, dated as of June 16, 2021, by and between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC	8-K	16-Jun-21
1.2.1	Amended and Restated Sales Agreement, dated as of June 21, 2021, by and between Torchlight Energy Resources, Inc. and Roth Capital Partners, LLC	8-K	21-Jun-21
2.1.0	Arrangement Agreement between Metamaterial Inc. and Torchlight Energy Resources, Inc., dated December 14, 2020	8-K	14-Dec-20
2.1.1	Amendment to Arrangement Agreement dated February 3, 2021	8-K	3-Feb-21
2.1.2	Amendment to Arrangement Agreement dated March 11, 2021	8-K	11-Mar-21
2.1.3	Amendment to Arrangement Agreement dated March 31, 2021	8-K	1-Apr-21
2.1.4	Amendment to Arrangement Agreement dated April 15, 2021	8-K	15-Apr-21
2.1.5	Amendment to Arrangement Agreement dated May 2, 2021	8-K	3-May-21
2.1.6	Amendment to Arrangement Agreement dated June 18, 2021	8-K	21-Jun-21
2.2.0	Arrangement Agreement between Meta Materials Inc. and Nanotech Securities, dated August 4, 2021	10-K	2-March-22
2.3.0	Meta Materials Inc. & Oilco Holdings Inc - 8% Promissory Note Secure - $15 mil loan dated October 1, 2021	10-K/A	24-Mar-23
2.4.0	Stock Pledge Agreement between Gregory McCabe & Meta Materials Inc. dated September 30, 2021	10-K/A	24-Mar-23
3.1.0	Articles of Incorporation	10-K	18-Mar-19
3.1.1	Certificate of Amendment to Articles of Incorporation dated December 10, 2014.	10-Q	15-May-15
3.1.2	Certificate of Amendment to Articles of Incorporation dated September 15, 2015.	10-Q	12-Nov-15
3.1.3	Certificate of Amendment to Articles of Incorporation dated August 18, 2017.	10-Q	9-Nov-18
3.1.4	Amendment to the Articles of Incorporation of Torchlight Energy Resources, Inc., dated June 14, 2021	8-K	16-Jun-21
3.1.5	Certificate of Amendment related to the Reverse Stock Split and Name Change, filed June 25, 2021	8-K	29-Jun-21
3.2.0	Amended and Restated Bylaws	8-K	26-Oct-16
3.3.0	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Preferred Stock, dated June 14, 2021, as modified by the Certificate of Correction, dated June 15, 2021	8-K	16-Jun-21
3.4.0	Certificate of Designation of Preferences, Rights and Limitations of Series B Special Voting Preferred Stock, dated June 14, 2021	8-K	16-Jun-21
4.1.0	Form of Investor Warrant	10-K	2-March-22
4.2.0	Form of Broker Warrant	10-K	2-March-22
4.3.1	ACOA BDP (2015) - Contract 200804 - Original Document	10-K	2-March-22
4.3.1.1	ACOA BDP (2015) - Contract 200804 - Amendment March 4, 2014	10-K/A	2-May-22
4.3.1.2	ACOA BDP (2015) - Contract 200804 - Amendment November 24, 2014	10-K/A	2-May-22
4.3.1.3	ACOA BDP (2015) - Contract 200804 - Revised Repayment Schedule November 25, 2020	10-K/A	2-May-22
4.3.2	ACOA AIF (2015) - Contract 203260 - Original Document	10-K	2-March-22

Page	12

4.3.2.1	ACOA AIF (2015) - Contract 203260 - Amendment October 29, 2015	10-K/A	2-May-22
4.3.2.2	ACOA AIF (2015) - Contract 203260 - Amendment Feb 11, 2016	10-K/A	2-May-22
4.3.2.3	ACOA AIF (2015) - Contract 203260 - Amendment October 28 2016	10-K/A	2-May-22
4.3.3	ACOA BDP (2018) - Contract 211326 - Original Document	10-K	2-March-22
4.3.3.1	ACOA BDP (2018) - Contract 211326 - Amendment May 17, 2019	10-K/A	2-May-22
4.3.3.2	ACOA BDP (2018) - Contract 211326 - Amendment June 12, 2019	10-K/A	2-May-22
4.3.3.3	ACOA BDP (2018) - Contract 211326 - Amendment November 4, 2019	10-K/A	2-May-22
4.3.4	ACOA BDP (2019) - Contract 212622 - Original Document	10-K	2-March-22
4.3.5	ACOA RRRF (2021) - Contract 217574 - Original Document	10-K	2-March-22
4.4.0	Certificate of Incorporation of 2798832 Ontario Inc., dated December 9, 2020	10-K/A	24-Mar-23
4.4.1	Articles of Amendment of 2798832 Ontario Inc, dated February 3, 2021	10-K/A	24-Mar-23
4.4.2	Articles of Amendment of Metamaterial Exchangeco Inc., dated June 25, 2021	10-K/A	24-Mar-23
4.6	Form of Common Stock	10-K	2-March-22
10.1.0	Highfield Park, Dartmouth, NS - Lease 20200828 - Original Document	10-K	2-March-22
10.2.0	Highfield Park, Dartmouth, NS - Lease 20210603 - Amendment June 1, 2021	10-K	2-March-22
10.3.0	Highfield Park, Dartmouth, NS - Subscription Agreement	10-K	2-March-22
10.4.0+	Employment Agreement with George Palikaras, dated July 1, 2021	10-K	2-March-22
10.5.0+	Employment Agreement with Kenneth Rice, dated December 11, 2020	10-K	2-March-22
10.6.0+	Employment Agreement with Jonathan Waldern dated December 16, 2020	10-K	2-March-22
10.7.0	Form of Meta Materials Inc. Indemnification Agreement	8-K	29-June-21
10.8.0	Form of Stock Option Agreement	10-Q/A	1-June-22
10.9.0	Form of Restricted Stock Unit Agreement	10-Q/A	1-June-22
10.10.0+	Amended and Restated Stock Option Plan	S-8	26-Aug-21
10.11.0+	2021 Equity Incentive Plan	S-8	22-Mar-22
14.0	Code of Conduct	10-K	2-March-22
21.1.0	List of Subsidiaries	10-K	2-March-22
23.0	Consent of Independent Auditors	10-K/A	2-May-22
24.0	Power of Attorney	10-K	2-March-22
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K/A	2-May-22
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K/A	2-May-22
99.1	Report of PeTech Enterprises, Inc.	10-K/A	2-May-22
101.SCH	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

Page	13

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Management contract or compensatory plan or arrangement

* The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Meta Materials Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Page	14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meta Materials Inc.

Dated: September 6, 2023	By:	/s/ George Palikaras
George Palikaras
President and Chief Executive Officer
(Principal Executive Officer)

Page	15