Form 10-K/A
period 2022-12-31
META MATERIALS INC.
filed 2023-09-06
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 3)

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

EXPLANATORY NOTE

This Amendment No. 3 to Form 10-K of Meta Materials, Inc., referred to in this report as the "Company”, “META”, "we", "us" or "our", is being filed solely

(i) to correct and update certain information regarding executive compensation set forth in Part III, Item 11, including:

a) correcting the amount of bonus earned by George Palikaras, our President and Chief Executive Officer, in fiscal year 2021, which was understated by $297,500;

b) correcting the amount of option awards granted to Mr. Palikaras and Jonathan Waldern, our former Chief Technology Officer, in fiscal year 2021 from $261,213 and $175,587 to be $Nil as they were not granted;

c) updating the amount of bonus earned by Mr. Palikaras in fiscal year 2022 from $366,127, which amount was based on an estimate in Amendment No. 2 to the Original Filing, to be $Nil as it was never awarded; and

d) updating the amount of bonus earned by Dr. Waldern in fiscal year 2022 from $190,000, which amount was based on an estimate in Amendment No. 2 to the Original Filing, to be $200,000.

(ii) to correct certain information regarding outstanding equity awards at December 31, 2022 set forth in Part III, Item 11, including:

a) correcting the number of shares or units of stock that have not vested for Mr. Palikaras to include 1,461,240 deferred stock units with market value of $1,738,876; and

b) correcting the number of exercisable and unexercisable stock options for Dr. Waldern commencing on December 14, 2020 to be 385,718 and 1,028,588 respectively.

(iii) to restate Part II, Item 9A, to reflect deficiencies in disclosure controls and procedures identified by the Company’s management related to such errors.

As required by Rule 12b-15, in connection with this Amendment No. 2, the Company’s Principal Executive Officer and Principal Financial Officer are providing new Rule 13a-14 certifications. Because no financial statements have been included in this Amendment No. 3, paragraph 3 of the certifications has been omitted. Additionally, because no financial statements are contained within this Amendment No. 3, the Company has not included new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as explicitly set forth herein, this Amendment No. 3 does not purport to modify or update the disclosures in, or exhibits to original Form 10-K (the “Original Filing”), Amendment No. 1 or Amendment No. 2, or to update the Original Filing, Amendment No. 1 or Amendment No. 2 to reflect events occurring after the date of such filing.

Page	2

Table of Contents

		Page
PART II
Item 9A.	Controls and Procedures	4

PART III
Item 11.	Executive Compensation	6

PART IV
Item 15.	Exhibits, Financial Statement Schedules	13

Page	3

PART II

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Prior to the Original Filing, Amendment No. 1 and Amendment No. 2, management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting, as described below under “Management’s Report on Internal Control over Financial Reporting.”

In connection with the preparation and filing of this Amendment No. 3, our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures, taking into account the errors summarized in the Explanatory Note to, and corrected in Part III, Item 11 of, this Amendment No. 3. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were not effective due to the aforementioned material weakness and also due to incomplete corporate records and a lack of effective processes relating to the preparation and review of the executive compensation disclosures required by Part III, Item 11 of Form 10-K. We are implementing additional operational procedures designed to ensure the effectiveness of our disclosure controls and procedures with respect to future reports that we file with or submit to the SEC under the Exchange Act.

Notwithstanding the foregoing, giving full consideration to the remaining material weakness, we have concluded that the consolidated financial statements included in the Annual Report on Form 10-K present fairly, in all material respects, our financial position, the results of our operations and our cash flows for each of the periods presented in conformity with U.S. generally accepted accounting principles.

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

Based on the results of this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to the existence of a material weakness as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis.

Management has determined that a material weakness in internal control over financial reporting existed at December 31, 2022 due to the existence of the following identified deficiencies:

•
A lack of sufficient accounting personnel with the requisite knowledge of US GAAP and financial reporting requirements of the SEC; and

Page	4

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

As of December 31, 2022, we are still developing and documenting the full extent of the procedures to implement, and remediate the material weakness described above, however the current remediation plan includes:

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
•
Hired third-party consultants to assist with process improvements and control remediation efforts in targeted accounting, IT and operations processes.
•
We continued to test and improve the design and operating effectiveness of our internal controls, and determine whether remediation plans have been implemented in the deficiency areas.
•
We invested in hiring additional IT resources including a Chief Information Officer with appropriate knowledge and expertise to effectively implement internal controls.

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

Limitations on Effectiveness of Internal Controls

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls will prevent all errors and detect all accounting irregularities. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of accounting irregularities, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

Page	5

PART III

Item 11. Executive Compensation.

Compensation of Named Executive Officers

Summary Compensation Table

The following table summarizes the compensation for each of our executive officers (the “Named Executive Officers”) during the fiscal years ended December 31, 2022 and 2021.

Name and principal position	Year	Salary	Bonus		Option awards	Stock awards	Non-equity incentive plan compensa-tion	All other compensation		Total
		($)	($)		($) (1)	($) (1)	($)	($)		($)

George Palikaras	2022	$424,333	$-		$800,000	$800,000	$-	$-		$2,024,333
President/CEO/Director	2021	$300,558	$682,500	(4)	$-	$-	$-	$-		$983,058
Kenneth Rice (2)	2022	$293,333	$-		$322,309	$250,000	$106,313	$19,290	(6)	$991,245
Former CFO and COO	2021	$231,100	$200,000	(5)	$-	$-	$104,850	$19,290	(6)	$555,240
Jonathan Waldern (3)	2022	$250,000	$-		$3,663,601	$200,000	$200,000	$-		$4,313,601
Former CTO	2021	$238,078	$-		$-	$-	$182,500	$-		$420,578

(1)

The amounts reported in the Option Awards and Stock Awards columns represent the grant date fair value of the stock options and restricted stock units granted to the named executive officers as of the grant date as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, not including any estimates of forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column and restricted stock units reported in the Stock Awards column are set forth in Note 13 to our financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on March 24, 2023 for option awards in 2022 and in Note 15 to our financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2021 filed with the SEC on May 2, 2022 for options awards in 2021. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the named executive officers from the options.

(2)	Mr. Rice’s employment as our CFO and COO terminated on April 20, 2023.
(3)	Dr. Waldern’s employment as our CTO terminated on April 21, 2023.
(4)	On July 9, 2021, Mr. Palikaras was awarded a bonus of $300,000 based upon the successful completion of the reverse merger with Torchlight. On March 28, 2022, Mr. Palikaras was awarded a bonus of $382,500 based on 2021 performance.
(5)	On July 9, 2021, Mr. Rice was awarded a bonus of $200,000 based upon the successful completion of the reverse merger with
Torchlight.
(6)	Represents medical expense reimbursement.

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

•	enhance the Company’s ability to attract, encourage and retain knowledgeable and experienced executives; and

•	balance our short-term and long-term business goals.

The key components of executive compensation include: (1) base salary; (2) a short-term incentive comprised of quarterly bonus awards paid in cash and/or stock options; and (3) long-term incentives comprised primarily of stock option incentives, which are reviewed annually based on job performance as well as corporate performance and external competitive practices.

Page	6

The Board has utilized the Human Resources and Compensation Committee that works with our CEO to establish annual and quarterly performance measures for each executive, along with assessing our overall performance and the performance of our executives, and relies on its experience and judgment in determining the overall compensation package for executives. Compensation of executives as detailed herein is linked to the achievement corporate and individual objectives, and not to improvements of the market value of our securities.

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

Page	7

will be entitled to continue to receive his base salary and benefits, but will not be entitled to quarterly bonuses for any calendar quarter that ends or begins during that 6 month period.

Executive Terminations

Effective as of (i) April 20, 2023, Kenneth Rice was terminated as our CFO and COO and decided to retire, and (ii) April 21, 2023, Jonathan Waldern was terminated as our CTO. In connection with their departure, each of Mr. Rice and Dr. Waldern is expected to receive the severance payments and benefits provided under his respective employment agreement with the Company for a termination without Cause (as defined therein), subject to his execution of a release and discharge agreement and compliance with post-termination restrictive covenants.

Uzi Sasson

On April 20, 2023, we entered into an executive employment agreement with Mr. Sasson (the “Sasson Employment Agreement”) pursuant to which we agreed to employ Mr. Sasson as our CFO and COO, effective as of April 20, 2023, for an indefinite term in consideration of an initial annual base salary of $375,000. Mr. Sasson is eligible to receive an annual bonus with a target of 65% of his base salary as determined by the Board in its sole discretion, based on achievement of our performance and Mr. Sasson’s individual performance goals. This annual bonus will be prorated for 2023. In addition, in connection with the execution of the Employment Agreement with us, Mr. Sasson will be eligible to receive a stock option to purchase 300,000 shares of our common stock which will vest 25% annually over four years, subject to Mr. Sasson’s continued service with us through each vesting date. Mr. Sasson will also be eligible to receive a long-term incentive equity grant with an aggregate grant date value of $500,000, the Long-Term Incentive Plan ("LTIP") Grant, computed using the Black Scholes valuation model, subject to Mr. Sasson’s continued employment through the grant date. The LTIP Grant will consist of 50% in stock options and 50% in restricted stock units and is expected to vest over a four-year period, with 25% of such options and restricted stock units vesting annually over the next four years after the date of grant. In the event that Mr. Sasson’s employment with us is terminated, he will be eligible for severance benefits in accordance with our established policies, if any, then in effect.

Page	8

Outstanding Equity Awards at December 31, 2022

The following table presents information regarding all outstanding equity awards and held by each of our named executive officers as of December 31, 2022.

	Option Awards						Stock Awards
									Market
	Number of		Number of				Number of		value of
	securities		securities				shares or		shares or
	underlying		underlying				units of		units of
	unexercised		unexercised		Option		stock that		stock that
	options		options		exercise	Option	have not		have not
Name and principal	(#)		(#)		price	expiration	vested		vested (1)
position	exercisable		unexercisable		($)	date	(#)		($)

George Palikaras	1,476,000	(2)	-		$0.27	March 23, 2030
President/CEO/Director	-		696,675	(3)	$1.58	March 3, 2032
							506,329	(3)	$602,532
							1,461,240	(7)	$1,738,876
Kenneth Rice (6)	553,500	(4)	-		$0.27	December 14, 2030
Former CFO and COO	-		217,711	(3)	$1.58	March 3, 2032
	110,252	(4)	-		$1.21	May 10, 2032
	41,759	(4)	-		$1.17	June 27, 2032
	68,830	(4)	-		$1.31	November 11, 2032
							158,228	(3)	$188,291
Jonathan Waldern (6)	385,718	(5)	1,028,588	(5)	$0.27	December 14, 2030
Former CTO	699,457	(4)	-		$1.97	February 15, 2032
	702,048	(4)	-		$1.97	February 15, 2032
	492,606	(4)	-		$1.97	February 15, 2032
	-		174,169	(3)	$1.58	March 3, 2032
	662,603	(4)	-		$1.58	May 10, 2032
	741,987	(4)	-		$1.51	June 27, 2032
	904,826	(4)	-		$1.31	November 11, 2032
	902,394	(4)	-		$0.89	October 21, 2032
							126,582	(3)	$150,633

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

(2)	Vested annually over two years commencing on March 23, 2020.
(3)	Vests annually over four years commencing on March 3, 2022, subject to the terms, conditions and restrictions of the award agreement governing the grant.
(4)	Fully vested at grant dates.
(5)	Vests at 25% one year after grant date and 75% in equal monthly installments over three years after, subject to the terms, conditions and restrictions of the award agreement governing the grant.
(6)

Each outstanding vested stock option held by Mr. Rice terminates 90 days from April 20, 2023, the date of his separation from us and each outstanding vested stock option held by Dr. Waldern terminates 90 days from April 21, 2023, the date of his separation from us.

(7)

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

Director Compensation Policy and Programs

Our Board makes its director compensation decisions in consultation with our Human Resources and Compensation Committee, or HRCC, as well as the independent compensation consulting firm retained by our HRCC, or the compensation consultant, to evaluate our compensation policies and practices for non-employee directors. In addition, our Board and HRCC, in consultation with our compensation consultant, periodically review our director cash and equity compensation policies and programs, including our Outside Director Compensation Plan, and seek to ensure that our cash compensation and equity incentives for non-employee directors are competitive with our peer group and that they offer appropriate incentives to continued service as a director or, for prospective directors, to join our Board.

Cash Compensation

The following table summarized the cash compensation payable to our non-employee directors under our current compensation program effective January 1, 2023.

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

Page	10

						Non-	Non-
	Fees					equity	qualified	All
	earned					incentive	deferred	other
Name and	or paid	Stock		Option		plan	compen-	compen-
principal	in cash	awards		awards		compen-	sation	sation	Total
position (1)	($)	($) (2)		($)(2)		sation ($)	earnings ($)	($)	($)

John Harding	$22,500	$90,000	(3)	$-		$-	$-	$-	$112,500
Chairman of the Board of Directors
Ram Ramkumar (4)	$37,500	$-		$-		$-	$-	$-	$37,500
Former Chairman of the Board of Directors
Allison Christilaw	$45,000	$90,000	(6)	$-	(5)	$-	$-	$-	$135,000
Director
Steen Karsbo	$53,125	$90,000	(8)	$-	(7)	$-	$-	$-	$143,125
Director
Eric Leslie	$45,000	$90,000	(10)	$-	(9)	$-	$-	$-	$135,000
Director
Ken Hannah	$45,000	$90,000	(11)	$-		$-	$-	$-	$135,000
Director
Maurice Guitton (12)	$45,000	$90,000	(14)	$-	(13)	$-	$-	$-	$135,000
Former Director

(1)	Does not include two directors that joined our Board in April 2023.
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

(3)	Represents a common stock award of 96,195 fully vested shares granted on August 16, 2022.
(4)	Effective August 14, 2022, Mr. Ramkumar resigned from the Board.
(5)	As of December 31, 2022, Ms. Christilaw had outstanding options representing the right to purchase of 553,500 shares of common stock at an exercise price of $0.27 per share.
(6)	Represents a common stock award of 52,632 DSUs granted on December 5, 2022. As of December 31, 2022, Mr. Christilaw had outstanding 82,140 DSUs.
(7)	As of December 31, 2022, Mr. Karsbo had outstanding options representing the right to purchase of 553,500 shares of common stock at an exercise price of $0.27 per share.
(8)	Represents a common stock award of 52,632 DSUs granted on December 5, 2022. As of December 31, 2022, Mr. Karsbo had outstanding 82,140 DSUs.
(9)	As of December 31, 2022, Mr. Leslie had outstanding options representing the right to purchase of 1,083,804 shares of common stock at an exercise price of $0.27 per share.
(10)	Represents a common stock award of 52,632 DSUs granted on December 5, 2022. As of December 31, 2022, Mr. Leslie had outstanding 82,140 DSUs.
(11)	Represents a common stock award of 52,632 DSUs granted on December 5, 2022. As of December 31, 2022, Mr. Hannah had outstanding 96,894 DSUs.
(12)	Effective April 19, 2023, Mr. Guitton resigned from the Board.
(13)	As of December 31, 2022, Mr. Guitton had outstanding options representing the right to purchase of 1,214,197 shares of common stock at an exercise price of $0.27 per share.

Page	11

(14)	Represents a common stock award of 52,632 DSUs granted on December 5, 2022. As of December 31, 2022, Mr. Guitton had outstanding 417,006 DSUs.

Page	12

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

		10-Q/A	1-Jun-22
2.9.0	Asset Purchase Agreement, dated as of June 16, 2022, by and between Meta Materials Inc., Optodot Corporation, and SCP Management LLC, as Securityholders’ Representative	8-K	17-Jun-22
2.10.0	Stock Purchase Agreement, dated March 31, 2022, by and between Meta Materials Inc., on the one hand, and Dmitry Yarmolich and Dzianis Yarmolich, on the other hand	10-Q/A	31-Mar-22
3.1.0	Articles of Incorporation	10-K	18-Mar-19
3.1.1	Certificate of Amendment to Articles of Incorporation dated December 10, 2014	10-Q	15-May-15
3.1.2	Certificate of Amendment to Articles of Incorporation dated September 15, 2015	10-Q	12-Nov-15
3.1.3	Certificate of Amendment to Articles of Incorporation dated August 18, 2017.	10-Q	9-Nov-18
3.1.4	Amendment to the Articles of Incorporation of Torchlight Energy Resources, Inc., dated June 14, 2021	8-K	16-Jun-21

Page	13

3.1.5	Certificate of Amendment related to the Reverse Stock Split and Name Change, filed June 25, 2021	8-K	29-Jun-21
3.2.0	Certificate of Designation of Preferences, Rights and Limitations of Series B Special Voting Preferred Stock, dated June 14, 2021	8-K	16-Jun-21
3.3.0	Certificate of Withdrawal of Certificate of Designation of Preference, Rights, and Limitations of Series A Non-Voting Preferred Stock	8-K	15-Dec-22
3.4.0	Certificate of Designation of Preferences, Rights and Limitations of Series B Special Voting Preferred Stock, dated June 14, 2021	8-K	16-Jun-21
3.5.0	Amended and Restated Bylaws	8-K	26-Oct-16
4.1.0	Form of Investor Warrant	10-K	2-Mar-22
4.2.0	Form of Broker Warrant	10-K	2-Mar-22
4.3.0	Form of Common Stock	10-K	2-Mar-22
4.4.0	Form of Common Stock Purchase Warrant (issued in June 2022)	8-K	27-Jun-22
4.5.0	Certificate of Incorporation of 2798832 Ontario Inc., dated December 9, 2020	10-K/A	24-Mar-23
4.5.1	Articles of Amendment of 2798832 Ontario Inc, dated February 3, 2021	10-K/A	24-Mar-23
4.5.2	Articles of Amendment of Metamaterial Exchangeco Inc., dated June 25, 2021	10-K/A	24-Mar-23
4.6.0	Description of Securities	10-K/A	24-Mar-23
9.1.0	Voting and Exchange Trust Agreement by and among the Company and Metamaterial Exchangeco Inc. and AST Trust Company (Canada)	10-K/A	24-Mar-23
10.1.0	Highfield Park, Dartmouth, NS - Lease 20200828 - Original Document	10-K	2-Mar-22
10.2.0	Highfield Park, Dartmouth, NS - Lease 20210603 - Amendment June 1, 2021	10-K	2-Mar-22
10.3.0	Highfield Park, Dartmouth, NS - Subscription Agreement	10-K	2-Mar-22
10.4.0+	Employment Agreement with George Palikaras, dated July 1, 2021	10-K	2-Mar-22
10.5.0	QMB Innovation Centre, London-Lease 20221022-Modification&Expension	10-K/A	24-Mar-23
10.6.0	Burnaby-Vancouver-BC-Lease-20220601-Modification	10-K/A	24-Mar-23
10.7.0+	Employment Agreement with Kenneth Rice, dated December 11, 2020	10-K	2-Mar-22
10.8.0+	Employment Agreement with Jonathan Waldern dated December 16, 2020	10-K	2-Mar-22
10.09.0	Form of Meta Materials Inc. Indemnification Agreement (Incorporated by reference form 8-k filed with the SEC on June 29, 2021)	10-K	2-Mar-22
10.10.0	Form of Stock Option Agreement	10-Q/A	1-June-22
10.11.0	Form of Restricted Stock Unit Agreement	10-Q/A	1-June-22
10.12.0	Form of Amended and Restated Securities Purchase Agreement, dated June 27, 2022	8-K	27-June-22
10.13.0+	Amended and Restated Stock Option Plan	S-8	26-Aug-21
10.14.0+	2021 Equity Incentive Plan	S-8	22-Mar-22
10.15.0	Outside Director Compensation Plan	10-K/A	24-Mar-23
21.1.0	List of Subsidiaries	10-K/A	24-Mar-23
23.1.0	Consent of Independent Registered Public Accounting Firm	10-K/A	24-Mar-23
24.1.0	Power of Attorney	10-K	23-Mar-23
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

Page	14

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K/A	24-Mar-23
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K/A	24-Mar-23
101.SCH	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.			X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			X

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

Page	15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meta Materials Inc.

Dated: September 6, 2023	By:	/s/ George Palikaras
George Palikaras
President and Chief Executive Officer
(Principal Executive Officer)

Page	16