Form 10-Q
period 2023-09-30
META MATERIALS INC.
filed 2023-11-13
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, the registrant had 490,414,607 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include statements about:

•
our business strategy,
•
our future performance,
•
our ability to achieve expected savings and benefits in association with the Realignment and Consolidation plan,
•
our strategy for protecting our intellectual property,
•
our ability to obtain necessary funding on favorable terms or at all,
•
our ability to retain and increase sales to existing customers,
•
our plan and ability to secure revenues,
•
the risk of competitors entering the market,
•
our ability to expand operations, facilities and hire and retain skilled staff,
•
our ability to obtain financing to fund future expenditures and capital requirements,
•
our plans with respect to new facilities and the scaling of our manufacturing capabilities,
•
the impact of adoption of new accounting standards,
•
statements relating to the acquisition of Plasma App Ltd., or PAL, including but not limited to the effect the acquisition will have on significantly accelerating line speed and increasing our annual capacity for NANOWEB® films as well as KolourOptik® security films,
•
statements relating to the acquisition of Optodot Corporation, including but not limited to the effect that the acquisition will offer simpler, faster, lower-cost assembly processes compatible with current and future battery chemistries,
•
expectations regarding vehicle electrification,
•
the capabilities of our technology, including but not limited to expectations regarding NANOWEB® capacity,
•
our ability to maintain an adequate rate of revenue growth and our future financial performance, including our expectations regarding our revenue, gross profit or gross margin and operating expenses,
•
our ability to expand our business, including to expand globally and into other markets,
•
the sufficiency of our present cash and cash equivalents balances and cash flows,
•
the effect of foreign currency fluctuation, and
•
the effect of a global chip shortage.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

Risks Related to the Realignment and Consolidation Plan

▪
Uncertainty in successfully completing the Realignment and Consolidation Plan, which may require a substantial portion of the time and attention of our management, may affect our ability to mitigate going concern risk and have an adverse effect on our business and results of operations.
▪
We may undergo changes in organizational culture and employee morale, transformations in customer and partner relationships, and potential operational disturbances as a result of our Realignment and Consolidation Plan, each of which could adversely affect our overall business performance and stakeholder satisfaction levels.
▪
A potential divestiture of certain applications under the Realignment and Consolidation Plan may require a recalibration of our business model, potentially affecting our market positioning and competitiveness. We may also face challenges in realizing an adequate return on prior investments, which may result in significant amount of impairment loss and impact our future results of operations.

Risks Related to our Business

▪
Continuous operational losses and negative cash flows raise doubts about our ability to continue as a going concern.
▪
Limited operational history makes it difficult to predict our future operating results.
▪
We may require additional capital to support business growth, and this capital might not be available on acceptable terms.
▪
Possible future needs for funding through debt financing may necessitate a significant amount of cash, and there may not be sufficient cash flow from our business to repay our debts.
▪
Our agreement to share 50% of Vlepsis business profits with Vlepsis employees may extend the time needed to recoup our investment and potentially reduce the rate of return.
▪
Our operating results fluctuate significantly because of a number of factors, many of which are beyond our control.
▪
We currently rely on revenue from development services and most of our products are in the development stage. Any delay in the development or introduction of our new products could adversely affect our business.
▪
We may be unable to develop new products, applications, and end markets for our products.
▪
Our research and marketing development activities and investments may not result in profitable, commercially viable or successfully produced and marketed products.
▪
Because our products typically have lengthy sales cycles, we may experience substantial delays between incurring expenses related to research and development and the generation of revenues.
▪
We may experience delays in providing sufficient products for future testing of our products due to supply chain limitations.
▪
Fluctuations in the mix of products sold may adversely affect our financial results.
▪
Variations in the amount of time it takes for us to sell our systems may cause fluctuations in our operating results, which could cause our stock price to decline.
▪
Material weaknesses or significant deficiencies in our internal controls, including our inability to maintain effective disclosure controls and procedures, could materially and adversely affect our business, results of operations and financial condition.
▪
Impairment of our goodwill or other intangible assets could materially and adversely affect our business and operating results.
▪
We depend on our OEM customers and system integrators to incorporate our products into their systems.
▪
Our revenues may be concentrated in a few customers, and if we lose any of these customers, or these customers do not pay us, our revenues could be materially adversely affected.
▪
The markets in which we participate are intensely competitive.
▪
If we are unable to make acquisitions, or successfully integrate them into our business, our business could be adversely affected.
▪
Semiconductors for inclusion in consumer products have shorter product life cycles.
▪
We may not be able to increase production capacity to meet the present and future demand for our products.
▪
Our gross margin is dependent on a number of factors, such as our revenue and products mix, raw material prices, level of capacity utilization, and manufacturing efficiency.
▪
Our revenues are dependent upon our products and technologies being designed into our customers’ products.
▪
We rely on our distributors and sales representatives to sell some of our products.
▪
Costs related to product defects and errata may harm our results of operations and business.
▪
We order materials and commence production in advance of anticipated customer demand. Therefore, revenue shortfalls may also result in inventory write-downs.
▪
Our international operations expose us to material risks.
▪
Business interruptions may damage our facilities or those of our suppliers.

▪
We are exposed to risks that our employees, consultants, or other commercial partners and business associates may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.
▪
Compliance with environmental laws and regulations could be expensive, and failure to comply with these laws and regulations could subject us to significant liability.
▪
The risk of loss of our intellectual property, trade secrets or other sensitive business or customer confidential information or disruption of operations due to cyberattacks or data breaches could negatively impact our financial results.
▪
Cybersecurity breaches and information technology failures could harm our business by increasing our costs.
▪
Changes in laws or regulations relating to privacy, information security and data protection, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations, could adversely affect our business.
▪
Changes in laws, regulations or guidelines relating to our business plan and activities could adversely affect our business.
▪
Our agreements with various national governments and suppliers to such governments subject us to unique risks.
▪
We are subject to the Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws, as well as governmental export and import controls, all of which could subject us to liability or impair our ability to compete in international markets.
▪
Our insurance coverage strategy and programs may not be adequate to cover all risks and resulting liabilities to which we may be subjected to.
▪
Tax risks across various jurisdictions and new tax laws or liabilities could significantly impact our business.

Risks Related to Intellectual Property

▪
If we fail to protect our intellectual property rights and our confidential information, our business could be adversely affected.
▪
Our intellectual property revenues are uncertain and unpredictable in timing and amount.
▪
We may become involved in material legal proceedings in the future to enforce or protect our intellectual property rights.
▪
Our technologies may infringe on the intellectual property rights of others, which could lead to costly disputes or disruptions.

Risks Related to Industry Adoption of our Products

▪
We cannot provide assurance that markets will accept our various products at the expected market penetration rates.
▪
Slower than forecasted market acceptance of Lithography related products, partially in the automotive market, may have a material adverse effect on our financial position.
▪
If products incorporating our technologies are used in defective products, we may be subject to product liability or other claims.
▪
We participate in markets that are subject to rapid technological change and require significant research and development expenses to develop and maintain products that can achieve market acceptance.

Risks Related to Facilities and Human Resources

▪
We may incur claims relating to our use, manufacture, handling, storage or disposal of hazardous materials.
▪
Our failure to comply with export control, environmental and climate related laws and regulations, or the inability to timely obtain requisite approvals necessary for the conduct of our business, such as fab land and construction approvals, could harm our business and operational results or subject us to potential significant legal liability.
▪
We are highly dependent on the continued service and availability of key management personnel, and failure to successfully execute personnel transitions and succession planning could harm our Company.
▪
Our future success depends on our ability to attract and retain highly qualified personnel.
▪
Our results of operations could be adversely affected by labor shortages, turnover, labor cost increases and inflation.

Risks Related to Legal Matters

▪
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business and which could adversely affect our business.
▪
We and former executive officers have received “Wells Notices” from the SEC staff recommending that the SEC bring enforcement actions against us and the former executive officers which could have a material adverse effect on our business.

Risks Related to our Common Stock

▪
Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and cause our stock price to fall.
▪
Our failure to satisfy certain Nasdaq listing requirements may result in our common stock being delisted from the Nasdaq Capital Market, which could eliminate the trading market for our common stock.
▪
Subject to various spending levels approved by our board of directors, our management will have broad discretion in the use of the net proceeds from our capital raises and may not use them effectively.
▪
The market price of our common stock has been and may continue to be volatile.
▪
We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.
▪
Anti-takeover provisions in our articles of incorporation and bylaws and provisions in Nevada law might discourage, delay, or prevent a change of control of us or changes in our management and, therefore, depress the trading price of our securities.

Risks Related to the December 2022 Spin-Off of Next Bridge Hydrocarbons Inc. (“Next Bridge”)

▪
Our spin-off of our oil and gas operations could be challenged under various state and federal fraudulent transfer laws.
▪
Public attention to and inquiries regarding the “naked” short selling of our previously outstanding Series A Preferred Stock may negatively affect the trading value of our common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

	As of	As of
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$9,189,994	$10,090,858
Restricted cash	1,000,740	1,720,613
Accounts and other receivables	1,688,711	902,718
Notes receivable, net of allowance for credit loss	—	2,211,900
Inventory	122,306	468,027
Prepaid expenses and other current assets	3,979,055	7,202,099
Due from related parties	8,501	8,461
Total current assets	15,989,307	22,604,676
Intangible assets, net	51,256,980	56,313,317
Property, plant and equipment, net	46,015,506	42,674,699
Operating lease right-of-use ("ROU") assets	8,410,263	5,576,824
Long-term subscription receivables	82,645	—
Goodwill	—	281,748,466
Total assets	$121,754,701	$408,917,982
Liabilities and stockholders’ equity
Current liabilities
Trade payables and accruals	$10,700,047	$16,694,211
Restructuring costs accrual	661,405	—
Current portion of long-term debt	709,015	483,226
Current portion of deferred revenues	1,481,487	730,501
Current portion of deferred government assistance	807,095	799,490
Current portion of funding obligation	961,538	—
Current portion of operating lease liabilities	1,391,757	967,126
Total current liabilities	16,712,344	19,674,554
Deferred revenues	433,717	479,808
Deferred government assistance	387,714	319,017
Deferred tax liability	1,832,221	3,253,985
Long-term operating lease liabilities	6,110,144	3,375,031
Long-term funding obligation	—	180,705
Long-term debt	2,948,254	3,070,729
Total liabilities	$28,424,394	$30,353,829
Commitments and contingencies (Note 21)
Stockholders’ equity
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 485,339,440 shares issued and outstanding at September 30, 2023, and $0.001 par value; 1,000,000,000 shares authorized, 362,247,867 shares issued and outstanding at December 31, 2022	463,516	340,425
Additional paid-in capital	628,002,196	590,962,866
Accumulated other comprehensive loss	(4,555,010)	(5,242,810)
Accumulated deficit	(530,580,395)	(207,496,328)
Total stockholders’ equity	93,330,307	378,564,153
Total liabilities and stockholders’ equity	$121,754,701	$408,917,982

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Product sales	$27,484	$432,059	$109,090	$934,299
Development revenue	2,172,678	2,023,953	5,533,855	7,820,135
Total revenue	2,200,162	2,456,012	5,642,945	8,754,434
Cost of sales (exclusive of items shown separately below)	750,969	514,312	2,096,615	1,921,845
Depreciation and amortization expense included in cost of sales	9,980	14,639	37,323	55,298
Stock-based compensation expense included in cost of sales	32,744	167,779	173,713	376,250
Gross profit	1,406,469	1,759,282	3,335,294	6,401,041
Operating expenses:
Selling & marketing	835,405	874,315	3,922,990	2,842,165
General & administrative	5,881,598	13,832,656	18,564,304	35,039,472
Research & development	5,088,556	4,967,997	15,208,926	12,174,718
Depreciation & amortization expense	3,441,812	1,871,163	10,034,834	5,322,172
Stock-based compensation expense	278,539	2,389,749	(670,108)	10,250,149
Restructuring expense	809,002	—	2,278,151	—
Goodwill impairment	—	—	282,173,053	—
Total operating expenses	16,334,912	23,935,880	331,512,150	65,628,676
Loss from operations	(14,928,443)	(22,176,598)	(328,176,856)	(59,227,635)
Interest expense, net	(125,482)	(134,205)	(243,002)	(440,694)
Realized gain (loss) on foreign exchange, net	78,602	35,691	(319,925)	44,964
Unrealized gain (loss) on foreign exchange, net	(1,526,356)	(2,259,324)	319,355	(3,091,919)
Gain on sale of notes receivable	6,750,195	—	6,750,195	—
Other income (expense), net	473,638	21,908	(844,487)	(1,324,528)
Total other income (expense), net	5,650,597	(2,335,930)	5,662,136	(4,812,177)
Loss before income taxes	(9,277,846)	(24,512,528)	(322,514,720)	(64,039,812)
Income tax (expense) recovery	540,843	37,208	1,455,653	147,193
Net loss	$(8,737,003)	$(24,475,320)	$(321,059,067)	$(63,892,619)
Other comprehensive (loss) income, net of tax
Unrealized foreign currency translation (loss) gain	(74,022)	(4,413,860)	687,800	(6,565,154)
Total other comprehensive (loss) income	(74,022)	(4,413,860)	687,800	(6,565,154)
Comprehensive loss	$(8,811,025)	$(28,889,180)	$(320,371,267)	$(70,457,773)
Basic and diluted loss per share	$(0.02)	$(0.07)	$(0.75)	$(0.20)
Weighted average number of shares outstanding - basic and diluted	477,808,766	362,260,641	432,883,181	316,661,487

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, July 1, 2023	471,881,955	$450,059	$626,124,206	$(4,480,988)	$(521,843,392)	$100,249,885
Net loss	—	—	—	—	(8,737,003)	(8,737,003)
Other comprehensive loss	—	—	—	(74,022)	—	(74,022)
Issuance of common stock	12,786,402	12,786	2,554,370	—	—	2,567,156
Stock issuance costs	—	—	(1,078,552)	—	—	(1,078,552)
Exercise of warrants	526,200	526	91,032	—	—	91,558
Settlement of restricted stock units	144,883	145	(145)	—	—	—
Stock-based compensation	—	—	311,285	—	—	311,285
Balance, September 30, 2023	485,339,440	$463,516	$628,002,196	$(4,555,010)	$(530,580,395)	$93,330,307

Balance, July 1, 2022	360,810,016	$338,987	$585,045,778	$(2,448,230)	$(167,811,403)	$415,125,132
Net loss	—	—	—	—	(24,475,320)	(24,475,320)
Other comprehensive loss	—	—	—	(4,413,860)	—	(4,413,860)
Exercise of stock options	120,269	120	32,352	—	—	32,472
Settlement of restricted stock units	224,519	225	(225)	—	—	—
Stock-based compensation	223,052	223	2,557,307	—	—	2,557,530
Balance, September 30, 2022	361,377,856	$339,555	$587,635,212	$(6,862,090)	$(192,286,723)	$388,825,954

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2023	362,247,867	$340,425	$590,962,866	$(5,242,810)	$(207,496,328)	378,564,153
Net loss	—	—	—	—	(321,059,067)	(321,059,067)
Other comprehensive income	—	—	—	687,800	—	687,800
Issuance of common stock and warrants	118,151,584	118,151	38,773,813	—	—	38,891,964
Stock issuance costs	—	—	(4,400,783)	—	—	(4,400,783)
Exercise of stock options and warrants	3,161,461	3,161	799,928	—	—	803,089
Settlement of restricted stock units	1,778,528	1,779	(1,779)	—	—	—
Stock-based compensation	—	—	(156,849)	—	—	(156,849)
Deemed dividend for down round provision in warrants	—	—	2,025,000	—	(2,025,000)	—
Balance, September 30, 2023	485,339,440	$463,516	$628,002,196	$(4,555,010)	$(530,580,395)	$93,330,307

Balance, January 1, 2022	284,573,316	$262,751	$463,136,404	$(296,936)	$(128,394,104)	$334,708,115
Net loss	—	—	—	—	(63,892,619)	(63,892,619)
Other comprehensive loss	—	—	—	(6,565,154)	—	(6,565,154)
Issuance of common stock and warrants	37,037,039	37,037	49,962,963	—	—	50,000,000
Stock issuance costs	—	—	(3,680,666)	—	—	(3,680,666)
Exercise of stock options and warrants	2,876,246	2,876	504,491	—	—	507,367
Settlement of restricted stock units	224,519	225	(225)	—	—	—
Issuance of stock in connection with acquisitions	36,443,684	36,443	67,086,069	—	—	67,122,512
Stock-based compensation	223,052	223	10,626,176	—	—	10,626,399
Balance, September 30, 2022	361,377,856	$339,555	$587,635,212	$(6,862,090)	$(192,286,723)	$388,825,954

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30, 2023	September 30, 2022
	$	$
Cash flows from operating activities:
Net loss	$(321,059,067)	$(63,892,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash finance expense (income)	710,797	(12,433)
Non-cash interest expense	281,128	419,684
Non-cash interest income	(979,997)	—
Non-cash lease expense	1,443,293	1,212,415
Non-cash goodwill impairment	282,173,053	—
Deferred income tax	(1,455,653)	(147,193)
Depreciation and amortization expense	10,072,157	5,377,470
Inventory write off	339,838	—
Credit loss expense	1,799,977	—
Unrealized foreign currency exchange (gain) loss	(81,142)	2,843,223
Change in deferred revenue	702,782	(199,785)
Non-cash government assistance	—	(3,047)
Gain on sale of property, plant and equipment	—	(783)
Gain on sale of notes receivable	(6,750,195)	—
Stock-based compensation expense (recovery)	(496,397)	9,763,627
Non-cash consulting expense	—	862,771
Changes in operating assets and liabilities	(3,786,778)	(4,739,841)
Net cash used in operating activities	(37,086,204)	(48,516,511)
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,962,480)	(11,975,134)
Proceeds from sale of property, plant and equipment	—	39,140
Proceeds from short-term investments	—	1,620,281
Proceeds from below-market capital government loan	256,240	—
Proceeds from collection of Next Bridge Notes Receivable	1,000,000	—
Proceeds from sale of Next Bridge Notes Receivable	6,083,333	—
Acquisition of business, net of cash acquired	—	(3,486,906)
Net cash used in investing activities	(622,907)	(13,802,619)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	38,891,964	50,000,000
Stock issuance costs paid on the issuance of common stock and warrants	(3,375,783)	(3,680,666)
Repayments of long-term debt	(293,450)	(467,767)
Proceeds from stock option and warrants exercises	803,088	507,367
Net cash provided by financing activities	36,025,819	46,358,934
Net decrease in cash, cash equivalents and restricted cash	(1,683,292)	(15,960,196)
Cash, cash equivalents and restricted cash at beginning of the period	11,811,471	47,434,472
Effects of exchange rate changes on cash, cash equivalents and restricted cash	62,555	(429,356)
Cash, cash equivalents and restricted cash at end of the period	$10,190,734	$31,044,920
Supplemental cash flow information
Accrued purchases of property, equipment and patents	$981,767	$536,778
Right-of-use assets obtained in exchange for lease liabilities	$1,434,186	$142,378
Common stock issuance costs in accrued liabilities or accounts payable	$1,025,000	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

META MATERIALS INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

1. Corporate information

Meta Materials Inc. (also referred to herein as the “Company”, “META®”, “META” “we”, “us”, or “our”) is an advanced materials and nanotechnology company. We are developing materials that we believe can improve the performance and efficiency of many current products as well as allow new products to be developed that cannot otherwise be developed without such materials. We believe we are positioned for growth, by pioneering a new category of intelligent surfaces, which will allow us to become a metamaterials industry leader. We enable our potential customers across a range of industries - consumer electronics, 5G communications, healthcare, aerospace, automotive, and clean energy - to deliver improved products to their customers. For example, our nano-optic metamaterial technology is being used to develop anti-counterfeiting security features for a Central Bank customer and for currencies and authentication for global brands. We currently have approximately 500 active patent documents, of which approximately 300 patents have been issued.

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

These unaudited condensed consolidated interim financial statements do not include all of the information and notes required by US GAAP for annual financial statements. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and notes for the years ended December 31, 2022 and 2021, filed with the Securities and Exchange Commission (the “SEC”) on Annual Reports on Form 10-K and 10-K/A, as applicable.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the condensed consolidated interim statement of operations and comprehensive loss.

Recently Adopted Accounting Pronouncements

ASU 2021-08:

In October 2021, the Financial Accounting Standards Board, or FASB, issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. We adopted the guidance on January 1, 2023, and its adoption did not have a material effect on our condensed consolidated interim financial statements and related disclosures.

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

We have incurred net losses of $321.1 million (including $282.2 million of goodwill impairment) and $79.1 million for the nine months ended September 30, 2023 and the twelve months ended December 31, 2022, respectively, and have an accumulated deficit of $530.6 million as of September 30, 2023. Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations, raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these condensed consolidated interim financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. On June 6, 2023, our board of directors approved a revised operating plan (the "Realignment and Consolidation Plan") for the remainder of 2023 pursuant to which we have begun, but not yet completed, a process for increased focus on key applications with the greatest near-term revenue potential, and of realignment of our resources and structure for reduced operating expenses. As part of this plan, we are exploring alternatives for certain of our technologies including Holography, Wireless Sensing, and Radio Wave Imaging. These alternatives may include divesting, entering into a joint venture and/or curtailing our investments in these technologies. See Note 20 for details. Management has concluded the likelihood that its plan to successfully obtain sufficient funding, or adequately reduce expenditures, while highly possible, is less than probable because these plans are not entirely within our control. If we are unsuccessful in obtaining financing, we will be required to assess alternative forms of action. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of these condensed consolidated interim financial statements.

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
$16,989,246

Acquired intangible assets totaling $12.6 million relate to a developed technology intangible asset. The significant estimates and assumptions used in the determination of the fair value of the acquired developed technology intangible asset includes the revenue growth rate and the discount rate. The goodwill resulting from the transaction is attributable to assembled workforce, synergies, technical know-how and expertise. The fair value of acquired assets and liabilities was measured as at the acquisition date based on a valuation report provided by a third-party valuation expert.

During the nine months ended September 30, 2023, we wrote off the entire amount of goodwill. See Note 10, Intangible assets and goodwill.

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

The acquisition was accounted for as a business combination in accordance with ASC 805. The transaction was structured as a tax-free re-organization pursuant to Internal Revenue Code Section 368(a)(1)(c). Accordingly, the tax basis of net assets acquired retains their carryover tax basis and holding period.

The following table presents the final allocation of consideration paid for the Optodot acquisition and fair value of the assets and liabilities acquired:

Amount
Fair value of unrestricted common stock issued or to be issued	$41,791,115
Fair value of restricted common stock issued	8,342,152
Cash consideration	3,500,000
Total consideration	$53,633,267

Net assets of Optodot:
Intangibles	$23,300,000
Deferred tax liability	(4,893,000)
Goodwill	35,226,267
$53,633,267

Acquired intangible assets totaling $23.3 million relate to a developed technology intangible asset. The significant estimates and assumptions used in the determination of the fair value of the acquired developed technology intangible asset includes the revenue growth rate and the discount rate. The goodwill resulting from the transaction is attributable to assembled workforce, synergies, technical know-how and expertise. The fair value of acquired assets and liabilities has been measured as at the acquisition date based on a valuation report provided by a third-party valuation expert.

During the nine months ended September 30, 2023, we wrote off the entire amount of goodwill. See Note 10, Intangible assets and goodwill.

We have finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. There were no further changes to the purchase price allocation, as disclosed in the audited consolidated financial statements and notes for the year ended December 31, 2022.

5. Related party transactions

As of September 30, 2023 and December 31, 2022, receivables due from a related party, Lamda Guard Technologies Ltd, or Lamda, were $8,501 and $8,461, respectively.

6. Notes receivable

During 2021 and 2022, META loaned money to Next Bridge Hydrocarbons Inc., which was previously a wholly-owned subsidiary of META until the completion of the spin-off transaction on December 14, 2022, pursuant to a secured promissory note with principal amount of $15.0 million, or the 2021 Note, and unsecured note receivable for principal amount of $5.0 million, or the 2022 Note (collectively referred to as "Next Bridge Notes Receivable"). The 2021 Note was partially secured by a combination of shares of META’s common stock and an interest in the Orogrande Project Property. As of December 14, 2022, the principal including accrued interest of those notes receivable amounted to $24.2 million. We assessed the fair value of the notes receivable on the deconsolidation date in accordance with ASC 820, Fair Value Measurement, and recorded a note receivable for $2.2 million, representing fair value of the Next Bridge Notes Receivable as of December 31, 2022, and recognized an impairment loss of $21.9 million subsequent to the deconsolidation of Next Bridge from our consolidated financial results.

On March 31, 2023, in exchange for a prepayment of $1.0 million of the currently outstanding principal of the aforementioned loans, we agreed with Next Bridge on the following: (a) extended the maturity date of the Next Bridge Notes Receivable from March 31, 2023 to October 3, 2023, and (b) increased the total amount of commitments and loans made by us to Next Bridge under the Loan Agreement by $2.6 million to reflect the costs incurred in effecting the deconsolidation of Next Bridge.

On August 7, 2023, we entered into a Loan Sale Agreement with Gregory McCabe ("Purchaser"), under which we sold and assigned to Purchaser all of our rights, title, interests, and obligations in and to the aforementioned loans owed by Next Bridge (“Assigned Loan Interests”) in exchange for cash consideration of $6.0 million and subsequently entered into a Stock Purchase Agreement ("SPA") for $6.0 million of shares of our common stock. Assigned Loan Interests represented $24.0 million of the outstanding balance of the Next Bridge Notes Receivable as of the closing date of August 7, 2023 ("Closing Date"). Pursuant to the SPA, Mr. McCabe agreed to purchase an aggregate of $6.0 million of shares of our common stock beginning on September 1, 2023, in monthly amounts of $250,000 for the first six months and in monthly amounts of $500,000 for the next nine months thereafter, at a price per share equal to 120% of the 5-day VWAP on the trading day preceding the date of each such purchase.

In accordance with ASC 326, Financial Instruments – Credit losses, we elected a practical expedient to account for the Next Bridge Notes Receivable as collateral-dependent assets, whereby estimated credit losses are based on the fair value of the collateral. As of August 7, 2023, the carrying value of the Next Bridge Notes Receivable was $0.4 million, net of a credit loss allowance of $1.8 million. In addition, we recognized $6.8 million gain from sale of Next Bridge Notes Receivable during the three months ended September 30, 2023.

We concluded the premium Mr. McCabe pays for future stock purchases is deemed to be part of the consideration paid by Mr. McCabe in exchange for Next Bridge Notes Receivable. A financial asset has been recorded for $0.9 million in accounts and other receivables and long-term subscription receivables, representing the fair value of the premium we will receive on the share purchases made by Mr. McCabe pursuant to the SPA.

7. Inventory

Inventory consisted of nano-optic materials, photosensitive materials, lenses, laser protection film and finished eyewear, and was comprised of the following:

	As of
	September 30, 2023	December 31, 2022
Raw materials	$494,883	$490,077
Supplies	10,942	11,345
Work in process	45,978	51,589
Finished goods	43,155	42,058
Inventory provision	(472,652)	(127,042)
Total inventory	$122,306	$468,027

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	As of
	September 30, 2023	December 31, 2022
Prepaid expenses	$2,119,071	$2,835,660
Other current assets	807,961	365,583
Taxes receivable	1,052,023	4,000,856
Total prepaid expenses and other current assets	$3,979,055	$7,202,099

9. Property, plant and equipment, net

Property, plant and equipment consisted of the following:

		As of
	Useful life (years)	September 30, 2023	December 31, 2022
Land	N/A	$440,089	$439,309
Building	25	5,072,078	5,063,091
Computer equipment	3-5	1,446,212	775,736
Computer software	1	717,503	606,729
Manufacturing equipment	2-5	23,297,584	22,701,761
Office furniture	5-7	895,775	660,549
Leasehold improvements	5-10	22,059,641	2,172,134
Enterprise Resource Planning software	5	197,999	197,648
Assets under construction	N/A	6,929,822	20,337,338
		61,056,703	52,954,295
Accumulated depreciation and impairment		(15,041,197)	(10,279,596)
		$46,015,506	$42,674,699

Depreciation expense was $1.7 million and $1.0 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $4.8 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Property, plant and equipment is pledged as security under a General Security Agreement, or a GSA, signed in favor of the Royal Bank of Canada, or RBC, on July 14, 2014, which is related to our corporate bank account and credit card and includes all property, plant and equipment and intangible assets.

10. Intangible assets and goodwill

Intangible Assets

Intangible assets consisted of the following:

		As of
	Useful life (years)	September 30, 2023	December 31, 2022
Patents	5-10	$42,321,791	$42,111,143
Trademarks		125,215	124,845
Developed technology	20	14,001,479	13,976,668
Customer contract	5	9,615,384	9,598,348
		66,063,869	65,811,004
Accumulated amortization and impairment		(14,806,889)	(9,497,687)
		$51,256,980	$56,313,317

Amortization expense was $1.8 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively, and $5.3 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Goodwill

Goodwill at December 31, 2022	$281,748,466
Goodwill impairment	(282,173,053)
Effect of foreign exchange on goodwill	424,587
Goodwill at September 30, 2023	$—

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

As a result of the continued and sustained decline in the price of our common shares in the three months ended June 30, 2023, we determined there to be an indicator of impairment for our one reporting unit to which goodwill is assigned. As a result, we performed a quantitative interim goodwill impairment assessment as of June 30, 2023. We concluded that the carrying value of the reporting unit was higher than its estimated fair value, and a goodwill impairment loss totaling $282.2 million was recognized in the three months ended June 30, 2023, representing the entirety of the goodwill.

The estimated fair value of the reporting unit was determined using the market valuation method, which is consistent with the methodology we used in the annual impairment test conducted at December 31, 2022. The most significant assumption used in applying this method was our share price.

11. Long-term debt

	As of
	September 30, 2023	December 31, 2022
Atlantic Canada Opportunities Agency, or ACOA, Business Development Program, or BDP, 2012 interest-free loan(1) with a maximum contribution of CA$500,000, repayable in monthly repayments commencing October 1, 2015, of CA$5,952 until June 1, 2023. Loan repayments were temporarily paused effective April 1, 2020, until January 1, 2021, as a result of the COVID-19 outbreak. As of September 30, 2023, the amount of principal drawn down on the loan, net of repayments is Nil (December 31, 2022 - CA$35,714.).	$—	$25,880

ACOA Atlantic Innovation Fund, or AIF, 2015 interest-free loan(2)with a maximum contribution of CA$ 3,000,000. Annual repayments, commencing June 1, 2021, are calculated as a percentage of gross revenue for the preceding fiscal year, at Nil when gross revenues are less than CA$1,000,000, 5% when gross revenues are less than CA$10,000,000 and greater than CA$1,000,000, and CA$500,000 plus 1% of gross revenues when gross revenues are greater than CA$10,000,000. As of September 30, 2023, the amount of principal drawn down on the loan, net of repayments, is CA$2,661,293 (December 31, 2022 - CA$2,661,293.).

	1,442,346	1,449,493
ACOA BDP 2018 interest-free loan(1),(3) with a maximum contribution of CA$3,000,000, repayable in monthly repayments commencing June 1, 2021, of CA$31,250 until May 1, 2029. As of September 30, 2023, the amount of principal drawn down on the loan, net of repayments, is CA$2,125,000 (December 31, 2022 - CA$2,406,250).	1,054,523	1,136,556
ACOA PBS 2019 interest-free loan(1)with a maximum contribution of CA$100,000, repayable in monthly repayments commencing June 1, 2021, of CA$1,400 until May 1, 2027. As of September 30, 2023, the amount of principal drawn down on the loan, net of repayments, is CA$61,111 (December 31, 2022 - CA$73,611).	30,758	34,750
ACOA Regional Relief and Recovery Fund, or RRRF, 2020 interest-free loan with a maximum contribution of CA$390,000, repayable on monthly repayments commencing April 1, 2023, of CA$11,000 until April 1, 2026. As of September 30, 2023, the principal amount drawn down on the loan is CA$324,000 (December 31, 2022 - CA$390,000).	158,426	159,642
Economic Development Agency of Canada for the Regions of Quebec, or EDC, 2022 interest-free loan(4) with a maximum contribution of CA$2,000,000 (CA$1,000,000 for building renovations and CA$1,000,000 for acquisition of equipment for Nanotech). Repayable in 60 monthly installments of CA$30,000, with the first repayment due in January 2026. As of September 30, 2023, the principal amount drawn down on the loan is CA$1,800,000 (December 31, 2022 - CA$1,454,167).	971,216	747,634
Total debt	3,657,269	3,553,955
Less: current portion	709,015	483,226
Long-term debt	$2,948,254	$3,070,729

(1) We were required to maintain a minimum balance of positive equity throughout the term of the loan. However, on November 14, 2019, ACOA waived this requirement for the period ending June 30, 2019 and for each period thereafter until the loan is fully repaid.

(2) The carrying amount of the ACOA AIF loan is reviewed each reporting period and adjusted as required to reflect management’s best estimate of future cash flows, discounted at the original effective interest rate.

(3) A portion of the ACOA BDP 2018 loan was used to finance the acquisition and construction of manufacturing equipment resulting in $425,872 that was recorded as deferred government assistance, which is being amortized over the useful life of the associated equipment.

(4) The EDC 2022 loan was used to finance building renovations and equipment purchase resulting in $400,922 of deferred government assistance as of September 30, 2023, which is being amortized over the useful life of the associated building and equipment.

12. Capital stock

Common Stock

Authorized: 1,000,000,000 common shares, $0.001 par value.

During the nine months ended September 30, 2023, 3,161,461 stock options and warrants were exercised to purchase an equal number of common shares. In addition, 1,778,528 restricted stock units have vested and settled into an equal number of common shares.

At-the-Market Equity Offering Program:

On February 10, 2023, we entered into an At The Market Issuance Sales Agreement (the "ATM Agreement" or "ATM Program") which was amended on June 20, 2023, with an investment bank to conduct an "at-the-market" equity offering program, or the ATM, pursuant to which we may issue and sell, shares of our common stock, par value $0.001 per share, up to an aggregate of $100.0 million of shares of common stock (the "ATM Shares") from time to time.

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

During the three months ended September 30, 2023, we sold a total of 4,934,676 shares of our common stock under the ATM at a weighted average price of $0.19 per share, generating gross proceeds of $1.0 million and net proceeds of $0.9 million after offering expenses.

During the nine months ended September 30, 2023, we sold a total of 26,966,524 shares of our common stock under the ATM at a weighted average price of $0.46 per share, generating gross proceeds of $12.3 million and net proceeds of $11.9 million after offering expenses.

On September 5, 2023, the Sales Agent terminated their participation as Sales Agent under the Sales Agreement, and accordingly, the Sales Agreement was terminated.

LPC Purchase Agreement:

On September 11, 2023, we entered into a Purchase Agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC ("Lincoln Park") which allows us to sell up to $50,000,000 of our Common Stock to Lincoln Park over 30 months until March 2026. We have the right, but not the obligation, to require Lincoln Park to purchase our Common Stock, with the number of shares and the timing of these transactions being at our discretion, in accordance with the agreement's terms, provided that the closing sale price per-share of our Common Stock is above $0.10.

The purchase price for shares sold under this agreement is set at 97% of the lower of: (i) the lowest sale price on the purchase date and (ii) the arithmetic average of the three lowest closing sale prices for our Common Stock in the ten business days preceding the purchase date.

The LPC Purchase Agreement includes an Exchange Cap provision which establishes that the aggregate number of shares sold to Lincoln Park should not exceed 95,497,527 shares, that is 19.99% of our outstanding Common Stock immediately prior to the execution of the Purchase Agreement (“Exchange Cap”), unless (i) shareholder approval is obtained to issue shares above the Exchange Cap or (ii) the average price of all applicable sales of our Common Stock to Lincoln Park under the LPC Purchase Agreement equals or exceeds $0.2134 (the “Minimum Price”).

The LPC Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the LPC Purchase Agreement. For consideration for entering into the LPC Purchase Agreement, and being obligated to fund up to $50,000,000, we agreed to pay $500,000 to Lincoln Park as an initial commitment fee for its commitment to purchase shares of Common Stock under the LPC Purchase Agreement, and we are obligated to pay an additional $500,000 to Lincoln Park as further described in the LPC Purchase Agreement.

During the three and nine months ended September 30, 2023, we sold a total of 6,000,000 shares of our common stock under the LPC Purchase Agreement at a weighted average price of $0.20 per share, generating proceeds of $1.2 million. We recorded $1.0 million of issuance costs as a reduction to equity as of September 30, 2023.

Registered Direct Offering:

April 2023 Offerings

On April 14, 2023, we entered into an underwriting agreement, or the Underwriting Agreement, with Ladenburg Thalmann & Co. Inc. and A.G.P/ Alliance Global Partners, or the underwriters, relating to our public offering of (i) 83,333,334 shares of our common stock, par value $0.001 and (ii) warrants to purchase up to an aggregate of 83,333,334 shares of our common stock. The shares of common stock and warrants were sold together as a fixed combination, consisting of one share of common stock and a warrant to purchase one share of common stock, but were immediately separable and were issued separately in the offering. Each warrant is immediately exercisable to purchase one share of common stock at a price of $0.375 per share, or Exercise Price, subject to certain adjustments in the case of a Share Combination Event or a Dilutive Issuance as described below, and expires five years from the date of issuance. The combined price to the public in the offering for each share of common stock and accompanying warrant was $0.30. After deducting underwriting discounts and commissions and the offering expenses payable by us, the net proceeds were $22.1 million.

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

The warrants contain a down round provision that requires the exercise price to be adjusted if we sell shares of common stock below the current exercise price. If at any time and from time to time on or after April 18, 2023, the issue date of warrants, or Issue Date, and prior to the second anniversary of the Issue Date there occurs any Share Combination Event (as defined below) and the Event Market Price (as defined below) is less than the Exercise Price, then on the sixth trading day immediately following such Share Combination Event, the Exercise Price on such sixth trading day shall be reduced (but in no event increased) to the Event Market Price; provided, however, that in no event shall the Event Market Price be less than $0.076 (appropriately adjusted for any Share Combination Event occurring after the Issue Date), or the Floor Price.

A Share Combination Event occurs when we (i) pay a stock dividend or otherwise make a distribution or distributions in shares of our common stock or any other equity or equity equivalent securities payable in shares of common stock (which, for avoidance of doubt, shall not include any shares of common stock issued by us upon exercise of this warrant), (ii) subdivide outstanding shares of common stock into a larger number of shares, (iii) combine (including by way of reverse stock split) outstanding shares of common stock into a smaller number of shares, or (iv) issue by reclassification of shares of our common stock any shares of our capital stock. “Event Market Price” means, with respect to any Share Combination Event Date, the quotient determined by dividing (x) the sum of the volume weighted average price of the shares of common stock for each of the five trading days following such Share Combination Event divided by (y) five. All such determinations shall be appropriately adjusted for any stock dividend, stock split, stock combination, recapitalization or other similar transaction during such period.

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

In June 2023, we sold shares of common stock for $0.174 under the ATM Arrangement; therefore, the exercise price of these warrants was adjusted from $0.375 to $0.174. The change in fair value between the value of the warrants using the new exercise price versus the old exercise price was $2.0 million. The amount was recorded as a deemed dividend in the condensed consolidated interim statement of changes in stockholders' equity during the nine months ended September 30, 2023.

June 2022 Offerings

On June 24, 2022, we entered into a securities purchase agreement (the "June 2022 SPA"), as amended and restated on June 27, 2022, with certain institutional investors for the purchase and sale in a registered direct offering of 37,037,039 shares of our common stock at a purchase price of $1.35 per share and warrants to purchase 37,037,039 shares at an exercise price of $1.75 per share. This resulted in gross proceeds from the offering of $50.0 million and net proceeds of $46.3 million.

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

The following table summarizes the changes in warrants:

	Nine months ended
	September 30, 2023
	Number of
	warrants (#)	Amount
Outstanding, December 31, 2022	39,920,919	$25,319,193
Issued	83,333,334	9,317,080
Exercised	(526,300)	(62,257)
Deemed dividend for down round provision in warrants	—	2,025,000
Outstanding, September 30, 2023	122,727,953	$36,599,016

The fair value of warrants that were issued and estimated using the Black-Scholes option pricing model have the following inputs and assumptions:

Nine months ended
September 30, 2023
Weighted average share price at issuance date or modification date ($)	0.22
Weighted average expected volatility	84.70%
Weighted average risk-free interest rate	3.65%
Weighted average expected life of the warrants	5.0 years

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

The following table summarizes the change in outstanding DSUs:

	Number of DSUs	Weighted average grant date fair value
	#	$
Outstanding, December 31, 2022	3,910,186	$0.32
Granted	525,210	$0.19
Outstanding, September 30, 2023	4,435,396	$0.32
X
Vested, September 30, 2023	3,910,186	$0.32

We recognized $15,045 and $30,090 of stock-based compensation expense related to DSUs during the three and nine months ended September 30, 2023 respectively.

RSU Plan

Each unit is convertible at the option of the holder into one common share of our shares upon meeting the vesting conditions.

Total stock-based compensation expense related to RSUs included in the condensed consolidated interim statements of operations was as follows:

		Three months ended		Nine months ended
		September 30,		September 30,
		2023	2022	2023	2022
Cost of sales		$35,681	$167,779	$(695)	$376,250
Selling & marketing		61,710	101,165	(64,060)	231,365
General & administrative		(31,066)	519,769	(125,777)	1,036,931
Research & development		(33,302)	447,707	(268,487)	1,640,939
Total expenses related to RSUs	(1)	33,023	1,236,420	(459,019)	3,285,485

(1) Estimated forfeiture rate for RSUs has been changed to 45% from 0% during the second quarter ended June 30, 2023 due to the Realignment and Consolidation Plan.

The following table summarizes the change in outstanding RSUs:

	Number of RSUs (#)	Weighted average grant date fair value
Outstanding, December 31, 2022	6,506,922	$1.71
Granted	4,143,754	$0.22
Vested and settled	(1,778,528)	$2.49
Forfeited	(1,877,227)	$1.38
Outstanding, September 30, 2023	6,994,921	$1.34

Vested, but not yet settled, September 30, 2023	10,331	$1.21

Employee Stock Option Plan

Each stock option is convertible at the option of the holder into one common share upon payment of the exercise price.

Total stock-based compensation expense related to stock options included in the condensed consolidated interim statements of operations and comprehensive loss was as follows:

		Three months ended		Nine months ended
		September 30,		September 30,
		2023	2022	2023	2022
Selling & marketing		$94,391	$53,543	$95,396	$118,598
General & administrative		96,383	506,392	$(270,187)	4,775,793
Research & development		72,442	344,067	$107,323	1,583,794
Total expenses related to options	(1)	$263,216	$904,002	$(67,468)	$6,478,185

(1) Estimated forfeiture rate for stock options has been changed to 46% from 0% during the second quarter ended June 30, 2023 due to the Realignment and Consolidation Plan.

The following table summarizes the change in our outstanding stock options:

	Number of options (#)	Average exercise price per stock option	Average exercise remaining contractual term (years)	Aggregate intrinsic value
Outstanding, December 31, 2022	33,595,044	$0.80	9.31	$17,611,251
Granted	3,376,143	$0.21
Forfeited	(12,806,810)	$0.97
Exercised	(2,635,161)	$0.27
Outstanding, September 30, 2023	21,529,216	$0.68	5.21	$78,827

Exercisable, September 30, 2023	15,904,659	$0.62	$3.28	$47,615

Below is a summary of the outstanding options as of September 30, 2023 and December 31, 2022:

	September 30,		December 31,
	2023		2022
Exercise price	Number outstanding #	Number exercisable #	Number outstanding #	Number exercisable #
$0.12 - $0.27	13,421,520	11,054,921	18,128,657	15,549,318
$0.89 - $1.00	1,894,774	929,319	2,984,668	1,822,394
$1.17 - $1.26	1,964,592	1,246,590	2,782,704	932,082
$1.31 - $1.58	3,310,830	1,736,329	6,729,904	3,054,672
$1.97 - $2.00	937,500	937,500	2,969,111	2,969,111
	21,529,216	15,904,659	33,595,044	24,327,577

The fair value of options granted during nine months ended September 30, 2023 were estimated at the grant date using the following weighted-average assumptions:

Nine months ended
September 30, 2023
Weighted average grant date fair value ($)	0.19
Weighted average expected volatility	85.68%
Weighted average risk-free interest rate	3.85%
Weighted average expected life of the options	4.04

14. Income taxes

We estimate our annual effective income tax rate in recording our quarterly provision for income taxes in the various jurisdictions in which we operate. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

Our effective tax rate for the three and nine months ended September 30, 2023 differs from the statutory rates due to a valuation allowance as well as different domestic and foreign statutory tax rates.

Deferred tax recovery for the three months ended September 30, 2023 and 2022 was $0.5 million and $37,208, respectively. Deferred tax recovery for the nine months ended September 30, 2023 and 2022 was $1.5 million and $0.1 million, respectively.

We have not yet been able to establish profitability or other sufficient significant positive evidence, to conclude that our deferred tax assets are more likely than not going to be realized. Therefore, we continue to maintain a valuation allowance against our deferred tax assets.

15. Net loss per share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented:

		Three months ended		Nine months ended
		September 30,		September 30,
		2023	2022	2023	2022
Numerator:
Net loss		$(8,737,003)	$(24,475,320)	$(321,059,067)	$(63,892,619)
Deemed dividend for down round provision in warrants	(1)	$—	$—	$(2,025,000)	$—
		$(8,737,003)	$(24,475,320)	$(323,084,067)	$(63,892,619)
Denominator:
Weighted-average shares, basic		477,808,766	362,260,641	432,883,181	316,661,487
Weighted-average shares, diluted		477,808,766	362,260,641	432,883,181	316,661,487
Net loss per share
Basic		$(0.02)	$(0.07)	$(0.75)	$(0.20)
Diluted		$(0.02)	$(0.07)	$(0.75)	$(0.20)

(1) Refer to April 2023 Offerings in Note 12.

The following potentially dilutive shares were not included in the calculation of diluted shares above as the effect would have been anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Options	21,529,216	32,101,770	21,529,216	32,101,770
Warrants	122,727,953	39,920,919	122,727,953	39,920,919
DSUs	4,435,396	3,647,026	4,435,396	3,647,026
RSUs	6,994,921	6,534,634	6,994,921	6,534,634
	155,687,486	82,204,349	155,687,486	82,204,349

16. Additional cash flow information

The net changes in working capital balances related to operations during the nine months ended September 30, 2023 consisted of the following:

	Nine months ended
	September 30,
	2023	2022
Grants receivable	$—	$145,704
Inventory	28,446	(31,543)
Accounts and other receivables	(5,435)	(385,541)
Prepaid expenses and other current assets	3,262,598	(3,280,831)
Trade payables and accruals	(6,622,388)	(445,489)
Restructuring costs accrual	661,405	—
Due to related party	(261)	(2,105)
Operating lease right-of-use asset	—	(231)
Operating lease liabilities	(1,111,143)	(739,805)
	$(3,786,778)	$(4,739,841)

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

Our initial measurement of our notes and subscriptions receivable at fair value from Next Bridge is classified at Level 3 in the fair value hierarchy. See Note 6 for further details.

The funding obligation (a CA$1.3 million interest free loan obtained from an international engineering and support service provider under the Industrial and Regional Benefits program) was originally recorded at its fair value and had been adjusted based on the estimated timing of the repayment of the loan. During the nine months ended September 30, 2023, we determined that the funding obligation’s carrying value equals its fair value because it is now repayable upon demand. The funding obligation has also been reclassified to current liabilities within the condensed consolidated interim balance sheet.

The fair values of the funding obligation and long-term debt are classified at Level 3 in the fair value hierarchy, as each instrument is estimated based on unobservable inputs including discounted cash flows using the market rate, which is subject to similar risks and maturities with comparable financial instruments as at the reporting date.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

	September 30, 2023		December 31, 2022
Financial liability	Carrying value	Fair value	Carrying value	Fair value
Funding obligation	$961,538	$961,538	$180,705	$85,411
Long-term debt	$3,657,269	$4,632,617	$3,553,955	$2,663,460

18. Revenue

We have one operating segment based on how management internally evaluates separate financial information, business activities and management responsibility.

Revenue is disaggregated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Product sales	$27,484	$432,059	$109,090	$934,299
Contract revenue (1)	1,724,935	2,003,953	4,619,306	7,700,135
Other development revenue	447,743	20,000	914,549	120,000
Development revenue	2,172,678	2,023,953	5,533,855	7,820,135
	$2,200,162	$2,456,012	$5,642,945	$8,754,434

(1) A portion of contract revenue represents previously recorded deferred revenue that was recognized as revenue after satisfaction of performance obligations either through passage of time or after completion of specific performance milestones.

Customer Concentration

A significant amount of our revenue is derived from contracts with major customers as explained below.

We currently derive a significant portion of our revenue from development services with a G10 central bank. These development services incorporate both nano-optic and optical thin film technologies and are focused on developing authentication features for future banknotes. In 2021, we acquired a development contract for up to $41.5 million over a period of up to five years. In August 2023 and September 2023, we were awarded $2.1 million and $6.2 million purchase orders, respectively, under this contract.

In addition, during the nine months ended September 30, 2023, we entered into a joint development agreement (the "JDA") with a global battery maker under which we provide research and development services in exchange for total consideration of $1.5 million. The contractual term of the JDA is 12-months ("Performance Period"). Because our research and development work, which is a single performance obligation, will be provided evenly throughout the Performance Period, we recognize revenue from the JDA based on a straight-line basis, as a time-based method, in accordance with ASC 606, Revenue Recognition. During the three and nine months ended September 30, 2023, we recognized $0.4 million, and $0.8 million, respectively from the JDA.

For the three and nine months ended September 30, 2023, revenue from those two customers, each representing more than 10% of the total revenue, accounted for $1.8 million, or 82%, and $4.9 million, or 86%, of total revenues, respectively.

For the three and nine months ended September 30, 2022, revenue from the G10 central bank accounted for $2.0 million, or 82%, and $7.5 million, or 86%, respectively, of total revenues.

19. Leases

During the nine months ended September 30, 2023 and 2022, we commenced the following leases:

Billerica Office Lease

On October 1, 2022, we entered into an operating lease agreement for the space of approximately 12,655 square feet on the 2nd Floor of a commercial building located in Billerica, Massachusetts, USA, in two separate sections: 8,097 Rentable Square Footage (the "Phase 1 lease") and 4,558 Rentable Square Footage (the "Phase 2 lease"). The lease term is five years and six months for the Phase 1 lease commencing from July 1, 2023, the delivery date of the Phase 1 lease, on which the space became ready for use (the "lease commencement date"), with an option to renew the lease for an additional five years. The lease term for the Phase 2 lease depends on the delivery of the Phase 2 lease, commencing on the delivery date of Phase 2 lease, on which the space will be made readily available, and ending in December 2028, with an option to renew the lease for an additional five years. Since the lease commencement date, the Phase 1 lease requires monthly lease payments of approximately $19,543 over the entire lease term, subject to 3% annual upward adjustment, and additional monthly lease payments, total of $88,764 over five years for lease improvements made by a landlord. The Phase 2 lease is anticipated to commence in fiscal 2025. We recognized $1.1 million of lease liability and ROU asset for the Phase 1 lease, as of the lease commencement date.

Columbia Office Lease

In September 2022, we entered into an operating lease agreement for the space of approximately 11,642 square feet for an office in a building located in Columbia, Maryland, USA for 11 years from the commencement date of June 23, 2023, with an option to renew the lease for an additional 5 years (the "Columbia office lease"). There are step-up lease payments for each 12-month period from lease commencement, with the first 12 months fully abated. The agreement also provides the one-time option to terminate the lease effective as of the last date of the 73rd month of the lease term. We did not include the effects of exercising those options in the lease term to calculate lease liability because we concluded it is not reasonably certain that we will exercise the options. As of September 30, 2023, we recorded $2.3 million of lease liability and $2.2 million of ROU assets associated with the Columbia office lease.

Total operating lease expense included in the condensed consolidated interim statements of operations and comprehensive loss is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease expense	$580,792	$440,649	$1,707,358	$1,326,370
Short term lease expense	52,373	199,637	221,190	358,877
Variable and other lease expense	199,123	59,678	489,826	174,021
Total	$832,288	$699,964	$2,418,374	$1,859,268

We completed our evaluation of the provisions of ASC 842, Leases, and elected the practical expedient to not capitalize any leases with initial terms of less than twelve months on our balance sheet and include them as short-term lease expense in the condensed consolidated interim statements of operations and comprehensive loss.

Future minimum lease payments under non-cancelable operating lease obligations were as follows as of September 30, 2023:

Remainder of 2023	$408,458
2024	1,936,202
2025	1,712,612
2026	1,570,449
2027	1,151,683
2028	1,160,800
Thereafter	3,770,240
Total minimum lease payments	11,710,444
Less: interest	(4,208,543)
Present value of net minimum lease payments	7,501,901
Less: current portion of lease liabilities	(1,391,757)
Total long-term lease liabilities	$6,110,144

20. Realignment and Consolidation Plan

On June 6, 2023, our board of directors approved the Realignment and Consolidation Plan for the remainder of 2023 pursuant to which we have begun, but not yet completed, a process for increased focus on key applications with the greatest near-term revenue potential, and of realignment our resources and structure for reduced operating expenses. This strategic initiative is designed to adapt to changing market conditions, accelerate revenue, enhance efficiency, and reduce our cash burn rate.

During the nine months ended September 30, 2023, we recognized $2.3 million of restructuring expense in relation to the plan, which consisted of severance payments for actual and expected terminations under the Realignment and Consolidation Plan. We accrue costs in connection with ongoing restructuring actions. These accruals include estimates primarily related to employee headcount, local statutory benefits, and other employee termination costs. We calculate severance obligations based on standard practices or the contractual obligations if applicable. As of September 30, 2023, we recorded $0.7 million provisions for severance payments when probable and estimable since we committed to the Realignment and Consolidation Plan. These accruals are reviewed on a quarterly basis and changes to restructuring actions are appropriately recognized when identified.

Total estimated restructuring costs are expected to be within the range of $3.2 million to $4.0 million, of which, $2.3 million of employee termination costs and severance benefits had been incurred as of September 30, 2023. The final costs associated with the Realignment and Consolidation Plan remain provisional, as management is currently engaged in a comprehensive evaluation to ascertain the most strategic allocation of resources. The Realignment and Consolidation Plan is expected to be completed by the end of 2023. Cash payments in the nine months ended September 30, 2023 were $1.6 million. The costs related to restructuring activities have been recorded in the restructuring expense on the condensed consolidated interim statement of operations and comprehensive loss.

21. Commitments and contingencies

Legal Matters

Securities Class Action:

On January 3, 2022, a putative securities class action lawsuit was filed in the U.S. District Court for the Eastern District of New York captioned Maltagliati v. Meta Materials Inc., et al., No. 1:21-cv-07203, against us, our then current Chief Executive Officer, our then current Chief Financial Officer, Torchlight’s former Chairman of the Board of Directors, and Torchlight’s former Chief Executive Officer. On January 26, 2022, a similar putative securities class action lawsuit was filed in the U.S. District Court for the Eastern District of New York captioned McMillan v. Meta Materials Inc., et al., No. 1:22-cv-00463. The McMillan complaint names the same defendants and asserts the same claims on behalf of the same purported class as the Maltagliati complaint. The complaints, purportedly brought on behalf of all purchasers of our publicly traded securities from September 21, 2020 through and including December 14, 2021, assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or the Exchange Act, arising primarily from a short-seller report and statements related to our business combination with Torchlight. The complaints seek unspecified compensatory damages and reasonable costs and expenses, including attorneys’ fees. On July 15, 2022, the Court consolidated these actions under the caption In re Meta Materials Inc. Securities Litigation, No. 1:21-cv-07203, appointed lead plaintiffs and approved the lead plaintiffs’ selection of lead counsel. Lead plaintiffs filed a consolidated complaint on August 29, 2022. We moved to dismiss that complaint on October 13, 2022. The Court granted our motion to dismiss on September 29, 2023 and entered judgment on the defendants' behalf on October 3, 2023. On October 27, 2023, the lead plaintiffs filed a motion to vacate judgment and for leave to amend the pleadings. Our opposition to the motion is due November 13, 2023 and the lead plaintiffs’ reply is due November 20, 2023.

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

Nevada Shareholder Action:

On September 21, 2023, a putative shareholder class action was filed in the Eighth Judicial District Court Clark County, Nevada captioned Denton v. Palikaras, et al., No. A-23-878134-C. The complaint names us as defendants along with certain of our former officers and certain former Torchlight officers and directors. The complaint alleges claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, arising from our business combination with Torchlight. The complaint seeks, among other things, unspecified damages, interest, and an award of costs and fees to plaintiffs, including attorneys’ fees.

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

SEC Investigation

In September 2021, we received a subpoena from the Securities and Exchange Commission, Division of Enforcement, in a matter captioned In the Matter of Torchlight Energy Resources, Inc. The subpoena requested that we produce certain documents and information related to, among other things, the merger involving Torchlight and Metamaterial Inc.

On July 20, 2023, the enforcement staff of the SEC provided us, our former Chief Executive Officer, John Brda, and our former Chief Executive Officer, George Palikaras, with Wells Notices relating to the Investigation (the "Wells Notice"). The Wells Notices each state that the SEC staff has made a preliminary determination to recommend that the SEC file a civil enforcement action against the recipients alleging violations of certain provisions of the U.S. federal securities laws. Specifically, the Wells Notice received by us states that the proposed action would allege violations of Section 17(a) of the Securities Act; Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder; and Regulation FD.

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

No financial impact of a loss contingency has been recognized in the condensed consolidated interim financial statements, as those matters above do not meet the required criteria of being both probable and reasonably estimated at this time.

Contractual Commitments and Purchase Obligations

We are party to various contractual obligations. Some of these obligations are reflected in our financial statements, such as liabilities from debt obligations and commitment in relation to Realignment and Consolidated Plan, while other obligations, such as purchase obligations, are not reflected on our condensed consolidated interim balance sheets. The following table and discussion summarizes our contractual cash obligations as of September 30, 2023, for each of the periods presented:

	Long-term debt	Other contractual commitment	Total
Remainder of 2023	$220,600	$1,061,424	$1,282,024
2024	863,683	382,531	1,246,214
2025	1,065,430	—	1,065,430
2026	1,291,301	—	1,291,301
2027	548,775	—	548,775
2028	543,639	—	543,639
Thereafter	648,114	—	648,114
	$5,181,542	$1,443,955	$6,625,497

Other contractual commitments are legally enforceable agreements to purchase goods or services that have fixed or minimum quantities and fixed or minimum variable price provisions. Amounts in the schedule above approximate the timing of the underlying obligations. Included are the following:

a)
In September 2022, we entered into a supply agreement with an American paint and coatings company to purchase at least 20,000 pounds of raw materials (the "Minimum Purchase Obligation") in the three years from September 29, 2022. The total contract price for the minimum purchase obligation is $1.1 million. As of September 30, 2023, we have $1.1 million of non-cancelable orders, for which $0.8 million is expected to be paid in the remainder of 2023 and the remaining $0.4 million is expected to be paid in 2024.
b)
On September 30, 2022, we entered into an amended supply agreement with a German manufacturer who supplies holographic raw materials for the three years from November 1, 2020. As of September 30, 2023, we have a non-cancelable order of $0.3 million.

Other commitments not included in the contractual cash obligations table above

a)
In 2014, our whole owned subsidiary, Nanotech, acquired direct ownership of principal nanotechnology patents and additional intellectual property in related fields. As such, Nanotech’s products and services are subject to a 3% sales royalty in favor of Simon Fraser University, or SFU, where elements of the nanotechnology originated. Royalties were $3,264 and $484 during the nine months ended September 30, 2023 and 2022, respectively. In 2014, Nanotech prepaid royalties that would offset against future royalties owed as part of the transfer of the intellectual property from SFU, of which $192,176 remains prepaid as at September 30, 2023 (December 31, 2022 - $195,441).
b)
During 2018, we arranged a guarantee/standby letter of credit with RBC in favor of Satair A/S for $500,000 in relation to an advance payment received. In the event we fail to deliver the product as per the contract or refuse to accept the return of the product as per the buyback clause of the contract or fails to repay the advance payment in accordance with the conditions of the agreement signed with Satair on September 18, 2018, Satair shall draw from the letter of credit with RBC. Borrowings from the letter of credit with RBC are repayable on demand. The letter of credit is secured by restricted cash. As of September 30, 2023, no amount has been drawn from the letter of credit with RBC.
c)
On January 15, 2021, Nanotech purchased six patents for $100,000 and we agreed to share 10% of any revenues related to the patents received from a specific customer for a period of two years and ongoing royalties of 3% to 6% on other revenues derived from these patents for a period of five years. There were no royalties during the nine months ended September 30, 2023 (2022 - $Nil).
d)
In March 2022, we adopted the Vlepsis Business Profit Sharing Plan whereby at the end of each year, we will calculate the profits from the Vlepsis business, if any, with certain of the Vlepsis employees. Annually, on the 29th of March for each year between 2023 and 2029, we will measure and allocate a bonus pool equivalent to fifty percent (50%) of the net profits of Vlepsis. These profits are defined as the total revenue generated from the full spectrum of Vlepsis's technological and service operations, including, but not limited to, sales, maintenance, customer support, system customization, intellectual property licensing, franchising, and leasing plus revenues from contracted backlog sales of Vlepsis Business technologies and services, less all pertinent direct costs such as overhead, salaries, and service provision costs by the Company.We have not yet had any profits from this business, but if we ever do, then this obligation to share such profits will impact our return on investment in Vlepsis and require more time to recoup our expenses and show a return.

22. Subsequent events

Subsequent sale of common stock under LPC Purchase Agreement

Subsequent to September 30, 2023, we sold a total of 4,500,000 shares of our common stock under the LPC Purchase Agreement at a weighted average price of $0.17 per share, generating gross proceeds of $0.8 million. On October 30, 2023, our common stock was sold to LPC at $0.097 per share, which resulted in reducing the exercise price of April 2023 Warrants to $0.097 per share. See Note 12, Capital stock, for more information.

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

OVERVIEW

Meta Materials Inc. is an advanced materials and nanotechnology company. We are developing materials that we believe can improve the performance and efficiency of many current products as well as allow new products to be developed that cannot otherwise be developed without such materials. We believe META is positioned for growth, by pioneering a new category of intelligent surfaces, which will allow us to become the metamaterials industry leader. We enable our potential customers across a range of industries - consumer electronics, 5G communications, healthcare, aerospace, automotive, and clean energy - to deliver improved products to their customers. Our principal executive office is located at 60 Highfield Park Drive, Dartmouth, Nova Scotia, Canada.

During the second quarter ended June 30, 2023, we have begun to implement a plan aimed at reducing our operating expenses and focusing on key applications which represent the greatest near-term revenue potential. We are focusing on NCORE™ and NPORE® which provides a solution for safer, lighter, and more sustainable batteries, expansion of our production capacity in our banknote and brand security lines, the commercial launch of QUANTUM™ stripe product and development of our multiple-gigapixel, wide area motion imagery system. For more information regarding our business, see Part I, Item I (Business), of Form 10-K/A filed on March 24, 2023.

Over the third quarter ended September 30, 2023, our net revenues increased compared to the second quarter ended June 30, 2023. Our net development revenue for the nine months ended September 30, 2023 has decreased compared to the nine months ended September 30, 2022 mainly due to reduction in purchase orders received from the G10 central bank, partially offset by an increase from the JDA agreement with a global battery maker. See Note 18 for more details.

Our selling & marketing expenses slightly increased in the third quarter ended September 30, 2023, compared to the second quarter ended June 30, 2023 due to a bonus reversal recognized during the second quarter. Over the past two quarters, our general & administrative expenses have decreased from $6.8 million in the first quarter ended March 31, 2023 to $5.9 million in the second quarter ended June 30, 2023 and $5.9 million in the third quarter ended September 30, 2023 as a result of our ongoing realignment and consolidation plan, excluding non-recurring, non-cash charges such as goodwill impairment. Over the past two quarters, our research and development expenses have been relatively stable. In the fourth quarter ended December 31, 2023, and consistently into the following year, we expect our total operating expenses to decrease as a result of the realignment and consolidation plan, excluding non-recurring, non-cash charges such as impairment of long-term assets.

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

LPC Purchase Agreement

On September 11, 2023, we entered into a Purchase Agreement with Lincoln Park which allows us to sell up to $50,000,000 of our Common Stock to Lincoln Park over 30 months until March 2026. We have the right, but not the obligation, to require Lincoln Park to purchase our Common Stock, with the number of shares and the timing of these transactions being at our discretion, in accordance with the agreement's terms, provided that the closing sale price per-share of our Common Stock is above $0.10.

The purchase price for shares sold under this agreement is set at 97% of the lower of: (i) the lowest sale price on the purchase date and (ii) the arithmetic average of the three lowest closing sale prices for our Common Stock in the ten business days preceding the purchase date.

The LPC Purchase Agreement includes an Exchange Cap provision which establishes that the aggregate number of shares sold to Lincoln Park should not exceed 95,497,527 shares, that is 19.99% of our outstanding Common Stock immediately prior to the execution of the LPC Purchase Agreement, unless (i) shareholder approval is obtained to issue shares above the Exchange Cap or (ii) the average price per share of all applicable sales of our Common Stock to Lincoln Park under the LPC Purchase Agreement equals or exceeds $0.2134.

The LPC Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the LPC Purchase Agreement. For consideration for entering into the LPC Purchase Agreement, and being obligated to fund up to $50,000,000, we agreed to pay $500,000 to Lincoln Park as an initial commitment fee for its commitment to purchase shares of Common Stock under the LPC Purchase Agreement, and we are obligated to pay an additional commitment fee of $500,000 to Lincoln Park as further described in the LPC Purchase Agreement.

During the three and nine months ended September 30, 2023, we sold a total of 6,000,000 shares of our common stock under the LPC Purchase Agreement at a weighted average price of $0.20 per share, generating proceeds of $1.2 million.

Subsequent to September 30, 2023, we paid the first initial commitment fee $500,000 to Lincoln Park pursuant to the LPC Purchase Agreement which was recorded as a stock issuance cost on our condensed consolidated interim balance sheets as of September 30, 2023. Further, we are obligated to pay an additional commitment fee of $500,000 in December 2023, which has been accrued and recorded as a stock issuance cost as of September 30, 2023.

Termination of ATM Agreement

As previously reported, we entered into an ATM Agreement with Ladenburg Thalmann & Co. Inc. ("Ladenburg") on February 10, 2023. The ATM Agreement was related to the offering of up to $100,000,000 of our Common Stock under the ATM Program. By written notice dated September 5, 2023, Ladenburg terminated its participation as Sales Agent under the ATM Agreement, and accordingly the ATM Agreement was terminated.

Nasdaq Minimum Bid Price Compliance

On March 20, 2023, we received written notice (the “Bid Price Letter”) from The Nasdaq Stock Market LLC ("Nasdaq"), indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Further, On September 19, 2023, we received notice from Nasdaq indicating that, while we have not regained compliance with the minimum bid price requirement, staff of Nasdaq has determined that we are eligible for an additional 180-day period, or until March 18, 2024, to regain compliance. Staff’s determination was based on (i) meeting the continued listing requirement for market value of our publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and (ii) our written notice to Nasdaq of our intention to cure the deficiency during this second compliance period by effecting a reverse stock split, if necessary. If at any time during this second 180-day period the closing bid price of our Common Stock is at least $1 per share for at least a minimum of 10 consecutive business days, Nasdaq staff have stated they will provide written confirmation of compliance, although Nasdaq may use its discretion to require up to 20 consecutive business days based on certain factors. If compliance cannot be demonstrated by March 18, 2024, Nasdaq staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal staff’s determination to a hearings panel. We can give no assurance that the Company will regain or demonstrate compliance by March 18, 2024. In order to address this non-compliance, we are seeking stockholder approval at the 2023 Annual Meeting of Stockholders of a potential reverse stock split of our securities.

Board of directors and other management changes

On April 19, 2023, Maurice Guitton notified our board of his intention to resign and retire effective immediately in order to pursue his retirement more fully.

Also on April 19, 2023, after taking into account Mr. Guitton’s retirement, the board increased its size from seven to eight members and appointed Vyomesh Joshi and Eugenia Corrales to the board. Ms. Corrales was appointed to serve on the Audit Committee of the board and Mr. Joshi was appointed to serve on the Governance and Nominating Committee of the board.

On April 20, 2023, Kenneth Rice was terminated as our Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”) and decided to retire and on April 21, 2023, Jonathan Waldern was terminated as our Chief Technology Officer.

Also on April 20, 2023, Uzi Sasson was appointed as our CFO and COO.

On July 12, 2023, D. Daniel (Dan) Eaton was hired and appointed as our Chief Legal Officer.

On September 13, 2023, Eric Leslie notified us of his resignation as a member of the board and from all committees of the board on which he served. Prior to his resignation, Mr. Leslie served on the Audit Committee and Human Resources and Compensation Committee of the Board. At such time, Mr. Leslie moved into a Strategic Advisor role at the Company.

On October 6, 2023, our board appointed Philippe Morali to the board to fill the vacancy created by Mr. Leslie's resignation. Mr. Morali was also appointed to serve as a member of the Audit Committee and the Human Resources and Compensation Committee of the Board.

On October 10, 2023, our board removed George Palikaras as our President and CEO, effective immediately. In connection with the removal of Mr. Palikaras as CEO, on October 10, 2023, the board appointed Jim Fusaro as the new CEO of the Company and a member of the board.

On October 18, 2023, the Company hired Jennifer Cheraso as our Chief Human Resources Officer.

On November 4, 2023, Mr. Fusaro resigned as CEO and as a member of the board due to unexpected health issues.

Subsequent to Mr. Fusaro’s resignation, on November 5, 2023, the board promoted Uzi Sasson to CEO of the Company. In connection with the promotion, Mr. Sasson no longer serves as CFO and COO of the Company.

On November 5, 2023, the board promoted Ahmed Shebl to Chief Accounting Officer of the Company, and Mr. Shebl was named Interim CFO of the Company.

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

Total estimated restructuring expenses are expected to be within the range of $3.2 million to $4.0 million, including employee termination costs and severance benefits, of which, $2.3 million of employee termination costs and severance benefits had been incurred as of September 30, 2023. Our average monthly cash burn rate before we started to implement the Realignment and Consolidation Plan was $5.7 million, which is expected to be reduced to between $3.2 million and $3.8 million, representing a reduction of approximately 44% to 33% respectively, by the end of the year ending December 31, 2023. We are currently engaged in a thorough and comprehensive assessment process to identify the best possible utilization of the assets related to Holography Technology and Wireless Sensing and Radio Wave Imaging Technology. As a result of the assessment, we may recognize additional impairment loss of other long-term assets. The implementation of the Realignment and Consolidation Plan will continue through the remainder of the fiscal year ending December 31, 2023.

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

Sale of Next Bridge Notes Receivable

On August 7, 2023, we entered into a Loan Sale Agreement with Gregory McCabe, Purchaser, under which we sold and assigned to Purchaser all of our rights, title, interests, and obligations in and to those certain loans due from Next Bridge described in Note 6, Notes receivable, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report on Form 10-Q, in exchange for cash consideration of $6.0 million and entered into an SPA for an additional $6.0 million of shares of our common stock. Pursuant to the SPA, the Purchaser will be required to purchase an aggregate of $6.0 million of shares of our common stock beginning on September 1, 2023 in monthly amounts of $250,000 for the first six months and then in monthly amounts of $500,000 for the next nine months thereafter, at a per share purchase price equal to 120% of the 5-day VWAP of our common stock on the trading day preceding the date of each such purchase. As of September 30, 2023, we have received $0.5 million in exchange for 1,851,726 shares of our common stock.

Known Trends and Uncertainties

Impact from the Realignment and Consolidation Plan

With the implementation of the Realignment and Consolidation Plan, we anticipate achieving substantial cost savings and a lower cash burn rate that will positively support our sustainable growth. However, we expect to record total estimated restructuring costs within the range of $3.2 million to $4.0 million during fiscal 2023, excluding non-recurring, non-cash charges such as goodwill impairment and impairment of long-term assets, which will reduce those benefits from the implementation of the Realignment and Consolidation Plan.

Capital Reallocation and Core Business Expansion

In line with our strategic refocusing, we are shifting capital toward the core-business units that are expected to contribute to near-term cash flow, while simultaneously scaling back investments in non-core areas. This reallocation underscores our commitment to optimizing resource distribution, prioritizing the expansion and advancement of infrastructure integral to our core market offerings, which are positioned to support our liquidity profile. This includes new development facilities in Maryland for Electro Optics and IR and in Massachusetts for the Battery Materials team. These activities require capital investments and increased overhead for leased facilities. Further, R&D expense related to our core business is expected to increase as a result of expanding operations of our core business. The timing of new customer programs and revenues associated with these expansions is uncertain and we may require additional financing to support the related cash consumption.

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

Foreign Currency Fluctuation Risk

As we continue to expand our business globally, we presently have currency exposure arising from both sales and purchases denominated in foreign currencies. We currently do not utilize derivative financial instruments, forward contracts, or any other financial instruments designed to hedge against potential fluctuations in foreign currency exchange rates. Fluctuations in the value of currencies, such as Canadian Dollar, British Pound and Euro against the US Dollar could adversely impact our revenue and operating and labor costs. In addition, items included in the financial statements of each of META and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”) while our reporting currency is the US Dollar. As such, our financial results and positions are exposed to changes in exchange rates between the US Dollar and the Canadian Dollar, the British Pound, and the Euro. For the nine months ended September 30, 2023, approximately 83.6% of our consolidated revenue and 17.4% of operating expenses were recorded in our entities whose functional currency is other than the US Dollar and approximately 36.0% of Cash and Cash equivalents, 87.6% of Property and Equipment, and 61.2% of Accounts Payable and Accruals were recorded in such entities whose functional currency is other than the US Dollar as of September 30, 2023.

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

	Three months ended September 30,				Nine months ended September 30,
	2023	2022	Change		2023	2022	Change
Product sales	$27,484	$432,059	$(404,575)	-94%	$109,090	$934,299	$(825,209)	-88%
Development revenue	2,172,678	2,023,953	148,725	7%	5,533,855	7,820,135	(2,286,280)	-29%
Total revenue	2,200,162	2,456,012	(255,850)	-10%	5,642,945	8,754,434	(3,111,489)	-36%
Cost of sales (exclusive of items shown separately below)	750,969	514,312	236,657	46%	2,096,615	1,921,845	174,770	9%
Depreciation and amortization included in cost of sales	9,980	14,639	(4,659)	-32%	37,323	55,298	(17,975)	-33%
Stock-based compensation included in cost of sales	32,744	167,779	(135,035)	-80%	173,713	376,250	(202,537)	-54%
Gross profit	$1,406,469	$1,759,282	$(352,813)	-20%	$3,335,294	$6,401,041	$(3,065,747)	-48%
Gross profit percentage	64%	72%	138%		59%	73%	99%

Comparison of the Three and Nine Months Ended September 30, 2023 to the Three and Nine Months Ended September 30, 2022:

Product Sales

The decrease in product sales for the three and nine months ended September 30, 2023 of $0.4 million and $0.8 million, respectively, as compared to the same periods of 2022, is primarily due to a reduction in sales orders.

Development Revenue

The increase in development revenue for the three months ended September 30, 2023 of $0.1 million is due to a recognition of contract revenue of $0.4 million from a global battery maker and a royalty revenue from Siemens healthcare of $0.1 million, offset by a decrease in lithography revenue of $0.4 million. The decrease in development revenue for the nine months ended September 30, 2023 of $2.3 million is mainly due to the decrease in our lithography revenue - banknotes applications due to larger contracts in 2022, partially offset by $0.4 million of revenue recognized from the joint development agreement with a global battery maker during the three months ended September 30, 2023. We derive a significant portion of our revenue from contract services with a confidential G10 central bank. In 2021, we acquired Nanotech which had a development contract for up to $41.5 million over a period of up to five years. These contract services incorporate both nano-optic and optical thin film technologies and are focused on developing authentication features for future banknotes.

Cost of Sales

The increase in cost of sales for the three months ended September 30, 2023 as compared to the same period ended September 30, 2022 was due to increased production cost, which was driven by more labor intensive tasks required for the current contracts compared to the contracts in the prior year. The increase in cost of sales for the nine months ended September 30, 2023 as compared to the same period ended September 30, 2022 was due to increased production cost, which was driven by more labor intensive tasks required for the current contracts compared to the contracts in the prior year, partially offset by lower material cost.

Operating Expenses

	Three months ended September 30,				Nine months ended September 30,
	2023	2022	Change		2023	2022	Change
Operating Expenses
Selling & marketing	$835,405	$874,315	$(38,910)	-4%	$3,922,990	$2,842,165	$1,080,825	38%
General & administrative	5,881,598	13,832,656	(7,951,058)	-57%	18,564,304	35,039,472	(16,475,168)	-47%
Research & development	5,088,556	4,967,997	120,559	2%	15,208,926	12,174,718	3,034,208	25%
Depreciation & amortization expense	3,441,812	1,871,163	1,570,649	84%	10,034,834	5,322,172	4,712,662	89%
Stock-based compensation expense	278,539	2,389,749	(2,111,210)	-88%	(670,108)	10,250,149	(10,920,257)	-107%
Restructuring expense	809,002	—	809,002	100%	2,278,151	—	2,278,151	100%
Goodwill impairment	—	—	—	0%	282,173,053	—	282,173,053	100%
Total operating expenses	$16,334,912	$23,935,880	$(7,600,968)	-32%	$331,512,150	$65,628,676	$265,883,474	405%

Selling & marketing

Selling & marketing expenses for the three months ended September 30, 2023, as compared to the same period of 2022, slightly decreased mainly due to a $0.1 million decrease in trade shows and advertising costs which was partially offset by a slight increase in consulting fees and travel expenses.

The $1.1 million increase in selling & marketing expenses for the nine months ended September 30, 2023, as compared to the same period of 2022, was mainly due to a $0.9 million increase in salaries and benefits and a $0.7 million increase in consulting fees, partially offset by a $0.5 million reversal of bonus expense and a $0.1 million decrease in advertising and promotion expenses.

The increased salary and benefit expenses in the nine months ended September 30, 2023 as compared to the same periods of 2022 resulted from increases in headcount in the latter part of 2022 through March 2023.

General & administrative

The $8.0 million decrease in general & administrative expenses for the three months ended September 30, 2023, as compared to the same period of 2022, was primarily due to a $5.1 million decrease in professional fees as a result of a decrease in legal cost associated with the SEC investigation, the related lawsuits, and acquisition costs, a $2.1 million decrease in salaries and benefits, a $0.3 million decrease in software related expenses, a $0.3 million decrease in rent, utilities and insurance costs, a $0.3 million decrease in bonus expense , and $0.2 million decrease in travel and other expenses, partially offset by $0.3 million of inventory write-off recorded in the three months period ended September 30, 2023.

The decrease in general & administrative expenses of $16.5 million for the nine months ended September 30, 2023, as compared to the same period of 2022, primarily resulted from a $13.6 million decrease in professional fees mainly due to a decrease in legal cost associated with the SEC investigation, the related lawsuits and acquisition costs, a $1.6 million decrease in salaries and benefits, and a $1.6 million decrease in bonus expense, a $0.3 million decrease in travel and other expenses and a $0.2 million decrease in software related expenses, partially offset by a $0.3 increase in inventory write-off, a $0.3 million increase in director fees, and a $0.2 million increase in rent, utilities and insurance costs.

Research & development

The increase in research & development expenses of $0.1 million for the three months ended September 30, 2023, as compared to the same period of 2022, was primarily due to a $0.4 million increase in rent and utilities, a $0.2 million increase in R&D materials, and a $0.2 million increase in intellectual property related cost, partially offset by a $0.4 million decrease in travel and other expenses and $0.2 million decrease in bonus expense.

The increase in research & development expenses of $3.0 million for the nine months ended September 30, 2023, as compared to the same period of 2022, was primarily due to a $1.5 million increase in salaries and benefits due to increased headcount as a result of 1) expansion in facilities and laboratories in late 2022 through early 2023 and 2) the acquisitions of PAL and Optodot in Q2 2022, $1.1 million increase in R&D materials, a $0.9 million increase in intellectual property related cost and a $0.3 million increase in outsourcing costs and consulting, partially offset by a $0.9 million reduction in bonus expense and a $0.4 million reduction in travel and other expenses.

Depreciation & amortization expense in Operating expenses

For the three and nine months ended September 30, 2023 as compared to the same periods of 2022, depreciation and amortization expense increased by $1.6 million and $4.7 million, respectively. The increases were mainly due to intangible assets acquired in Q2 2022 as part of the PAL and Optodot acquisitions as well as an increase in depreciation expense due to acquired equipment in different facilities.

Stock-based compensation expense in Operating expenses

For the three and nine months ended September 30, 2023 as compared to the same periods of 2022, stock-based compensation expenses decreased by $2.1 million and $10.9 million, respectively. The decreases were mainly due to less equity-based awards granted during the three and nine months ended September 30, 2023 compared to the same periods ended September 30, 2022 and a significant increase in forfeitures of equity-based awards due to terminations as a result of the realignment and consolidation plan in the three months ended September 30, 2023 compared to the same period ended September 30, 2022.

Restructuring expense

For the three and nine months ended September 30, 2023, we recorded $0.8 million and $2.3 million, respectively, of restructuring expenses in relation to the 2023 Realignment and Consolidation Plan. There were no such expenses during the same periods ended September 30, 2022.

Goodwill impairment

For the nine months ended September 30, 2023, we recorded $282.2 million of goodwill impairment as a result of a sustained decline in our market capitalization. Based on a quantitative interim goodwill impairment test performed at June 30, 2023, we concluded that the carrying value of the reporting unit was higher than its estimated fair value, which was determined using the market valuation method.

This resulted in the impairment of the entire carrying value of goodwill as of June 30, 2023. There was no goodwill impairment recognized during the same periods ended September 30, 2022.

Other Expenses, net

	Three months ended September 30,				Nine months ended September 30,
	2023	2022	Change		2023	2022	Change
Other income (expense):
Interest expense, net	$(125,482)	$(134,205)	$8,723	-6%	$(243,002)	$(440,694)	$197,692	-45%
Realized gain (loss) on foreign exchange, net	78,602	35,691	42,911	120%	(319,925)	44,964	(364,889)	-812%
Unrealized gain (loss) on foreign exchange, net	(1,526,356)	(2,259,324)	732,968	-32%	319,355	(3,091,919)	3,411,274	-110%
Gain on sale of notes receivable	6,750,195	—	6,750,195	100%	6,750,195	—	6,750,195	100%
Other income (expense), net	473,638	21,908	451,730	2062%	(844,487)	(1,324,528)	480,041	-36%
Total other income (expense), net	$5,650,597	$(2,335,930)	$7,986,527	-342%	$5,662,136	$(4,812,177)	$10,474,313	-218%

Interest expense, net

The slight change in net interest expense, net for the three months ended September 30, 2023, as compared to the same period of 2022, was primarily due to a change in non-cash interest accretion during the quarter ended September 30, 2023.

The change in net interest expense, net, of $0.2 million for the nine months ended September 30, 2023, as compared to the same period of 2022, was primarily due to a $0.1 million decrease in non-cash interest expense and bank charges, and $0.1 million decrease of non-cash interest accretion during the quarter ended September 30, 2023.

Realized gain (loss) on foreign exchange, net

For the three months ended September 30, 2023 as compared to the same period of 2022, the increase in net realized gain on foreign exchange was primarily driven by transaction gains in Canadian subsidiaries due to some invoices denominated in USD currency.

For the nine ended September 30, 2023 as compared to the same period of 2022, the shift from the net realized gain on foreign exchange to the net realized loss on foreign exchange was primarily driven by an interim shift in our banking operations, which involved utilizing a Canadian financial institution for routine transactions following the closure of our checking account with Silicon Bank.

Unrealized gain (loss) on foreign exchange, net

For the three months ended September 30, 2023 as compared to the same period of 2022, the reduction in net unrealized foreign exchange loss was primarily attributable to the revaluation of intercompany balances whereas unrealized loss was reduced primarily due to the Canadian dollar's depreciation against the US dollar being of a lesser extent.

For the nine months ended September 30, 2023 as compared to the same period of 2022, the shift from the net unrealized loss on foreign exchange to the net unrealized gain on foreign exchange primarily driven by favorable currency fluctuations during the second quarter ended June 30, 2023, partially offset by the unrealized loss on foreign currency recognized during the third quarter ended September 30, 2023.

Gain on sale of note receivable

For the three and nine months ended September 30, 2023 the $6.8 million gain on sale of note receivable was a result of the sale of the Torchlight note, see Note 6, Notes receivable, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report on Form 10-Q for further information.

Other income (expense), net

Other income, net, for the three months ended September 30, 2023, increased by $0.5 million as compared to the same period of 2022, primarily due to $0.2 million in other income from the SR&ED tax incentive program, a reduction in credit loss provision expense and other income of $0.2 million, and $0.1 million maintenance costs of Oil and Gas ("O&G") assets recorded in the three months ended September 30, 2022. In December 2022, we disposed of O&G assets as part of the Next Bridge spin-off.

Other expenses, net, for the nine months ended September 30, 2023, decreased by $0.5 million as a result of the following changes: a $1.6 million decrease due to the maintenance costs of O&G assets recorded in the nine months ended September 30, 2022 and $0.4 million of other income from the SR&ED tax incentive program and other income recorded in the nine months ended September 30,

2023, which were partially offset by a $0.8 million of credit loss provision expense, net of interest income, related to the notes receivable from Next Bridge in accordance with ASC 326 and $0.8 million adjustment made to funding obligation.

Income Tax Recovery

	Three months ended September 30,				Nine months ended September 30,
	2023	2022	Change		2023	2022	Change
Income tax (expense) recovery	$540,843	$37,208	$503,635	1354%	$1,455,653	$147,193	$1,308,460	889%

The increase in our income tax recovery for the three months ended September 30, 2023, as compared to the same period of 2022, was driven by an increase in accumulated losses that reduced our net deferred tax liability.

The increase in our income tax recovery for the nine months ended September 30, 2023, as compared to the same period of 2022, was driven by an increase in accumulated losses that reduced our net deferred tax liability, partially offset by deferred tax expenses at a foreign entity.

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

On September 30, 2023, we had cash and cash equivalents of $10.2 million including $1.0 million in restricted cash compared to $11.8 million in cash and cash equivalents at December 31, 2022, including $1.7 million in restricted cash.

During the nine months ended September 30, 2023, our principal sources of liquidity included $11.9 million of net proceeds obtained through the issuance of common stock under the ATM Program and $22.1 million of net proceeds obtained from the equity offering in April 2023, $6.1 million in relation to the sale of Next Bridge Notes Receivable, $1.0 million related to the collection from Next Bridge Notes Receivable, $1.2 million from the sale of common stock through the LPC Purchase Agreement, $0.8 million proceeds from stock options exercise and $0.4 million in relation to the SPA with Mr. McCabe. See Note 12, Capital stock, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report on Form 10-Q for further information. Subsequent to September 30, 2023, we sold a total of 4,500,000 shares of our common stock under the LPC Purchase Agreement at a weighted average price of $0.17 per share, generating gross proceeds of $0.8 million.

Our primary uses of liquidity for the nine months ended September 30, 2023 included $17.1 million in salaries, $8.0 million in capital expenditures, $8.5 million in professional fees and stock exchange fees, $3.8 million in R&D materials and patents fees, $2.5 million in travel, advertisement and other costs, $3.8 million changes in working capital, $3.2 million in rent and utilities, $2.3 million in restructuring costs and $2.3 million in insurance.

During the nine months ended September 30, 2023, our board of directors approved the Realignment and Consolidation Plan for the remainder of 2023 pursuant to which we have begun, but not yet completed, the process of realigning our corporate structure aimed at reducing our operating expenses and focusing on key applications which represent the greatest near-term revenue potential. Restructuring expenses, not factoring in non-cash losses arising from the impairment of goodwill and long-term assets, are expected to be within the range of $3.2 million and $4.0 million. We expect the Realignment and Consolidation Plan will reduce our operating expenses and drive operational efficiencies, excluding the non-cash losses from impairment of goodwill and long-term assets, during the year ending December 31, 2023 compared to the year ended December 31, 2022. Our average monthly cash burn rate before we started to implement the Realignment and Consolidation Plan was $5.7 million, which is expected to be reduced to between $3.2 million and $3.8 million, representing a reduction of approximately 44% to 33% respectively, by the end of the fiscal 2023. We may incur additional expenses not currently contemplated due to events associated with the revised operating plan. The charges that we expect to incur in connection with the Realignment and Consolidation Plan are estimates subject to a number of assumptions, and actual results may differ materially.

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

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while highly possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of the condensed consolidated interim financial statements. See Note 3, Going concern, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report on Form 10-Q for further information.

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

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(37,086,204)	$(48,516,511)
Net cash used in investing activities	(622,907)	(13,802,619)
Net cash provided by financing activities	36,025,819	46,358,934
Net decrease in cash, cash equivalents and restricted cash	$(1,683,292)	$(15,960,196)

Net cash used in operating activities:

During the nine months ended September 30, 2023, net cash used in operating activities of $37.1 million was primarily driven by a net loss of $321.1 million for the period, and non-cash adjustments of $287.8 million mainly due to goodwill impairment of $282.2 million, depreciation and amortization of $10.1 million, a credit loss expense of $1.8 million related to the Next Bridge Notes Receivable, a $1.4 million non-cash lease expense, a $0.7 million non-cash adjustment to finance expense, a change in deferred revenue of $0.7 million and $0.3 million of inventory write off, partially offset by $6.8 million in gain on sale of Next Bridge Notes Receivable, a $1.5 million decrease due to deferred income tax, a non-cash interest income of $1.0 million and a recovery of stock-based compensation of $0.5 million. In addition, there was $3.8 million cash used by working capital primarily due to a $6.6 million decrease related to a change in trade payables and a $1.1 million decrease related to a change in operating lease liabilities, partially offset by a $3.3 million increase related to a change in prepaid expenses and other current assets and a $0.7 million increase related to a change in restructuring costs accrual.

During the nine months ended September 30, 2022, net cash used in operating activities of $48.5 million was primarily driven by a net loss of $63.9 million for the period, and non-cash adjustments of $20.1 million mainly due to depreciation and amortization of $5.4 million, stock-based compensation including equity awards granted to consultant of $10.6 million, unrealized foreign exchange loss of $2.8 million, and non-cash lease expense of $1.2 million. In addition, there was $4.7 million cash used by working capital primarily due to a $3.3 million decrease related to a change in prepaid and other current assets, a $0.7 million decrease related to a change in Operating lease liabilities, a $0.4 million decrease related to a change in trade payable and accruals and $0.4 million decrease in a change in accounts and other receivables.

Net cash used in investing activities:

During the nine months ended September 30, 2023, net cash used in investing activities of $0.6 million was primarily driven by $8.0 million of capital expenditure associated with the Thurso facility expansion in Quebec, Canada as well as construction of the Highfield Park Facility in Nova Scotia, partially offset by $6.1 million proceeds from sale of Next Bridge Notes Receivable, $1.0 million proceeds from collection of Next Bridge Notes Receivable, and $0.3 million proceeds from a government loan.

During the nine months ended September 30, 2022, net cash used by investing activities of $13.8 million was primarily driven by $12.0 million of capital expenditure associated with the construction of the Highfield Park Facility in Canada as well as the equipment purchases for our facility in California and $3.5 million cash paid for the Optodot acquisition, which was partially offset by proceeds from short-term investments of $1.6 million.

Net cash provided by financing activities:

During the nine months ended September 30, 2023, net cash provided by financing activities of $36.0 million was primarily driven by the $34.3 million net proceeds obtained through the issuance of common stock under the At-the-Market Equity Offering Program and the equity offering in April 2023, the $1.2 million in sale of our common stock through the LPC Purchase Agreement and $0.8 million proceeds from stock options and warrants exercise, partially offset by a $0.3 million repayment of long-term debt.

During the nine months ended September 30, 2022, net cash provided by financing activities of $46.4 million was primarily driven by $46.3 million of net cash obtained through the proceeds from the issuance of common stock and warrants pursuant to the Securities Purchase Agreements with institutional investors for the purchase and sale in a registered direct offering and $0.5 million proceeds from stock options and warrants exercise, partially offset by a $0.5 million repayment of long-term debt.

Commitments and Contractual Obligations

For a description of our commitments and contractual obligations, please see Note 21, Commitments and contingencies, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $0.5 million as of September 30, 2023 which is secured by restricted cash. Please see Note 21, Commitments and contingencies, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report on this Form 10-Q. We do not maintain any other off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023.

Although management believes there has been significant improvement in the design and implementation of our internal controls over financial reporting during the nine months ended September 30, 2023, we still consider there to be a material weakness in our internal control over financial reporting that has not yet been remediated. Accordingly, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

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
•
In order to improve our recordkeeping, our Chief Legal Officer or outside legal counsel attends board meetings and takes minutes (rather than other members of management taking the minutes.)

To remediate the weakness described above, we are in process of implementing the following:

•
Establishing and documenting an accounting policies and procedures manual which clarifies the principles or rules that are used to determine decisions and actions, and the courses of action that must be followed to implement a policy consistently.
•
Creating reporting tools such as a monthly reporting package which enables us to communicate financial information effectively and efficiently between parent and subsidiaries and ensures application of consistent accounting treatment across the different locations.

Changes in Internal Controls

Except for the remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons may perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined.

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

We may undergo changes in organizational culture and employee morale, transformations in customer and partner relationships, and potential operational disturbances as a result of our Realignment and Consolidation Plan, each of which could adversely affect our overall business performance and stakeholder satisfaction levels.

The Realignment and Consolidation Plan may adversely affect our organizational culture and employee morale. Restructuring often brings about changes in roles, responsibilities, and team dynamics, which may affect employee satisfaction and productivity. If these transformations are not navigated with meticulous care and strategic foresight, this could lead to a decline in team cohesion, loss of valuable employees, and a decrease in overall productivity and performance.

In addition, the Realignment and Consolidation Plan may adversely affect our customer and partner relationships. It could lead to changes in customer-facing teams, communication, and service levels, potentially affecting customer satisfaction and retention.

Furthermore, we may face operational disruption during the implementation of the Realignment and Consolidation Plan. It involves changes in workflows and processes, which could disrupt day-to-day operations. This could affect the timely delivery of products or services, impact customer satisfaction, and adversely affect our financial position or results of operations.

A potential divestiture of certain applications under the Realignment and Consolidation Plan may require a recalibration of our business model, potentially affecting our market positioning and competitiveness. We may also face challenges in realizing an adequate return which may result in significant amount of impairment loss.

The contemplation of divesting certain technology applications of our business as per the Realignment and Consolidation Plan could compel a reevaluation and modification of our existing business model. This demands a comprehensive reassessment of our operational methodologies and market engagement strategies to uphold a resilient and competitive posture within the industry. The potential divestiture could markedly recalibrate our market position, influencing external perceptions pertaining to our products and services among consumers and industry counterparts. A failure to adeptly navigate and adapt to these consequential modifications may compromise our capacity to flourish and sustain relevance in a perpetually evolving market environment. In addition, the process of divesting assets carries inherent risk of market fluctuations and economic uncertainties that undermine the value we expect to realize. As a result, we may recognize a significant amount of impairment loss.

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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations for the foreseeable future. We have incurred net losses of $321.1 million, including $282.2 million of goodwill impairment, and $79.1 million for the nine months ended September 30, 2023 and the twelve months ended December 31, 2022, respectively. As a result of these losses, as of September 30, 2023, we had an accumulated deficit of $530.6 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our business. In addition, we expect our general and administrative expenses to increase due to the additional costs associated with being a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.

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

We may choose to raise additional funds in debt financing if it is available to us on terms we believe reasonable to increase our working capital, strengthen our financial position or to make acquisitions. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt. Our ability to make scheduled payments of principal of future debt, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive.

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

When we hired the employees involved with our Vlepsis business, we agreed to share 50% of the profits, if any, from our Vlepsis business with the Vlepsis employees, thus our investment in the Vlepsis business will take longer to recoup. This may materially impact our profits from the Vlepsis business and impact the rate of return on our investment in the Vlepsis business.

When we hired the Vlepsis team in March 2022, we adopted the Vlepsis Business Profit Sharing Plan whereby at the end of each year, generally, we are to calculate the profits from the Vlepsis business and then share 50% of such profits, if any, with certain of the Vlepsis employees. We have not yet had any profits from this business, but if we ever do, then this obligation to share such profits will impact our return on investment in Vlepsis and require more time to recoup our expenses and show a return. This may materially impact our ability to show an overall profit for the Company or delay overall profitability of the Company, and your investment in the Company may be impacted.

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

Given the nature of the markets in which we participate, as well as macroeconomic uncertainties, we cannot reliably predict future revenues and profitability and unexpected changes may cause us to adjust our operations. Large portions of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenues could seriously negatively affect our operating results in any given quarter. Our operating results may fluctuate significantly from quarter-to-quarter and year-to-year. Some of the factors that may affect our quarterly and annual results are:

•
changes in business and economic conditions, including a downturn in demand or decrease in the rate of growth in demand, whether in the global economy, a regional economy or the industries we address;
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

Changes in the mix of types of products sold may have a substantial impact on our revenues and gross profit margins. In addition, more recently introduced products tend to have higher associated costs because of initial overall development costs and higher start-up costs. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product or wafer foundry, and, as a result, can negatively impact our financial results.

Variations in the amount of time it takes for us to sell our systems may cause fluctuations in our operating results, which could cause our stock price to decline.

Variations in the length of our sales cycles could cause our revenues and cash flows, and consequently, our business, financial condition, operating results and cash flows, to fluctuate widely from period to period. This variation could cause our stock price to decline. Our customers generally take a long time to evaluate our systems and many people are involved in the evaluation process. We expend significant resources educating and providing information to our prospective customers regarding the uses and benefits of our systems. The length of time it takes for us to make a sale depends upon many factors including, but not limited to:

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a‑15(f). Our internal control over financial reporting is a process designed by and under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. As previously disclosed, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 and, based on this evaluation, concluded that internal control over financial reporting was not effective as of December 31, 2022, due to material weaknesses in internal control over financial reporting. As of September 30, 2023, such material weaknesses had not yet been fully remediated.

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

Impairment of our goodwill, other intangible assets and other long-term assets could materially and adversely affect our business and operating results.

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

We rely on a few customers for a significant portion of our revenues. For the nine months ended September 30, 2023, revenue from two customers, each of which individually represented more than 10% of the total revenue, accounted for $4.9 million or 86.1% of total revenue.

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

The semiconductor industry has been characterized by periodic limitations on production capacity. These limitations may result in longer lead times for product delivery than desired by many of our customers. If we are unable to increase our production capacity to meet future demand, some of our customers may seek other sources of supply, our future growth may be limited, or our results of operations may be adversely affected.

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

Some of our products are incorporated into customers’ products or systems at the design stage. The value of any design win largely depends upon the customer’s decision to manufacture the designed product in production quantities, the commercial success of the customer’s product and the extent to which the design of the customer’s products also accommodates incorporation of components manufactured by our competitors. In addition, our customers could subsequently redesign their products or systems so that they no longer require our products. The development of the next generation of products by our customers generally results in new design competitions for components, which may not result in design wins for us, potentially leading to reduced revenues and profitability. We may not achieve design wins or our design wins, may not result in future revenues.

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

For the nine months ended September 30, 2023, almost all of our consolidated revenue was generated in countries outside of the United States. We expect net revenues from foreign markets to continue to represent a significant portion of total net revenues. We maintain significant business operations in Canada. Some of the risks inherent in doing business internationally are:

•
foreign currency fluctuations, particularly in the Canadian Dollar;
•
longer payment cycles;
•
challenges in collecting accounts receivable;
•
changes in the laws, regulations or policies of the countries in which we manufacture or sell our products;
•
trade restrictions, tariffs, customs, sanctions, embargoes and other barriers to importing/exporting materials and products in a cost effective and timely manner, or changes in applicable tariffs or customs rules;

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

As an example, we launched a new product, metaAIR® in March 2019 to provide laser glare protection to pilots in the airline industry. Currently, metaAIR® is not subject to any Federal Aviation Administration regulations. However, metaAIR® has yet to receive FDA approval/clearance and could become subject to evolving regulation by governmental authorities as the metaAIR® market evolves further.

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

Our insurance coverage strategy and programs may not be adequate to cover all risks and resulting liabilities to which we may be subjected to.

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

As of September 30, 2023, a valuation allowance has been recorded against our deferred tax assets that are more likely than not to be realized in the U.S. federal and state tax jurisdictions. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income. We continue to assess the realizability of our deferred tax assets in the future. Future adjustments in our valuation allowance may be required, which may have a material impact on our quarterly and annual operating results.

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

From time to time, we may identify products that we believe infringe on our patents and may have to initiate litigation to enforce our patent rights against those products. Litigation stemming from such disputes could harm our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or who may, as a result of such litigation, choose not to adopt our technologies. Such litigation may also harm our business relationships with existing customers, who may, because of such litigation, cease making royalty or other payments to us or challenge the validity and enforceability of our patents or the scope of our related agreements.

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

Our NANOWEB® applications have not yet reached the required manufacturing scale to enable us to address the volume demands of a number of our target vertical markets. We currently have only our first pilot scale, 300mm wide, roll-to-roll line, and we will need to add additional capacity and wider substrates to support our target applications. Broader sales and production are expected to be launched in two to three years’ time after successful completion of automotive and other vertical market product qualifications and product introductions. We believe that the automotive market is a strategic high growth opportunity~~,~~ however, despite our close collaboration with automotive partners, there can be no assurance that the automotive market will accept the NANOWEB® product at the expected market penetration rates and a slower than forecasted market acceptance may have a material adverse effect on Lithography de-icing/de-fogging, transparent antenna and other related products and our financial position.

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

We are highly dependent on the continued service and availability of key management personnel, and failure to successfully execute succession planning could harm our Company.

Our success depends upon our ability to retain highly skilled technical, managerial, marketing and finance personnel, and, to a significant extent, upon the efforts and abilities of our CEO and CFO and other members of senior management. The resignation or departure of our key personnel, including the CEO and CFO, could adversely affect our business, financial condition, and operations. These individuals play crucial roles in our strategic decision-making, day-to-day operations and financial management. Their departure may lead to uncertainties, loss of expertise, and potential disruptions in our business continuity. Additionally, attracting and retaining qualified replacements for such key positions may be challenging, and any delays or difficulties in finding suitable successors could further impact our operations. If we lose the services of or fail to recruit key management personnel, we may not be able to successfully implement our business strategy and our business could be harmed.

On April 20, 2023, Kenneth Rice was terminated as our Chief Financial Officer and Chief Operating Officer and on April 21, 2023, Jonathan Waldern was terminated as our Chief Technology Officer. On April 25, 2023, Uzi Sasson was appointed as our Chief Financial Officer and Chief Operating Officer, effective April 20, 2023. On October 10, 2023, our board of directors removed George Palikaras as President and Chief Executive Officer and appointed Jim Fusaro to serve as Chief Executive Officer. On November 4, 2023, Jim resigned as CEO due to unexpected health issues and our board promoted Uzi Sasson to CEO of the Company. In addition, we have executed a significant management reorganization in 2023 to drive the future growth of the Company. These or other changes in key management could create uncertainty among our employees, suppliers and other business partners and are resulting in changes to the strategic direction of our business, any of which could have a material adverse effect on us. If the new management team is not successful in executing our strategy, our operating results and prospects for future growth may be adversely impacted. Failure to effectively identify, develop and retain other key personnel, recruit high-quality candidates and ensure smooth management and personnel transitions could also disrupt our business and adversely affect our results.

Our future success depends on our ability to attract and retain highly qualified personnel.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. We cannot predict the outcome of these proceedings or provide an estimate of potential damage, if any. We believe that the claims in the securities class actions are without merit and intend to defend against them vigorously. Regardless, failure by us to obtain a favorable resolution of the claims set forth in the complaints could require us to pay damage awards or otherwise enter into settlement arrangements for which our insurance coverage may be insufficient. Any such damage awards or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if plaintiffs’ claims are not successful, defending against class action litigation is expensive and could divert management’s attention and resources, all of which could have a material adverse effect on our financial condition and operations, operating results and financial condition and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult for us to finance our operations in the future. See Note 21, Commitments and contingencies, in the notes to the condensed consolidated interim financial statements that are included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our legal proceedings.

We and a former CEO of Torchlight and our former CEO (the “CEOs”) have received “Wells Notices” from the SEC staff recommending that the SEC bring enforcement actions against us and the CEOs which could have a material adverse effect on our business, financial condition and results of operations, prospects, and/or our stock price.

In September 2021, we received a subpoena from the SEC, Division of Enforcement, in a matter captioned In the Matter of Torchlight Energy Resources, Inc. The subpoena requested that we produce certain documents and information related to, among other things, the merger involving Torchlight Energy Resources, Inc. and Metamaterial Inc. (the “Investigation”). On July 20, 2023, the enforcement staff of the SEC provided us, our former Chief Executive Officer, John Brda, and our then current Chief Executive Officer, George Palikaras, with “Wells Notices” relating to the Investigation. The Wells Notices each state that the SEC staff has made a preliminary determination to recommend that the SEC file a civil enforcement action against the recipients alleging violations of certain provisions of the U.S. federal securities laws. Specifically, the Wells Notice received by the Company states that the proposed action would allege violations of Section 17(a) of the Securities Act; Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder; and Regulation FD.

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

We also have outstanding as of September 30, 2023, 122,727,953 warrants to purchase 122,727,953 shares of our common stock at a weighted average exercise price of $0.74 per share. These warrants include 82,807,034 warrants issued in the April 2023 registered direct offering with an exercise price of $0.375 per share which is subsequently reduced to $0.174 per share based on the down round provision in the case of a Share Combination Event or a Dilutive Issuance as described in more detail in Note 12, Capital stock, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report on Form 10-Q. The down round provision of the warrants issued in April 2023 allows the warrants holder to obtain our common stock with a lower price, which may cause significant dilution to existing shareholders, and otherwise have a material adverse effect on us. All of the warrants issued and outstanding as of September 30, 2023 are eligible for exercise.

On September 11, 2023, we entered into a purchase agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we will have the right, but not the obligation, to sell to Lincoln Park up to $50 million of our common stock over the 30-month term of the Purchase Agreement. The aggregate number of shares that the Company can sell to Lincoln Park under the Purchase Agreement may in no case exceed 95,497,527 shares of common stock (the "Exchange Cap"). We are currently seeking stockholder approval for the issuance of shares of our common stock under the Purchase Agreement in excess of the Exchange Cap. The sale of shares to Lincoln Park pursuant to the terms of the Purchase Agreement will have a dilutive effect on the existing stockholders, including the voting power and economic rights of the existing stockholders.

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

On March 20, 2023, we received written notice (“The Bid Price Letter”) from Nasdaq indicating that we are not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until September 18, 2023, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period. The Bid Price Letter was a notice of deficiency, not delisting, and does not currently affect the listing or trading of shares of our common stock on The Nasdaq Capital Market, which continues to trade under the symbol “MMAT.” Our Common Stock has not regained compliance with the minimum $1 bid price per share requirement as of that date. By letter dated September 11, 2023, we requested an extension of an additional 180 days in which to regain compliance.

On September 19, 2023, we received notice from Nasdaq indicating that, while we have not regained compliance with the minimum bid price requirement, staff of Nasdaq has determined that we are eligible for an additional 180-day period, or until March 18, 2024, to regain compliance. Staff’s determination was based on (i) meeting the continued listing requirement for market value of our publicly held shares and all other applicable requirements for initial listing on the Capital Market, with the exception of the bid price requirement, and (ii) our written notice to Nasdaq of our intention to cure the deficiency during this second compliance period by effecting a reverse stock split, if necessary. If at any time during this second 180-day period the closing bid price of our Common Stock is at least $1 per share for at least a minimum of 10 consecutive business days, Nasdaq staff have stated they will provide written confirmation of compliance, although Nasdaq may use its discretion to require up to 20 consecutive business days based on certain factors. If compliance cannot be demonstrated by March 18, 2024, Nasdaq staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal staff’s determination to a hearings panel. We can give no assurance that the Company will regain or demonstrate compliance by March 18, 2024.

If the stock is delisted, we may trade on the over-the-counter market, or even in the pink sheets, which would significantly decrease the liquidity of an investment in our common stock. In addition, the stock may be deemed to be a penny stock. If our common stock is considered a penny stock, we would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers would have to make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and the ability of investors to sell our common stock.

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

The trading price of our common stock has been and is likely to continue to be volatile. The trading price of our common stock since June 28, 2021 (the date of completion of the Arrangement) up to September 2023, has ranged from a high of $7.96 to a low of $0.17. Factors that have caused, and could continue to cause, fluctuations in the trading price of our common stock include, but are not limited to, the following:

•
sales of our common stock, or securities exercisable for or convertible into our common stock, or the perception that such sales or conversions could occur in the future;
•
the impact of public health crises, such as the COVID-19 pandemic, including on macroeconomic conditions and our business, results of operations and financial condition;
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
•
major changes in our board of directors or key management;
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

The stock market in general, and market prices for the securities of similar companies in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance, which might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In several recent situations when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and materially adversely affect our results of operations. We currently have ongoing lawsuits. See Part 1, Item 3, "Legal Proceedings" in this Annual Report on Form 10-K and Note 21, Commitments and contingencies, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report on Form 10-Q for more information regarding these lawsuits and the SEC’s investigation.

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

As of September 30, 2023, we are a “smaller reporting company” under applicable U.S. securities regulations. A smaller reporting company is a company that, as of the last business day of its most recently completed second fiscal quarter, has (i) an aggregate market value of the company’s voting stock held by non-affiliates, or public float, of less than $250 million or (ii) less than $100 million in revenue and less than $700 million in public float. In addition, a smaller reporting company is able to provide simplified executive compensation disclosures in our filings and has certain other reduced disclosure obligations in our SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Reduced disclosure in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

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

Our majority of revenues are denominated in U.S. dollars which are recognized in the entity located outside of the United States whereas most of cost of revenue and operating expenses incurred in our foreign subsidiaries are denominated in foreign currencies, resulting in a considerable exposure to the volatility of foreign currency exchange rates. Recent events in the global financial markets have been coupled with increased volatility in the currency markets. Fluctuations in the exchange rate between the U.S. dollar, the Canadian dollar and the British Pound may have a material adverse effect on our business, financial condition, and operating results. We may, in the future, establish a program to hedge a portion of our foreign currency exposure with the objective of minimizing the impact of adverse foreign currency exchange movements. With appropriate risk management and oversight this may be able to offset future risk, however a hedging strategy will result in additional operating costs.

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

Investor advocacy groups, institutional investors, proxy advisory services, stockholders, government, regulators, employees, customers and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) practices of companies. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG practices fail to meet regulatory requirements or investor or other stakeholders' evolving expectations and standards for responsible business practices in numerous areas, including climate change and greenhouse gas emissions, environmental stewardship, support for communities where we operate, human and civil rights, director and employee diversity, human capital management, employee health and safety practices, product quality and safety, data security, supply chain management, regulatory compliance, corporate governance and transparency and employing ESG strategies within business operations, our brand, reputation and employee retention may be negatively impacted and customers and suppliers may be unwilling to do business with us. As we work to align our ESG practices with industry standards, we will be dealing with uncertainties and risks resulting from the forward-looking nature of many ESG issues, In addition, we will continue to expand our disclosures in these areas and doing so may result in additional costs and require additional resources to monitor, report, and comply with our various ESG practices. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, report on our ESG efforts or practices accurately, or satisfy the expectations of stakeholders, our reputation, business, financial performance and growth may be adversely impacted.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date
3.1.0	Articles of Incorporation	10-K	3.1	18-Mar-19
3.1.1	Certificate of Amendment to Articles of Incorporation dated December 10, 2014	10-Q	3.2	15-May-15
3.1.2	Certificate of Amendment to Articles of Incorporation dated September 15, 2015	10-Q	3.3	12-Nov-15
3.1.3	Certificate of Amendment to Articles of Incorporation dated August 18, 2017.	10-Q	3.4	9-Nov-18
3.1.4	Amendment to the Articles of Incorporation of Torchlight Energy Resources, Inc., dated June 14, 2021	8-K	3.1	16-Jun-21
3.1.5	Certificate of Amendment related to the Reverse Stock Split and Name Change, filed June 25, 2021	8-K	3.1	29-Jun-21
3.2.0	Certificate of Designation of Preferences, Rights and Limitations of Series B Special Voting Preferred Stock, dated June 14, 2021	8-K	3.3	16-Jun-21
3.5.0	Amended and Restated Bylaws	8-K	3.1	26-Oct-16
10.1	Purchase Agreement, dated September 11, 2023. by and between Meta Materials, Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.1	11-Sep-23
10.2	Registration Rights Agreement, dated September 11, 2023, between Meta Materials, Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.2	11-Sep-23
10.3	Loan Sale Agreement, dated as of August 7, 2023, by and between Meta Materials Inc. and Gregory McCabe.	10-Q	10.11	9-Aug-23
10.4	Purchase Agreement, dated September 8, 2023, by and between Meta Materials, Inc. and Gregory McCabe.	8-K	10.1	12-Sep-23
10.5	Registration Rights Agreement, dated September 8, 2023, by and between Meta Materials, Inc. and Gregory McCabe.	8-K	10.2	12-Sep-23
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed Herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed Herewith
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished Herewith
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished Herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.			Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed Herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			Filed Herewith

+

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the registrant under the

Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meta Materials Inc.

Dated: November 13, 2023	By:	/s/ Uzi Sasson
Uzi Sasson
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2023	By:	/s/ Ahmed Shebl
Ahmed Shebl
Chief Accounting Officer and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)