Form 10-K
period 2023-12-31
META MATERIALS INC.
filed 2024-03-28
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

WASHINGTON, DC 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2023, was $103,814,030.

The number of shares of Registrant’s common stock outstanding as of March 20, 2024 is 6,307,684 including the Exchangeable Shares of 368,118, as adjusted for the 1-for-100 reverse stock split on January 29, 2024.

Exchangeable Shares:

The exchangeable shares are shares of the share capital in Metamaterial Exchangeco Inc., a wholly-owned subsidiary of the Registrant (the "Exchangeable Shares"). The exchangeable shares are publicly traded on the Canadian Securities Exchange under the symbol MMAX. These shares are intended to provide substantially the same economic and voting rights as the Registrant’s common stock in which they may be exchanged. The Registrant also has issued and outstanding one share of Series B Special Voting Preferred Stock (the “Series B Special Voting Preferred Stock”). The Series B Special Voting Preferred Stock provides the mechanism for holders of exchangeable shares to be provided instructions to vote with the holders of the common stock. The holder of the Series B Special Voting Preferred Stock is entitled to one vote for each outstanding exchangeable share and generally votes together with the common stock on all matters on which holders of the common stock are entitled to vote. The Series B Special Voting Preferred Stock is subject to a voting trust arrangement. The trustee which holds the Series B Special Voting Preferred Stock is required to cast a number of votes equal to the number of then-outstanding exchangeable shares, but will only cast a number of votes equal to the number of exchangeable shares as to which it has received voting instructions from the owners of record of those exchangeable shares, other than the Registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K will be included in the definitive proxy statement to be filed by the Registrant in connection with the 2024 Annual Meeting of Stockholders (the "Proxy Statement") with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2023, provided that if such Proxy Statement is not filed within such period, the information called for by Part III of this Form 10-K will be provided in an amendment to this Form 10-K, which will be filed within such 120 day period.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, its business strategy and plans, and its objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," “potential," “expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Examples of forward-looking statements include, among others, statements regarding:

•
the development, improvement and performance of our products and technologies;
•
timing of future product launches;
•
applications for our products and technologies;
•
addressable market opportunities;
•
our joint ventures and partnerships;
•
our expectations relating to the development, implementation or effectiveness of our cybersecurity program;
•
our expectations relating to the payment of future dividends;
•
estimates of future costs and expenses, including with respect to research and development and the Realignment and Consolidation Plan (as defined below);
•
our ability to create value for our customers;
•
our revenues, future profitability, liquidity position or capital requirements;
•
future financing transactions or offerings; and
•
the effect of our recent management reorganization.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions that are difficult to predict and many of which are outside our control. Forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity and development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements in this Annual Report. Therefore, you should not rely on any of these forward-looking statements. The risks and uncertainties that could cause actual results to differ materially from estimated or projected results include, without limitation, the factors described in Part I, Item 1A, "Risk Factors" in this Annual Report and, from time to time, in our other filings we make with the Securities and Exchange Commission ("SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Any forward-looking statement made by us in this Annual Report is based only on information currently available to us and speaks only as of the date on which it is made. Except as required by law, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

Item 1. Business.

BUSINESS OVERVIEW

Meta Materials Inc. (also referred to herein as the “Company”, “META®”, “META” “we”, “us”, or “our”) is an advanced materials and nanotechnology company. We are developing materials that we believe can improve the performance and efficiency of many current products as well as allow new products to be developed that cannot otherwise be developed without such materials as noted in the examples below. We develop new products and technologies using innovative sustainable science. We have product concepts currently in various stages of development with multiple potential customers in diverse market verticals. Our business model is to co-develop innovative products or applications with industry leaders that add value. This approach enables us to understand market dynamics and ensure the relevance and need for our products. META® technology platforms enable global brands to develop new products to improve performance for customers in aerospace and defense, consumer electronics, 5G communications, batteries, authentication, automotive and clean energy. For example, our QUANTUM™ stripe anti-counterfeiting security features for currency display full color, motion, and 3-D depth from an ultrathin, single layer of aluminum, without using any inks or dyes. Our NANOWEB® EMI shielding can block harmful microwaves while admitting more than 95% of visible light, enabling a crystal-clear window on a microwave oven door. We currently have over 462 active patent documents, of which 346 patents have issued. Our patent portfolio is comprised of 124 patent families, of which 73 include at least one issued patent.

Our principal executive office is located at 60 Highfield Park Drive, Suite 102, Dartmouth, Nova Scotia, Canada.

META in the last decade has developed and acquired a portfolio of intellectual property. Our proprietary platform technology includes holography, lithography, electro-optics, wide-area motion imagery, nano-optics, battery materials, and medical wireless sensing. In 2021, we acquired the assets and IP which comprise our ARfusion® platform technology for smart, augmented reality (AR) prescription eyewear, and we added nano-optic security products with the acquisition of Nanotech Security Corp ("Nanotech"). In 2022, we acquired nanoporous ceramic battery separator technology and PLASMAfusion® high-speed vacuum coating capabilities. The underlying approach that powers our platform technologies comprises advanced materials, metamaterials and functional surfaces. These materials include structures that are patterned in ways that manipulate light, heat, and electromagnetic waves in unusual ways.

On June 6, 2023, our board of directors approved a revised operating plan (the "Realignment and Consolidation Plan") pursuant to which we have begun, but not yet completed, a process for increased focus on key applications with the greatest near-term revenue potential, and of realignment of our resources and structure for reduced operating expenses. Our focus applications include authentication, wide area motion imagery, battery materials, and transparent conductive films. As part of this plan, we are exploring alternatives for certain of our technologies including Holography, Wireless Sensing, and Radio Wave Imaging. These alternatives may include divesting, entering into a joint venture and/or curtailing our investments in these technologies.

Corporate Information

On December 14, 2020, we (formerly known as “Torchlight Energy Resources, Inc.” or “Torchlight”) and our subsidiaries, Metamaterial Exchangeco Inc. (formerly named 2798832 Ontario Inc., “Canco”) and 2798831 Ontario Inc. (“Callco”), entered into an arrangement agreement with Metamaterial Inc. (“MMI”), to acquire all of the outstanding common stock of MMI by way of a statutory plan of arrangement (the “Arrangement”). On June 25, 2021, we implemented a reverse stock split. On June 28, 2021, following the satisfaction of the closing conditions set forth in the arrangement agreement, the Arrangement was completed, and we changed our name from “Torchlight Energy Resources, Inc.” to “Meta Materials Inc.” and changed our trading symbol from “TRCH” to “MMAT”.

On June 28, 2021, and pursuant to the completion of the Arrangement, we began trading on the Nasdaq Capital Market under the symbol “MMAT” while MMI common stock was delisted from the Canadian Securities Exchange (“CSE”) and at the same time, Metamaterial Exchangeco Inc., a wholly-owned subsidiary of META, started trading under the symbol “MMAX” on the CSE. Certain previous stockholders of MMI elected to convert their common stock of MMI into exchangeable shares in Metamaterial Exchangeco Inc. These exchangeable shares, which can be converted into common stock of META at the option of the holder, are similar in substance to common shares of META and have been included in the determination of outstanding common shares of META. See Note 1, Corporate Information, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for more information.

On January 26, 2024, we filed a Certificate of Change (the “Certificate of Change”) with the Nevada Secretary of State to effect a reverse stock split of our common stock at a rate of 1-for-100 (the “Reverse Stock Split”), which became effective as of January 29, 2024 (the "Effective Time"). The Reverse Stock Split was approved by the board in accordance with Nevada law. The Reverse Stock Split did not have any impact on the par value of our common stock. Unless otherwise indicated, all issued and outstanding shares of common stock and all outstanding securities entitling their holders to purchase shares of our common stock or acquire shares of our common stock, including stock options, restricted stock units, and warrants, per share data, share prices and exercise prices, as required by the terms of those securities, were adjusted retroactively to reflect the Reverse Stock Split. See Note 1, Corporate Information, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for more information.

What is a Metamaterial?

Over the past 20 years, techniques for producing nanostructures have matured, resulting in a wide range of groundbreaking solutions that can control light, heat, and electromagnetic waves at very small scales. Some of the areas of advancement that have contributed to these techniques are photonic crystals, nanolithography, plasmonic phenomena, and nanoparticle manipulation. From these advances, a new branch of material science has emerged – metamaterials. Metamaterials are composite structures, consisting of conventional materials such as metals and plastics, which are engineered by scientists to exhibit new or enhanced properties relating to reflection, refraction, diffraction, filtering, conductance, and other properties that have the potential for multiple commercial applications.

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

Authentication: Nano-optic structures and color-shifting foils

During 2021 we acquired Nanotech, which specializes in designing, originating, recombining, and mass-producing nanotechnology-based films with applications for a wide variety of products and markets. META’s authentication business develops and produces nano-optic structures and color-shifting foils used in authentication and brand protection applications including banknotes, secure government documents, and commercial branding. Our nano-optic security technology platforms and products include:

•
QUANTUM™ stripe, the world’s first fully animated nano-optic banknote security product, delivers an unparalleled combination of movement, 3D stereoscopic depth, and multicolor effects in an ultrathin form factor, providing next-generation security and an engaging authentication experience. Limitless in design, the QUANTUM™ stripe is readily integrated into banknotes with industry-standard processes and equipment, providing an intuitive experience that is both easy to authenticate and difficult to replicate.
•
NANO™ protect security labels deliver a new brand protection solution through nano-optics. A unique combination of nano and micro-structures enables animated movement with always-on, structural colors. A sophisticated blend of the most advanced authentication optics in the market today, combined with security feature design expertise, enables a security feature with unique visual effects that is nearly impossible to replicate with other technologies. Manufactured without inks, pigments, or dyes, these labels are one of the most environmentally friendly solutions.
•
LiveOptik™, a patented visual technology that utilizes innovative nano-optics one-tenth the size of traditional holographic structures to create next-generation overt security features customized to our customers’ unique requirements. LiveOptik™ delivers multi-color, 3D depth, movement and image switches for secure brand protection stripes, threads and labels that are nearly impossible to replicate.
•
LumaChrome™ optical thin film security features are manufactured using precision engineered nanometer-thick layers of metals and ceramics to form filters designed to uniquely manipulate visible and non-visible light. This unique manipulation of light properties is used to create specialized security features in the form of threads, stripes, and patches that are applied to banknotes and other secure documents. By using sophisticated electron beam and sputtered deposition methods, META precisely controls the construction and inherent properties to provide custom color-shifting solutions. An individual looking at these threads, stripes and patches sees an obvious color shift (e.g. green to magenta) when the document or banknote is tilted or rotated.

VLEPSIS® wide area motion imagery (WAMI)

The VLEPSIS® platform, expected to be the world’s first commercially available multi-gigapixel WAMI system, provides large area video coverage of tens to a hundred square kilometers, with sufficient resolution to discern vehicles and people-sized objects. Onboard computer hardware and software allow for 50+ simultaneous live video streams throughout the observational area with AI-based multi-object tracking and DVR-like analytical capability. State-of-the-art optical sensors and processors coupled with AI-enabled software at the sensor edge support automation for independent and simultaneous users. Weighing less than 20 kilograms, the sensor system payload is small, light, and sufficiently low-powered to be deployed on helicopters, fixed-wing aircraft, and Group 3 UAS platforms.

VLEPSIS systems address multi-billion-dollar defense and commercial markets: intelligence, surveillance, and reconnaissance (ISR), and optical persistent surveillance. This airborne WAMI system supports multiple traditional security applications such as large-area surveillance, border monitoring, port security, and search and rescue. Moreover, the small size and relatively low price point will allow penetration of data-oriented commercial markets and applications like smart city sensing, autonomous traffic management, and novel consumer uses.

Holography technology

Our holographic techniques use two or more intersecting laser beams to directly write an interference pattern inside the volume of a light-sensitive photopolymer material in order to produce highly selective optical filters and complex holographic optical elements (HOEs). For some product lines that require large surface areas, this is combined with a proprietary scanning technique, where the laser beams are scanned, optically or mechanically, to directly write holographic gratings over large surface areas with high degree of accuracy. Our tunable laser sources allow us to write holographic gratings efficiently and with great flexibility while avoiding compromises on the optical function.

META has products in development that utilize its proprietary holography technology including HOEs operating at multiple wavelengths in the visible and near-infrared spectrum. HOEs are a core component in the displays of certain augmented reality smart glasses products, as well as (in their larger version) in Heads-Up Displays (“HUDs”), in automobiles and aircraft. META complements its holographic recording techniques with proprietary design software, and integration capabilities to offer device-ready holographic components for these applications. The holoOPTIX® family of flexible and rigid-substrate holographic notch filters is commercially available.

Additionally, our ARfusion® technology (acquired in 2021 from Swiss company Interglass Technology) combines precision cast lens fabrication tools with functional metamaterials and volume holograms, to provide AR wearable developers with a platform for seamlessly integrating smart technologies into thin lightweight prescription glasses. To achieve widespread commercial adoption and ultimately become as ubiquitous as smartphones, AR glasses must be comfortable, affordable, natural-looking, and easy to use. A successful solution needs to achieve the delivery of high-quality images in a fashionable, compact form factor that does not compromise on ophthalmic function or add excess weight. This means that the smart technologies (displays, filters, active dimming) are ideally embedded within a rugged, cast prescription lens. Our in-house developed design software is tuned to the ARfusion® process and together with our holography technology and cast-lens fabrication tools enables the conversion of customer HOE designs into semi-finished ophthalmic lenses with embedded RGB and near-IR HOEs under one roof.

In a traditional cast plastic lens, up to 80% of the original lens blank material is wasted as the prescription is ground into the blank. With the same amount of material, ARfusion® can produce several optimized semi-finished lenses. In a standard thermal process, curing of semi-finished lens blanks for up to 50 hours requires much more energy and process time compared to the UV-curable materials and associated processes used by ARfusion®.

Lithography technology

Metamaterial Technologies USA Inc. ("MTI US"), our wholly-owned subsidiary in the United States, spearheads our operations in the specialized field of lithography. This versatile technology, while traditionally pivotal in the production of integrated circuits, serves as the backbone of our broader applications, including the creation of advanced materials like transparent conductive films. Lithography involves using a light-sensitive polymer, exposed, and developed to craft three-dimensional relief images on various substrates. Moving beyond conventional silicon wafer processing – traditionally limited to 12 inches in diameter – we leverage META’s proprietary design and manufacturing techniques to explore the full potential of our technology across diverse applications.

Key product family: NANOWEB® Transparent Conductive Film

NANOWEB® transparent conductive film is our cutting-edge, leading product in lithography technology . It features a finely patterned conductive metal mesh, invisible to the naked eye, and is applicable on any transparent glass or plastic surface. With its exceptional transparency, high conductivity, and minimal haze, NANOWEB® represents a significant advancement in the transparent conductive film industry.

We are progressing four applications of NANOWEB®films from the development stage towards preproduction:

•
Transparent Heating Solutions: NANOWEB® films are optimized for transparent heating applications to de-ice and de-fog, currently advancing toward the preproduction phase.
•
Transparent EMI Shielding: NANOWEB® films are utilized to provide transparent electromagnetic interference (EMI) shielding.
•
Transparent Antennas: NANOWEB® films enable the seamless integration of antennas into automotive windshields and rooftops.
•
Mobile Phone Signal Enhancement: NANOWEB® reflector films are aimed at improving 5G connectivity.

To scale the production of NANOWEB® films, we developed our proprietary Rolling Mask Lithography (RML®) technique, which combines the best features of photolithography, soft lithography, and roll-to-plate/roll-to-roll printing technologies. In September 2023, we embarked on a strategic collaboration with Panasonic Industry, a wholly-owned subsidiary of Panasonic Holdings Corporation. This partnership concentrates on delivering next-generation transparent conductive materials by combining META’s patented NANOWEB® designs with Panasonic Industry's proprietary process technology. The joint effort aims to enhance the production volume of

NANOWEB® films and accelerate the growth of the transparent conductive film market, offering new applications for the automotive and consumer electronics industries.

The master patterns designed for our production processes contribute to an ever-growing library of patterns, enriching our intellectual property portfolio and underscoring our commitment to innovation in lithography technology. As we transition several NANOWEB® applications into the preproduction phase, our focus remains on expanding the possibilities of lithography into new and exciting domains.

Wireless sensing and radio wave imaging technology

Our Wireless Sensing platform uses multiwavelength sensing technology, i.e. optical and radio frequency (RF) transmitters and receivers to collect and measure a variety of biological information enabling non-invasive and safe medical diagnostics. The platform requires the ability to cancel reflections (anti-reflection) from the skin to reduce the natural impedance the skin provides to such signals and increase the Signal-to-Noise Ratio (“SNR”) of certain diagnostic instruments used in conjunction with the platform. This reflection-cancelling requirement is satisfied using our proprietary metamaterial films that employ patterned designs, printed on metal-dielectric structures on flexible substrates that act as anti-reflection (impedance-matching) coatings when placed over the human skin in combination with medical diagnostic modalities, such as MRI, ultrasound systems, non-invasive glucometers, etc.

During 2023, we developed a new prototype for the glucoWISE® non-invasive glucose monitoring technology that was tested in pre-clinical human studies. The prototype combines infrared and RF sensors, along with anti-reflection metamaterial film, to boost accuracy. The prototype implements state-of-the-art robustness software and hardware features to ensure glucose sensing repeatability and stability over time.

We recently consolidated the operations of the medical business unit. There is substantial technology in the medical diagnostics devices space for which the company is seeking interested parties who are active in this space who would be interested to explore the technology and possibly further develop it (particularly non-invasive glucose monitoring, MRI imaging, and stroke & breast cancer screening).

Battery materials

We acquired the assets and IP of Optodot Corporation, a developer of advanced materials technologies in June 2022, and we began focusing on developing and licensing ceramic separator technology for lithium-ion batteries. The separator is a critical component for battery performance and safety. Ceramic coated plastic separators (CCS) are widely used today. They are prone to failure at high temperatures, leading to battery fires thus aggravating a tenuous safety profile as energy density and battery size increase. Our next-generation NPORE® separator is the world’s first flexible, free-standing ceramic nanoporous membrane separator for lithium-ion batteries. NPORE® separators eliminate the use of plastic substrate, provide superior functionality and outstanding heat resistance for current and next generation lithium-ion batteries. NPORE® all-ceramic separators (CSP) offer increased safety and performance by eliminating the plastic layer entirely, and exhibit less than 1% heat shrinkage at temperatures up to 200 degrees C. Our third generation electrode coated separators (ECS) combine what are presently two discrete functions in lithium-ion batteries and offer a simpler, faster, lower-cost assembly process compatible with current and future battery chemistries (silicon anode, lithium metal, and solid state).

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

Additionally, electric vehicle (EV) consumers desire increased range and fast charging to get back on the road quickly. Storing more energy relative to weight and volume and accepting higher charge rates increase the requirements for material performance, stability, and safety. Wider EV adoption will require improved material utilization along the supply chain for critical materials such as copper.

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

High-speed coating

PLASMAfusion®is a first-of-its-kind, patented manufacturing platform technology developed by our Oxford, UK-based Plasma App Ltd, a wholly owned subsidiary which was acquired during 2022. PLASMAfusion® enables high speed coating of any solid material on any substrate. It uniquely enables doping, multilayering, or mixing of materials in vacuum with controlled stoichiometry distribution within the deposited film at low substrate temperature.

We expect to apply PLASMAfusion® initially to the production of NCORETM polymer metal composite current collectors for lithium-ion batteries. Later, we may apply it to the metallization step in our roll-to-roll production process for NANOWEB® films. This is expected to significantly accelerate line speed and increase annual capacity. Large-scale and efficient metallization is a critical step for volume production of NANOWEB® films and many other high-volume potential applications such as lithium-ion battery components.

Large-scale metallization is expected to leverage capital in equipment investment and substantially reduce cost per square meter of output. META intends to continue to industrialize and scale up PLASMAfusion®deposition and additionally, PLASMAfusion® technology will be available for licensing and co-development for strategic partners.

PLASMAfusion® deposition creates unprecedented new high-performance nanocomposites in real time by using multiple, time-sequenced targets. We believe this is a unique process enabler, likely to facilitate META’s entry into multiple high-growth markets. High energy beam deposition of materials, at low temperature, without solvents and other toxic chemicals, promises highly sustainable, breakthrough performance. Compared to traditional coating technologies, we estimate PLASMAfusion® deposition is approximately 60x more energy efficient compared to Plasma Laser Deposition (PLD) and 8x more efficient compared to Magnetron Sputtering to produce each 100nm of coating on each square cm area of the substrate, while also offering higher adhesion, deposition rates, and overall coating uniformity.

PLASMAfusion® deposition enables design of surfaces and a path to industrial surface manufacturing for a variety of applications including batteries, semiconductors and metamaterials, printed circuit boards and protective optical coatings.

Customers

Our customers are original equipment manufacturer (“OEM”) providers in multiple industries including aerospace, automotive, consumer electronics, communications, energy, banknote and brand security, surveillance, and medical devices. We organize our development and support efforts around these different vertical markets to better position us to effectively penetrate these markets and to develop products specific to the needs of these OEM customers.

Marketing and Sales

We operate under a Business-to-Business model. Our marketing and sales functions are organized to support and grow this operating model. We utilize a combination of field-based and in-house selling resources to promote and sell our standard off-the-shelf products and a vertical market-focused Business Development group to develop and support long-term customer relationships in the vertical market of interest. Our marketing efforts are focused on technical education of our customer base regarding our products, support of a presence at trade shows and industry events and routine production of collateral materials to support our sales and business development efforts throughout the year.

Manufacturing

We employ a hybrid model for manufacturing our high-performance functional materials and nanocomposites.

We provide research-scale production of our products in-house to our customers in the lithography and holography business areas. We have current capacity in our Thurso facility to produce 7.5 million square meters per year of our banknote security and brand security product at commercial scale and we are expanding this capacity. In certain instances where volume warrants, we will make available on a license basis, our equipment and proprietary processes to our customers or to third-party contractors to produce our products for their needs.

We are constantly improving and investing in our manufacturing capabilities and the associated quality control and resource planning infrastructure. We hold ISO9001 certification for our Thurso facility.

Research and Development

We operate in a rapidly evolving industry subject to significant technological change and new product introductions and enhancements. We believe that our continued commitment to research and development is a critical element of our ability to introduce new and enhanced products and technologies. In 2023, we invested 37% of our operating expenses, excluding non-cash impairment losses on goodwill and long-term assets, stock-based compensation expenses and depreciation and amortization expenses, in our research and development efforts and these activities are integral to maintaining and enhancing our competitive position. We also increasingly seek to deploy our resources to solve fundamental challenges that are both common to, and provide competitive advantage across, our high-performance functional materials and nanocomposites.

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

Intellectual Property

During 2022, we significantly expanded our patent and trademark portfolios in a wide range of applications including holography, lithography, wireless sensing technology, nano-optic structures as well as battery safety, battery separator technology, and high-speed coating capabilities. We added more than 10 patent documents from the Plasma App acquisition, and 101 patent documents from the Optodot acquisition. In 2023, as part of the strategic restructuring, new patent filings were coupled with prioritizing selected high-value, revenue-generating IP. We currently have over 462 active patent documents, of which 346 patents have been issued. Our patent portfolio is comprised of 124 patent families, of which 73 include at least one issued patent. We believe that our combination of patents, trademarks, and trade secrets provides us with an important competitive advantage, marketing benefits, and licensing revenue opportunities.

Regulation

We are subject to significant regulation by local, state, federal and international laws in all jurisdictions in which we operate. Compliance with these requirements can be costly and time-consuming. We believe that our operations, products, services, and actions substantially comply with applicable regulations in all jurisdictions. However, the risk of non-compliance cannot be eliminated and therefore there is no assurance that future costs related to these regulations will not be incurred. There is also the possibility that regulations will be retroactively applied, interpreted, or applied differently to our operations, products, services, and actions which will require significant time and resources.

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

Human Capital Resources

As of February 28, 2024, we had 103 employees. Approximately 90% of our employees are located in Canada and the United States. Of the total workforce, 59 employees are involved in research and development; 13 employees are involved in operations, manufacturing, service and quality assurance; and 31 employees are involved in sales and marketing, information technology, general management and other administrative functions.

Available Information

Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports and proxy and information statements are accessible free of charge on our website at www.metamaterial.com as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The reference to our company website does not constitute incorporation by reference of the information contained at the site.

Business Combinations

Plasma App Ltd acquisition

On April 1, 2022, we completed the purchase of 100% of the issued and outstanding shares of Plasma App Ltd. ("PAL"). PAL is the developer of PLASMAfusion® deposition, a proprietary manufacturing platform technology, which enables high-speed coating of any solid material on any type of substrate. PAL’s team is located at the Rutherford Appleton Laboratories in Oxford, UK.

We issued an aggregate of 96,774 shares of our common stock to PAL's stockholders at closing, representing a number of shares of common stock equal to $18,000,000 divided by $186.00 (the volume weighted average price for the ten trading days ending on March 31, 2022), with an additional deferral of common stock equal to $2,000,000 divided by $186.00 to be issued subject to satisfaction of certain claims and warranties.

Optodot acquisition

We completed an asset purchase agreement with Optodot Corporation (“Optodot”) on June 22, 2022. Optodot, based in Devens, Massachusetts, USA, is a developer of advanced materials technologies for the battery and other industries.

The consideration transferred included the following: A cash payment of $3.5 million as well as unrestricted common stock equal to $37.5 million divided by our common stock's daily volume weighted average trading price per share on the Nasdaq Capital Market for a period of twenty trading days ending on June 21, 2022 and restricted common stock, subject to milestones as set forth in the Purchase Agreement, equal to $7.5 million divided by the daily volume weighted average trading price per share of our common stock on the Nasdaq Capital Market for the consecutive period of twenty trading days ending on June 21, 2022.

Item 1A. Risk Factors.

The following factors could materially affect our business, financial condition or results of operations and should be carefully considered in evaluating us and our business, in addition to other information presented elsewhere in this report.

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that could materially harm our business, operating results and/or financial condition, impair our future prospects or cause the price of our common stock to decline. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below after the summary of risk factors and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC before making an investment decision regarding our common stock.

Risks Related to the Realignment and Consolidation Plan

•
Uncertainty in realizing the expected benefits from or successfully completing the Realignment and Consolidation Plan, which may require a substantial portion of the time and attention of our management, may affect our ability to mitigate going concern risk and have an adverse effect on our business and results of operations.
•
We may undergo changes in organizational culture and employee morale, transformations in customer and partner relationships, and potential operational disturbances as a result of our Realignment and Consolidation Plan, each of which could adversely affect our overall business performance and stakeholder satisfaction levels.
•
A potential divestiture of certain applications under the Realignment and Consolidation Plan may require a recalibration of our business model, potentially affecting our market positioning and competitiveness. We may also face challenges in realizing an adequate return on prior investments.

Risks Related to Our Business

•
Continuous operational losses and negative cash flows raise doubts about our ability to continue as a going concern.
•
Limited operational history makes it difficult to predict our future operating results.
•
We will require additional capital to support business growth, and this capital might not be available on acceptable terms.
•
We do not have sufficient authorized shares of common stock available for issuance, which limits our ability to secure financing which may cause us to be unable to continue operations.
•
Possible future needs for funding through debt financing may necessitate a significant amount of cash, and there may not be sufficient cash flow from our business to repay our debts.
•
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
•
Our revenues and financial stability are dependent on securing and maintaining OEM customers and system integrators and achieving design wins in an evolving market.
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
•
Our insurance coverage strategy and programs may not be adequate to cover all risks and resulting liabilities to which we may be subjected.
•
Tax risks across various jurisdictions and new tax laws or liabilities could significantly impact our business.

Risks Related to Intellectual Property

•
If we fail to protect our intellectual property rights and our confidential information, our business could be adversely affected.
•
Our intellectual property revenues are uncertain and unpredictable in timing and amount.
•
We may become involved in material legal proceedings in the future to enforce or protect our intellectual property rights.
•
Our technologies may infringe on the intellectual property rights of others, which could lead to costly disputes or disruptions.

Risks Related to Industry Adoption of Our Products

•
We cannot provide assurance that markets will accept our various products at the expected market penetration rates.
•
Slower than forecasted market acceptance of Lithography-related products, partially in the automotive market, may have a material adverse effect on our financial position.
•
If products incorporating our technologies are used in defective products, we may be subject to product liability or other claims.
•
We participate in markets that are subject to rapid technological change and require significant research and development expenses to develop and maintain products that can achieve market acceptance.

Risks Related to Facilities and Human Resources

•
We may incur claims relating to our use, manufacture, handling, storage or disposal of hazardous materials.
•
Our failure to comply with export control, environmental and climate-related laws and regulations, or the inability to timely obtain requisite approvals necessary for the conduct of our business, such as fab land and construction approvals, could harm our business and operational results or subject us to potentially significant legal liability.
•
We are highly dependent on the continued service and availability of key management personnel, and failure to successfully execute personnel transitions and succession planning could harm our Company.
•
Our future success depends on our ability to attract and retain highly qualified personnel.
•
We face the risk that our stockholders do not approve the equity compensation plans designed for our employees.
•
Our results of operations could be adversely affected by labor shortages, turnover, labor cost increases and inflation.

Risks Related to Legal Matters

•
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business and which could adversely affect our business.
•
We and former executive officers have received “Wells Notices” from the SEC staff recommending that the SEC bring enforcement actions against us and the former executive officers which could have a material adverse effect on our business.

Risks Related to Our Common Stock

•
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
•
The market price of our common stock has been and may continue to be volatile.
•
We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.
•
Anti-takeover provisions in our articles of incorporation and bylaws and provisions in Nevada law might discourage, delay, or prevent a change of control of us or changes in our management and, therefore, depress the trading price of our securities.

Risks Related to the Realignment and Consolidation Plan

There is no assurance that we will be able to realize the expected benefits from or complete the Realignment and Consolidation Plan, which may affect our ability to mitigate going concern risk.

Our ability to continue as a going concern is dependent upon our ability to implement the Realignment and Consolidation Plan and to generate sufficient liquidity from the plan to meet our obligations and operating needs. As these plans and actions are complex, unforeseen factors could result in expected savings and benefits being delayed or not realized to the full extent planned (if at all), and our operations and business may be disrupted, which likely would adversely affect our financial condition, operating results and cash flow. These factors, together with our recurring losses from operations and accumulated deficit, create substantial doubt about our ability to continue as a going concern. See Note 24 in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for more information on the Realignment and Consolidation Plan and the risks related thereto.

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

A potential divestiture of certain assets under the Realignment and Consolidation Plan may require a recalibration of our business model, potentially affecting our market positioning and competitiveness. We may also face challenges in realizing an adequate return.

If we elect to divest certain technology assets of our business pursuant to the Realignment and Consolidation Plan, such divestiture could compel a reevaluation and modification of our existing business model. This would demand a comprehensive reassessment of our operational methodologies and market engagement strategies to maintain a resilient and competitive posture within the industry. The potential divestiture could markedly recalibrate our market position, influencing external perceptions pertaining to our products and services among consumers and industry counterparts. A failure to adeptly navigate and adapt to these consequential modifications may compromise our capacity to flourish and sustain relevance in a perpetually evolving market environment. In addition, the process of divesting assets carries an inherent risk of market fluctuations and economic uncertainties that undermine the value we expect to realize.

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

We will seek to obtain additional capital through the issuance of debt or equity financing or other arrangements to fund operations; however, there can be no assurance we will be able to raise needed capital under acceptable terms, or at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in our ability to raise capital, we believe that there is substantial doubt as to our ability to continue as a going concern.

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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations for the foreseeable future. We have incurred net losses of $398.2 million, including $282.2 million of goodwill impairment and $65.6 million of non-cash impairment loss on long-term assets, and $79.1 million for the twelve months ended December 31, 2023 and 2022, respectively. As a result of these losses, as of December 31, 2023, we had an accumulated deficit of $609.0 million. Despite the reduction in our general and administrative, sales and marketing, research and development expenses due to the implementation of the Realignment and Consolidation Plan, our net losses may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.

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

In addition, any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders. Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuance of incentive awards under equity employee incentive plans, which may have a further dilutive effect. As of March 20, 2024, our closing stock price is $1.97, with a market capitalization of $13.2 million. This situation notably constrains our ability to attractively raise funds through equity. The low share price and market cap may limit our appeal to investors and restrict our capacity to raise significant capital through the sale of equity without substantial dilution to our existing stockholders.

Further, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely impact our financial condition.

We do not have sufficient authorized shares of common stock available for issuance, which limits our ability to secure financing which may cause us to be unable to continue operations.

Since inception, our cash requirements have been met primarily from the proceeds derived from the sale of our securities. As of the date of this report, we have issued substantially all of our unreserved authorized shares of common stock. We are scheduled to hold a Special Meeting of Stockholders on April 15, 2024, to seek stockholder approval for an increase in our authorized shares of common stock. If the stockholders do not approve such proposal at the Special Meeting, we will not have sufficient shares of common stock authorized available and unreserved, which would adversely impact our ability to pursue opportunities in which shares of our common stock could be issued that our board may determine would otherwise be in the best interest of the Company and our stockholders, including financing and strategic transaction opportunities. Failure to obtain financing through the issuance of our securities, including our common stock, may cause us to be unable to continue our operations or execute our business plans.

We may need to raise funds through debt financing in the future, which may require a significant amount of cash to pay interest or repay principal, and we may not have sufficient cash flow from our business to pay our indebtedness.

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
•
limit our flexibility in planning for, or reacting to, changes in our business and industry;
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

When we hired the Vlepsis team in March 2022, we adopted the Vlepsis Business Profit Sharing Plan whereby at March 29th from 2023 to 2029, we are to calculate the profits from the Vlepsis business and then share 50% of such profits, if any, with certain of the Vlepsis employees. We have not yet had any profits from this business, but if we ever do, then this obligation to share such profits will impact our return on investment in VLEPSIS® technology and require more time to recoup our expenses and show a return. This may materially impact our ability to show an overall profit for the Company or delay overall profitability of the Company, and your investment in the Company may be impacted.

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

Our future success will depend in part on our ability to generate sales of our products as well as generate development revenue. Current and potential customers may have substantial investment in, and know-how related to our technologies. Customers may be reluctant to change from incumbent suppliers or cease using their own solutions, or our products may miss the design and procurement cycles of our customers. Many target markets have historically been slow to adopt new technologies. These markets often require long testing and qualification periods or lengthy government approval processes before admitting new suppliers or adopting new technologies. The introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate efforts with those suppliers to achieve increased production volume rapidly. If we are unable to implement this strategy to develop new applications and end markets for products or develop new products, the business, financial condition, results of operations and growth prospects could be materially adversely affected. In addition, any newly developed or enhanced products may not achieve market acceptance or may be rendered obsolete or less competitive by the introduction of new products by other companies.

For example, we are currently developing VLEPSIS® technology, a ground-breaking, multiple-gigapixel, turnkey wide area motion imagery system, which tracks and monitors hundreds of objects/locations simultaneously, in stunning detail and resolution. It is set to launch in fiscal 2024. If we are unable to deliver products that meet our customers’ expectations, our business, financial condition, results of operations, and cash flows will be adversely affected.

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

The time from initiation of design to volume production of new products often takes 18 months or longer. We first work with customers to achieve a design win, which may take 12 months or longer. Our customers then complete the design, testing and evaluation process and begin to ramp up production, a period that may last an additional nine months or longer. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenues, if any, from volume purchasing of our products by our customers.

We may experience delays in providing sufficient product for future testing of our products due to ongoing supply chain limitations.

Our contract manufacturing organizations may experience an inability to manufacture and produce sufficient quantities of our products as we progress through our regulatory testing and/or approval. Should this happen, we may not be able to provide sufficient quantities of our products, which could delay our ability to bring products to market. Such a delay would cause us to use more capital than currently planned, which may have a material adverse effect on our projected timing of product launches and financials.

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a‑15(f). Our internal control over financial reporting is a process designed by and under the supervision of our management, including our Chief Executive Officer, and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. As previously disclosed, our management, under the supervision and with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, and, based on this evaluation, concluded that internal control over financial reporting was not effective as of December 31, 2022, due to material weaknesses in internal control over financial reporting. As of December 31, 2023, such material weaknesses had not yet been fully remediated.

Remediation efforts place a significant burden on our management and add increased pressure on our financial reporting resources and processes (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 9A of this Annual Report for more information regarding such remediation efforts). If we are unable to successfully remediate these material weaknesses in a timely manner, or if any additional material weaknesses in our internal control over disclosure or financial reporting are identified, the accuracy of our financial reporting and our ability to timely file with the SEC may be adversely impacted. In addition, if our remedial efforts are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls occur in the future, we could be required to restate our financial statements, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weaknesses or deficiencies, subject us to regulatory investigations and penalties, harm our reputation, and cause a decline in investor confidence or otherwise cause a decline in our stock price.

If we are unable to maintain effective disclosure controls and procedures, our business, financial position and results of operations could be adversely affected.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management has concluded that a material weakness in our internal control over financial reporting exists at December 31, 2022. Management has further concluded that this material weakness resulted in our disclosure controls and procedures not being effective as of December 31, 2022. We concluded that such material weakness had not been fully remediated as of December 31, 2023. Please see Item 4 of Part I, Controls and Procedures, for more information about the material weakness that we identified.

Impairment of our goodwill, other intangible assets and other long-term assets could materially and adversely affect our business and operating results.

During the three months ended June 30, 2023, we determined that a triggering event occurred as a result of a sustained decline in our market capitalization; therefore, we performed an interim impairment test for our reporting unit. As a result of the interim impairment testing, we recognized goodwill impairment charges of $282.2 million in the three months ended June 30, 2023. Following our impairment analysis of other intangible assets and long-term assets for the fourth quarter ended December 31, 2023, we identified indicators of impairment for certain asset groups. Consequently, we recognized an impairment loss of $65.6 million on long-term assets based on the results of this impairment testing.

Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from our intangible assets and other long-term assets; therefore, we may be required to recognize additional impairment charges. Any impairment charges could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge. We cannot provide assurances that we will not in the future be required to recognize impairment charges. Please see Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Goodwill, of this Annual Report, Note 9, Intangible Assets and Goodwill, and Note 24, Realignment and Consolidation Plan, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for more information.

Our revenues and financial stability are highly dependent on securing and maintaining OEM customers and system integrators and achieving design wins in an evolving market.

Our revenues depend on our ability to maintain and secure new OEM customers and system integrators, crucial for incorporating our products into their systems. The successful integration and sales of these systems are essential for our financial outcomes. Challenges such as limited marketing resources, reluctance in research and development investment by these partners, and the development of competitive products by our OEM customers and others could adversely affect demand for our products, impacting our revenues and financial performance. Additionally, our financial success is intertwined with our products being designed into our customers’ products at the design stage. The commercial success of these designs, the possibility of customers manufacturing these designs in significant quantities, and the risk of our products being replaced in future redesigns or by competitors’ components underscore the precarious nature of our revenue streams. The dynamic nature of product development and design competitions presents further uncertainties, with new generations of customer products not necessarily resulting in design wins for us, which could lead to reduced revenues and profitability. The combined effect of these factors underscores the critical importance of our relationship with OEM customers and system integrators in securing design wins and achieving commercial success, which are pivotal for our sustained revenue growth and financial stability.

Our revenues may be concentrated in a few customers, and if we lose any of these customers, or if these customers do not pay us, our revenues could be materially adversely affected.

We rely on a few customers for a significant portion of our revenues. For the year ended December 31, 2023, revenue from two customers, each of which individually represented more than 10% of the total revenue, accounted for $6.8 million or 85.1% of total revenue.

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
•
anticipating evolving customer and market needs;
•
market acceptance of our products and those of our customers; and
•
breadth of product line.

In addition, our competitors or customers may offer new products based on new technologies, industry standards, and end-user or customer requirements, including products that have the potential to replace our products or provide lower-cost or higher-performance alternatives to our products. The introduction of new products by our competitors or customers could render our existing and future products obsolete or unmarketable.

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
•
the potential loss of key employees of the acquired companies;
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

We believe that semiconductor components are subject to shorter product life cycles, because of technological change, consumer preferences, trendiness and other factors, than other types of products sold by our customers. Shorter product life cycles result in more frequent design competitions for the inclusion of semiconductors in next-generation consumer products, which may not result in design wins for us. Shorter product life cycles may lead to more frequent circumstances where sales of our existing products are reduced or ended.

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

We manufacture our products in facilities that are owned and operated by us, as well as in external wafer foundries and subcontract assembly facilities. For various reasons, such as contamination in the manufacturing environment, defects in the masks used in the facilities and manufacturing equipment failures, we could experience a decrease in manufacturing yields. Additionally, if we increase our manufacturing output, the additional demands placed on existing equipment and personnel, or the addition of new equipment or personnel may lead to a decrease in manufacturing yields. As a result, we may not be able to cost-effectively expand our production capacity in a timely manner.

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

We typically plan our production and inventory levels based on our expectations for customer demand. Actual customer demand, however, can be highly unpredictable and can fluctuate significantly. In response to anticipated long lead times to obtain inventory and materials, we order materials and production in advance of customer demand. This advance ordering and production may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize.

Our international operations expose us to material risks.

For the years ended December 31, 2023 and 2022, we maintain significant business operations outside of the United States, especially in Canada. Some of the risks inherent in doing business internationally are:

•
foreign currency fluctuations, particularly in the Canadian Dollar;
•
longer payment cycles;
•
challenges in collecting accounts receivable;
•
changes in the laws, regulations or policies of the countries in which we manufacture or sell our products;
•
trade restrictions, tariffs, customs, sanctions, embargoes and other barriers to importing/exporting materials and products in a cost-effective and timely manner, or changes in applicable tariffs or customs rules;
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

We are exposed to the risk that our employees, consultants, and other commercial partners and business associates may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless, or negligent conduct or other unauthorized activities that violate various regulations (both domestic and foreign), including those laws requiring the reporting of true, complete, and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws, and regulations in the United States and internationally or laws that require the true, complete, and accurate reporting of financial information or data. In particular, sales, marketing, and business arrangements are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. It is not always possible to identify and deter misconduct by our employees, consultants, and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal, and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of operations, any of which could adversely affect our business, financial condition and results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees and reputational harm, and divert the attention of management in defending ourselves against any of these claims or investigations.

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

Our current and proposed operations are subject to a variety of laws, regulations and guidelines relating to production, the conduct of operations, transportation, storage, health and safety and the protection of the environment. These laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations.

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

National government agencies routinely audit and investigate government contractors and can decrease or withhold certain payments when they deem systems subject to their review to be inadequate. Additionally, any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, penalties, fines and suspension, or prohibition from doing business with such governments. In addition, we could suffer serious reputational harm if allegations of impropriety were made against it. Any such imposition of penalties, or the loss of such government contracts, could materially adversely affect our business, financial condition, results of operations and growth prospects.

We are subject to the Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws, as well as governmental export and import controls, all of which could subject us to liability or impair our ability to compete in international markets.

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act (the "FCPA"), and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. These laws generally prohibit companies and their employees and third-party business partners, representatives and agents from engaging in corruption and bribery, including offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a government official or commercial party in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with government officials, including potentially officials of non-U.S. governments.

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

The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies, and software. We must export our products in compliance with U.S. export controls and we may not always be successful in obtaining necessary export licenses. Our failure to obtain the required import or export approval for our products or limitations on our ability to export or sell our products imposed by these laws may harm our international and domestic revenues. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm.

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

Our insurance coverage strategy and programs may not be adequate to cover all risks and resulting liabilities to which we may be subjected.

We will require insurance coverage for numerous risks related to our business, including our current and future litigations. Although our management believes that the events and amounts of liability covered by our insurance policies are reasonable, taking into account the risks relevant to our business, and the fact that agreements with users contain limitations of liability, there can be no assurance that such coverage will be available or sufficient to cover claims to which we may become subject. If insurance coverage is unavailable or insufficient to cover any such claims, our financial resources, results of operations and prospects could be adversely affected. For example, in connection to the aforementioned SEC investigation, we have submitted a settlement offer to the SEC that we will pay a civil money penalty in an amount of $1.0 million in four (4) installments over the period of one (1) year. However, we cannot predict whether or when the Proposed SEC Settlement will be approved, and a possible monetary penalty may exceed the insured limit which will adversely affect our financial condition and cash flows.

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

As of December 31, 2023, a valuation allowance has been recorded against our deferred tax assets that are more likely than not to be realized in the U.S. federal and state tax jurisdictions. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income. We continue to assess the realizability of our deferred tax assets in the future. Future adjustments in our valuation allowance may be required, which may have a material impact on our quarterly and annual operating results.

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

We launched our first product, a laser glare protection eyewear named metaAIR®, in March 2019, with a primary focus on the aviation market. We co-developed this product with Airbus through a strategic partnership. Airbus further extended its support by introducing us to Satair, an Airbus-owned company, which became the global distribution partner for metaAIR® to the aviation market. Since 2016, Airbus and Satair have invested a total of $2,000,000 for the product development and exclusive distribution rights to metaAIR®.

Nevertheless, there can be no assurance that the aviation market will accept the metaAIR® product at the expected market penetration rates and a slower than forecasted market acceptance may have a material adverse effect on the demand for our Holography laser glare protection related products and our financial position.

Slower than forecasted market acceptance of Lithography related products, partially in the automotive market, may have a material adverse effect on our financial position.

Our NANOWEB® applications have not yet reached the required manufacturing scale to enable us to address the volume demands of a number of our target vertical markets. We currently have only our first pilot scale, 300mm wide, roll-to-roll line, and we will need to add additional capacity and wider substrates to support our target applications. Broader sales and production are expected to be launched in two to three years’ time after successful completion of automotive and other vertical market product qualifications and product introductions. We believe that the automotive market is a strategic high growth opportunity; however, despite our close collaboration with automotive partners, there can be no assurance that the automotive market will accept the NANOWEB® product at the expected market penetration rates and a slower than forecasted market acceptance may have a material adverse effect on Lithography de-icing/de-fogging, transparent antenna and other related products and our financial position.

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
•
product obsolescence.

We operate in a rapidly evolving industry subject to significant technological change and new product introductions and enhancements. Our future performance depends in part on the successful development, introduction and market acceptance of new and enhanced products that anticipate and address these changes and current and potential customer requirements. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release, or if there is any delay in development or introduction of our new products or enhancements of our products, our business and financial conditions, results of operations, and growth prospects would be materially adversely affected. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties.

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

Because we engage in manufacturing activities in multiple jurisdictions and conduct business with our customers located worldwide, such activities are subject to a myriad of governmental regulations. Our failure to comply with any such laws or regulations, as amended from time to time, and our failure to comply with any information and document sharing requests from the relevant authorities in a timely manner could result in:

•
Significant penalties and legal liabilities, such as the denial of import or export permits or third-party private lawsuits, criminal or administrative proceedings;

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
•
Loss of tax benefits, including termination of current tax incentives, disqualification of tax credit applications and repayment of the tax benefits that we are not entitled to; and
•
Damages to our goodwill and reputation.

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

Our success depends upon our ability to retain highly skilled technical, managerial, marketing and finance personnel, and, to a significant extent, upon the efforts and abilities of our senior management. The resignation or departure of key personnel could adversely affect our business, financial condition, and operations. These individuals play crucial roles in our strategic decision-making, day-to-day operations and financial management. Their departure may lead to uncertainties, loss of expertise, and potential disruptions in our business continuity. Additionally, attracting and retaining qualified replacements for such key positions may be challenging, and any delays or difficulties in finding suitable successors could further impact our operations. If we lose the services of or fail to recruit key management personnel, we may not be able to successfully implement our business strategy and our business could be harmed.

We have experienced significant changes in our senior management during 2023. In addition, we executed a significant management reorganization in 2023 that we believe will support the future growth of the Company. These or other changes in key management could create uncertainty among our employees, suppliers and other business partners and are resulting in changes to the strategic direction of our business, any of which could have a material adverse effect on us. If our management team is not successful in executing our strategy, our operating results and prospects for future growth may be adversely impacted. Failure to effectively identify, develop and retain other key personnel, recruit high-quality candidates and ensure smooth management and personnel transitions could also disrupt our business and adversely affect our results.

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

We face the risk that our stockholders do not approve an increase in the aggregate number of shares that may be subject to awards under the 2021 Equity Incentive Plan (the "additional Pool").

Equity compensation is vital for our ability to attract, motivate, and retain highly skilled personnel in a competitive market. These plans serve not only as a key element of our compensation strategy but also help in aligning the interests of our employees with those of our stockholders by providing them with a stake in the Company's success. As of February 29, 2024, we have less than 150,000 shares available to be issued to our employees and service providers under the 2021 Equity Incentive Plan.

If our stockholders do not approve the additional Pool, we may not be able to offer competitive compensation packages. This limitation could significantly hinder our capability to attract and retain essential talent, which is crucial for our innovation, operational efficiency, and growth. Equity participation is often viewed as a critical aspect of compensation by potential employees and leaders. Without the option to offer such incentives, we may struggle to recruit and keep qualified individuals in key positions. This challenge could negatively influence our competitive standing, operational performance, and prospects for growth.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. We cannot predict the outcome of these proceedings or provide an estimate of potential damage, if any. We believe that the claims in the securities class actions are without merit and intend to defend against them vigorously. Regardless, failure by us to obtain a favorable resolution of the claims set forth in the complaints could require us to pay damage awards or otherwise enter into settlement arrangements for which our insurance coverage may be insufficient. Any such damage awards or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if plaintiffs’ claims are not successful, defending against class action litigation is expensive and could divert management’s attention and resources, all of which could have a material adverse effect on our financial condition and operations, operating results and financial condition and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult for us to finance our operations in the future. See Note 27, Commitments and Contingencies, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for more information regarding our legal proceedings.

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

We have made an offer of settlement to the Staff of the SEC’s Division of Enforcement (the “Proposed SEC Settlement”) to resolve the matter. The Proposed SEC Settlement is subject to approval by the SEC Commissioners. We cannot predict whether or when the Proposed SEC Settlement will be approved. If the Commissioners approve the Proposed SEC Settlement, the Commission will enter a cease-and-desist order (the “Order”) in connection with certain antifraud, reporting, books and records, and internal accounting control provisions of the securities laws. Under the terms of the Proposed SEC Settlement, we would neither admit nor deny the findings in the Order. If approved, in connection with the Proposed SEC Settlement, we will pay a civil money penalty in an amount of $1.0 million in four (4) installments over the period of one (1) year pursuant to an agreed upon payment plan. We recorded the $1.0 million in Accruals and other payables in the audited Consolidated Balance Sheet as of December 31, 2023.

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

We also have outstanding as of December 31, 2023, 1,974,280 warrants to purchase 1,974,280 shares of our common stock at a weighted average exercise price of $23.66 per share. These warrants include 828,070 warrants issued in the April 2023 registered direct offering with an exercise price of $37.50 per share which is subsequently reduced to $7.60 per share based on the down round provision in the case of a Share Combination Event or a Dilutive Issuance as described in more detail in Note 11, Capital Stock, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. The down round provision of the warrants issued in April 2023 allows the warrants holder to obtain our common stock with a lower price, which may cause significant dilution to existing stockholders, and otherwise have a material adverse effect on us. The warrants outstanding as of December 31, 2023 also include 750,000 warrants issued in the December 2023 registered direct offering with an exercise price of $9.50 per share. 1,195,020 warrants are eligible for exercise as of December 31, 2023. Further, we issued warrants to purchase up to an aggregate of 850,000 shares of Common Stock in a registered direct offering in February 2024 (the “February 2024 Offering”) which is exercisable at a price of $3.91 per share any time on or after the date of the issuance of the warrants.

On September 11, 2023, we entered into a purchase agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we will have the right, but not the obligation, to sell to Lincoln Park up to $50 million of our common stock over a term of 30 months, subject to shares being available for issuance under our articles of incorporation, which currently are not available. Any sale of shares to Lincoln Park pursuant to the terms of the purchase agreement will have a dilutive effect on the existing stockholders, including the voting power and economic rights of the existing stockholders.

Further, additional capital will be needed in the future to continue our planned operations, including commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, contingent upon receiving stockholder approval for an increase in authorized shares, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. Additional issuances and sales of our common stock, including shares of our common stock available for issuance to our employees, directors and consultants, or a perception that such shares will be sold in the public market, could result in additional dilution and the trading price of our common stock could decline.

If we fail to continue to meet the listing standards of Nasdaq, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock is listed on The Nasdaq Capital Market, and in order to maintain that listing, we must satisfy applicable Nasdaq continued listing requirements. The inability to comply with applicable listing requirements or standards of The Nasdaq Stock Market LLC (“Nasdaq”) could result in the delisting of our common stock, which could have a material adverse effect on our financial condition and could cause the value of our common stock to decline. Delisting of our common stock could also adversely affect our ability to raise additional financing, could significantly affect the ability of our investors to trade our securities and could negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees and fewer business development opportunities.

On March 20, 2023, we received a notification letter from Nasdaq notifying us that, because the closing bid price for our common stock was below $1.00 per share for 30 consecutive trading days, we were not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided 180 calendar days, or until September 18, 2023, to regain compliance with the Minimum Bid Price Requirement. On September 19, 2023, Nasdaq further notified the Company we were eligible for an additional 180 calendar day period, or until March 18, 2024, to regain compliance.

Further, on November 27, 2023, we received a notification letter from Nasdaq notifying us that our Common Stock had a closing bid price of $0.10 or less for ten consecutive trading days and that, consistent with Nasdaq Listing Rule 5810(c)(3)(A)(iii), the staff of Nasdaq had determined to delist the Common Stock from The Nasdaq Capital Market, subject to the request of a hearing. On November 28, 2023, we timely submitted a request for a hearing before the Nasdaq Hearings Panel to appeal the delisting determination, which was granted by the Nasdaq Hearings Panel and a hearing was originally scheduled to occur on March 21, 2024 (subsequently changed to February 22, 2024).

On February 12, 2024, we received a letter from Nasdaq notifying us that we had regained compliance with the Minimum Bid Price Requirement, and consequently, the previously scheduled hearing was cancelled by the Nasdaq Hearings Panel. We are currently in full compliance with Nasdaq listing requirements.

Additionally, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of market value of our common stock in which case, our common stock could be delisted. As noted above, if our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease. There is no assurance we will maintain compliance with Nasdaq listing requirements in the future.

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

The trading price of our common stock has been and is likely to continue to be volatile. The trading price of our common stock since June 28, 2021 (the date of completion of the Arrangement) up to December 31, 2023, has ranged from a high of $997.00 to a low of $2.64 (as adjusted for the January 2024 Reverse Stock Split). Factors that have caused, and could continue to cause, fluctuations in the trading price of our common stock include, but are not limited to, the following:

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

The stock market in general, and market prices for the securities of similar companies in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance, which might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In several recent situations when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and materially adversely affect our results of operations. We currently have ongoing lawsuits. See Part 1, Item 3, "Legal Proceedings" in this Annual Report and Note 27, Commitments and Contingencies, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for more information regarding these lawsuits and the SEC’s investigation.

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

As of December 31, 2023, we are a “smaller reporting company” under applicable U.S. securities regulations. A smaller reporting company is a company that, as of the last business day of its most recently completed second fiscal quarter, has (i) an aggregate market value of the company’s voting stock held by non-affiliates, or public float, of less than $250 million or (ii) less than $100 million in revenue and less than $700 million in public float. In addition, as a smaller reporting company, we are able to provide simplified executive compensation disclosures in our filings and have certain other reduced disclosure obligations in our SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Reduced disclosure in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

We have not paid cash dividends in the past and have no immediate plans to pay cash dividends.

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

A majority of our revenues are denominated in U.S. dollars which are recognized in the entity located outside of the United States whereas most of cost of revenue and operating expenses incurred in our foreign subsidiaries are denominated in foreign currencies, resulting in a considerable exposure to the volatility of foreign currency exchange rates. Recent events in the global financial markets have been coupled with increased volatility in the currency markets. Fluctuations in the exchange rate between the U.S. dollar, the Canadian dollar and the British Pound may have a material adverse effect on our business, financial condition, and operating results. We may, in the future, establish a program to hedge a portion of our foreign currency exposure with the objective of minimizing the impact of adverse foreign currency exchange movements. With appropriate risk management and oversight this may be able to offset future risk, however a hedging strategy will result in additional operating costs.

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

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part II, Item 7 of this Annual Report). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

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

Certain investor advocacy groups, institutional investors, proxy advisory services, stockholders, government, regulators, employees, customers and other stakeholders remain focused on environmental, social and governance (“ESG”) practices of companies. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues. If our ESG practices fail to meet regulatory requirements or investor or other stakeholders' evolving expectations and standards for responsible business practices in numerous areas, including climate change and greenhouse gas emissions, environmental stewardship, support for communities where we operate, human and civil rights, director and employee diversity, human capital management, employee health and safety practices, product quality and safety, data security, supply chain management, regulatory compliance, corporate governance and transparency and employing ESG strategies within business operations, our brand, reputation and employee retention may be negatively impacted and customers and suppliers may be unwilling to do business with us. As we work to align our ESG practices with industry standards, we will be dealing with uncertainties and risks resulting from the forward-looking nature of many ESG issues, In addition, we will continue to expand our disclosures in these areas and doing so may result in additional costs and require additional resources to monitor, report, and comply with our various ESG practices. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, report on our ESG efforts or practices accurately, or satisfy the expectations of stakeholders, our reputation, business, financial performance and growth may be adversely impacted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Our information security program is still in its early developmental stages and an ongoing process. As a smaller organization, we are actively refining our information security program to more effectively address cybersecurity risks and threats. Our primary objective is to improve our ability to effectively identify, protect against, detect, and respond to potential cyber threats across all aspects of our operations.

To strengthen the defenses of our information systems, we have already implemented foundational controls that secure our customers’ and employees’ data and data relating to our intellectual property, We are also currently developing and deploying other various security tools and measures. These include internal reporting mechanisms and frameworks, monitoring systems, and certain third-party programs and solutions, including penetration testing with third-party security firms.

Furthermore, we are in the initial stages of developing our policies and processes for managing third-party risks. While we expect our partners to maintain appropriate security measures, we are actively working with our partners to improve alignment of their security protocols with our expectations and policies. We plan to introduce a risk assessment process to continuously monitor and remain vigilant against potential vulnerabilities. In preparation, we have completed the first draft of our IT risk management framework. This sets the stage for adopting a widely accepted risk quantification model, which will be done in alignment with our business readiness. The model will help us to prioritize cybersecurity risks and guide the development of our security controls.

As of the date of this Annual Report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Governance

Overseeing our cybersecurity efforts and guiding our security initiatives is our Chief Information Officer, who brings over 25 years of experience in leadership roles managing cybersecurity and large-scale IT environments across both private and public sectors. Additionally, our team members involved in the security program are acquiring the necessary skills and knowledge to address emerging cybersecurity challenges.

Item 2. Properties.

Our principal executive office is located at 60 Highfield Park Drive, Suite 102, Dartmouth, Nova Scotia, Canada.

Our principal facilities include the following:

Location	Lease expiration		Approximate size (sqft)	Primary functions
Highfield Park, Dartmouth, Nova Scotia	August 31, 2031		68,000	Administration, Research and Development, and Production
Pleasanton, California	September 30, 2026		19,506	Research and Development
London, United Kingdom	October 19, 2027		742	Research and Development
London, United Kingdom	December 12, 2024	(1)	2,500	Research and Development
Burnaby, British Columbia	April 30, 2025		7,860	Administration and Research and Development
Thurso, Quebec	Owned		105,000	Production and Research and Development
Maroussi, Athens	October 31, 2031		15,457	Research and Development
Oxford, United Kingdom	June 30, 2023		1,065	Research and Development
Columbia, Maryland	June 30, 2034		11,642	Research and Development and Production
Billerica, Massachusetts	March 31, 2028		12,655	Research and Development and Production

(1) The lease was terminated without penalty on January 12, 2024.

Item 3. Legal Proceedings.

See Note 27, Commitments and Contingencies, Legal Matters, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is quoted on the Nasdaq under the symbol, “MMAT”. As of December 31, 2023, we had outstanding common shares of 5,659,438 which includes 368,118 Exchangeable Shares held by certain stockholders in Canada and which are traded on the Canadian Securities Exchange ("CSE") under the symbol "MMAX", and that are exchangeable for shares of MMAT on a 1-for-1 basis.

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

Holders of Record

As of March 8, 2024, there were 181 holders of record of the Company's common stock listed on Nasdaq. The majority of our common stock is held by brokers and other institutions on behalf of stockholders; accordingly, we are unable to estimate the total number of beneficial owners of our common stock.

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

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

There were no unregistered securities issued by us during the fiscal year 2023 not previously reported on a Form 8-K or Form 10-Q.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with its Consolidated Financial Statements and related notes, each included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in or implied by these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.

This Annual Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend for our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by any other companies.

OVERVIEW

Meta Materials Inc. is an advanced materials and nanotechnology company. We are developing materials that we believe can improve the performance and efficiency of many current products as well as allow new products to be developed that cannot otherwise be developed without such materials. We enable our potential customers across a range of industries - consumer electronics, 5G communications, healthcare, aerospace, automotive, and clean energy - to deliver improved products to their customers. Our principal executive office is located at 60 Highfield Park Drive, Suite 102, Dartmouth, Nova Scotia, Canada.

During the year ended December 31, 2023, we have begun to implement a plan aimed at reducing our operating expenses and focusing on key applications which represent the greatest near-term revenue potential. We are focusing on NCORE™ and NPORE® which provide a solution for safer, lighter, and more sustainable batteries, expansion of our production capacity in our banknote and brand security lines, the commercial launch of QUANTUM™ stripe product, development of NANOWEB® transparent conductive film, and our VLEPSIS® multi-gigapixel, wide area motion imagery system. For more information regarding our business, see Part I, Item I, Business, of this Annual Report.

Recent Developments

Reverse stock split

On January 29, 2024, we effected a reverse stock split of our common stock at a rate of 1-for-100. The Reverse Stock Split was approved by the board in accordance with Nevada law. The Reverse Stock Split did not have any impact on the par value of our common stock. Unless otherwise indicated, all issued and outstanding shares of common stock and all outstanding securities entitling their holders to purchase shares of our common stock or acquire shares of our common stock, including stock options, restricted stock units, and warrants, per share data, share prices and exercise prices, as required by the terms of those securities, were adjusted retroactively to reflect the Reverse Stock Split.

SEC investigation

In September 2021, we received a subpoena from the SEC in a matter captioned In the Matter of Torchlight Energy Resources, Inc. On July 20, 2023, the enforcement staff of the SEC provided us and our former officers with Wells Notices relating to the investigation. The Wells Notices state that the SEC staff has made a preliminary determination to recommend that the SEC file a civil enforcement action against the recipients alleging violations of certain provisions of the U.S. federal securities laws.

In response, we proposed a settlement, subject to SEC Commissioners' approval, which includes a $1.0 million penalty to be paid in installments over a year. This settlement does not involve admitting or denying the allegations. See Risk Factors in this Annual Report concerning SEC Investigation and Note 26, Commitments and Contingencies, Legal Matters, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further information.

Nasdaq minimum bid price compliance

On March 20, 2023, we were notified by Nasdaq of our failure to meet the minimum bid price criterion due to our common stock's closing bid price falling below $1.00 for 30 consecutive trading days. We were initially granted a 180-day compliance window, which was subsequently extended for another 180 days until March 18, 2024. Further, on November 27, 2023, a notification from Nasdaq indicated an intention to delist the Company's common stock due to its closing bid price being $0.10 or less for ten consecutive trading days. We promptly appealed this determination, leading to a hearing schedule revision by the Nasdaq Hearings Panel. On February 12, 2024, following our implementation of the 1-for-100 Reverse Stock Split, we were informed of our regained compliance with the

Minimum Bid Price Requirement, eliminating the need for a hearing and affirming our status in compliance with Nasdaq listing standards. See Risk Factors in this Annual Report concerning Nasdaq listing standard compliance.

April 2023 offering

On April 14, 2023, we entered into an underwriting agreement with Ladenburg Thalmann & Co. Inc. and A.G.P/ Alliance Global Partners, or the underwriters, relating to our public offering of (i) 833,334 shares of our common stock, par value $0.001 and (ii) warrants to purchase up to an aggregate of 833,334 shares of our common stock. The combined price to the public in the offering for each share of common stock and accompanying warrant was $30.00. After deducting underwriting discounts and commissions and the offering expenses payable by us, the net proceeds were $22.1 million. Each warrant was immediately exercisable at a price of $37.50 per share, and subject to a down round provision that requires the exercise price to be adjusted if we sell shares of common stock below the current exercise price. See Note 11, Capital Stock, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further information.

Termination of ATM agreement

As previously reported, we entered into a sales agreement (the "ATM Agreement") with Ladenburg Thalmann & Co. Inc. ("Ladenburg") on February 10, 2023. The ATM Agreement was related to the offering of up to $100,000,000 of our common stock under the ATM Program. By written notice dated September 5, 2023, Ladenburg terminated its participation as Sales Agent under the ATM Agreement, and accordingly the ATM Agreement was terminated.

LPC purchase agreement

On September 11, 2023, we entered into a Purchase Agreement with Lincoln Park which allows us to sell up to $50,000,000 of our common stock to Lincoln Park over 30 months until March 2026 ("LPC Purchase Agreement"). We have the right, but not the obligation, to require Lincoln Park to purchase our common stock, with the number of shares and the timing of these transactions being at our discretion, in accordance with the agreement's terms, provided that the closing sale price per-share of our common stock is above $10.00.

For consideration for entering into the LPC Purchase Agreement, and being obligated to fund up to $50,000,000, we agreed to pay $500,000 to Lincoln Park as an initial commitment fee and we are obligated to pay an additional commitment fee of $500,000 to Lincoln Park as further described in the LPC Purchase Agreement.

During the year ended December 31, 2023, we sold a total of 105,000 shares of our common stock under the LPC Purchase Agreement at a weighted average price of $18.69 per share, generating proceeds of $2.0 million. We recorded $1.1 million of issuance costs as a reduction to equity as of December 31, 2023. As of the date of this Annual Report, the price of our common stock does not satisfy the minimum price condition stipulated in the LPC Purchase Agreement, precluding us from issuing and selling additional shares under the LPC Purchase agreement. See Note 11, Capital Stock, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further information.

December 2023 offering

On December 6, 2023, we completed a registered direct offering with certain institutional and accredited investors ("December 2023 Offering"). Under this offering, we issued and sold 750,000 shares of our common stock alongside warrants to purchase up to an additional 750,000 shares of common stock. The shares and accompanying warrants were sold at a combined price of $8.00. The offering closed on December 6, 2023, with net proceeds of $5.4 million after deducting placement agent fees and other offering expenses.

Furthermore, in connection with the December 2023 Offering, on December 4, 2023, we entered into amendments (the "June 2022 Warrant Amendment") of certain warrants issued on June 28, 2022 (the "June 2022 Warrant"), representing an aggregate of 259,259 shares of common stock. Pursuant to the June 2022 Warrants Amendment (i) the exercise price per share was reduced to $9.50, (ii) the Initial Exercise Date (as defined in the June 2022 Warrants) was amended to be (a) immediately with respect to an aggregate of 230,000 Warrant Shares (as defined in the June 2022 Warrants) underlying the June 2022 Warrants, and (b) six months after the amendment with respect to an aggregate of 29,259 Warrant Shares underlying the June 2022 Warrants, and (iii) the Termination Date (as defined in the June 2022 Warrants) was amended to be (a) the five-year anniversary after the amendment, with respect to an aggregate of 230,000 Warrant Shares underlying the June 2022 Warrants, and (b) the five-year anniversary of the Initial Exercise Date, as amended, with respect to an aggregate of 29,259 Warrant Shares underlying the June 2022 Warrants. For further information regarding December 2023 Offering, see Note 11, Capital Stock, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Sale of Next Bridge Notes Receivable

On August 7, 2023, a Loan Sale Agreement was entered with Gregory McCabe, under which we sold all rights and interests in the loans from Next Bridge Hydrocarbons Inc. ("Next Bridge" and "Next Bridge Notes Receivable", respectively), which was previously a wholly-owned subsidiary of META, for $6.0 million in cash. Concurrently, we entered into a Stock Purchase Agreement ("SPA") in which Mr. McCabe agreed to buy $6.0 million of our common stock beginning on September 1, 2023, in monthly amounts of $250,000 for the first six months and in monthly amounts of $500,000 for the next nine months thereafter, at a price per share equal to 120% of the 5-day Volume-Weighted Average Price ("VWAP") on the trading day preceding the date of each such purchase.

On January 21, 2024, we entered into a settlement agreement (the "Release Agreement") with Mr. McCabe, pursuant to which we and Mr. McCabe agreed to terminate the SPA. See Note 28, Subsequent Event, and Note 5, Notes Receivable, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further details.

February 2024 offering

On February 21, 2024, we completed a registered direct offering with an institutional investor of (i) 600,000 shares of our common stock, (ii) pre-funded warrants to purchase up to 250,000 shares of common stock (the “Pre-Funded Warrants”), and (iii) warrants to purchase up to an aggregate of 850,000 shares of common stock (the “February 2024 Warrants”). Each share of common stock and Pre-Funded Warrant was offered and sold together with an accompanying February 2024 Warrant at a combined price of $4.04 per share of common stock or $4.039 per Pre-Funded Warrant, as applicable.

In connection with the February 2024 Offering, we received net proceeds of approximately $3.0 million, after deducting placement agent fees and estimated offering expenses payable by us.

On February 19, 2024, in connection with, and as a condition to, the February 2024 Offering, we executed a letter agreement (the "Letter Agreement") with the institutional investor participating in the February 2024 Offering. Under this agreement, we consented to modify certain terms of the June 2022 Warrants and the December 2023 Warrants (defined in Note 11, Capital Stock, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report) held by the investor. See Note 28, Subsequent Event, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further details.

Board of directors and other management changes

During the year ended December 31, 2023, we experienced a number of changes in both board membership and senior management positions which have been disclosed in Form 8-Ks.

Realignment and Consolidation Plan

On June 6, 2023, our board of directors approved the Realignment and Consolidation Plan pursuant to which we have begun, but not yet completed, the process of realigning our corporate structure aimed at reducing our operating expenses and focusing on key applications which represent the greatest near-term revenue potential. These applications include authentication, wide area motion imagery, battery materials, and transparent conductive films. This strategic initiative is designed to adapt to changing market conditions, enhance efficiency, and reduce our cash burn rate. As part of this plan, we are exploring alternatives for certain of our technologies including Holography Technology and Wireless Sensing and Radio Wave Imaging Technology. These alternatives may include a divestiture, entering into a joint venture and/or curtailing our investment in these technologies.

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

Total restructuring expenses of $3.9 million, which included employee termination costs and severance benefits and contract termination costs, were recorded during the year ended December 31, 2023. Prior to implementing the Realignment and Consolidation Plan, our average monthly cash burn rate was $5.7 million. By the end of the fiscal year on December 31, 2023, after enforcing strict payment controls, this rate was reduced to $2.3 million, representing a decrease of approximately 60%. It is important to note that we expect our monthly expenditures to increase to the range of $3.5 million to $4.0 million as we return to a regular payment schedule as well as upon obtaining financing sufficient to sustain this activity, and may potentially exceed this range when we intensify investments in our core business operations to drive growth.

During the fourth quarter ending December 31, 2023, we identified indicators of impairment associated with certain technology asset groups. This identification was based on our ongoing evaluation of asset utility and alignment with strategic investment priorities, consideration for current year performance relative to expectations, in particular for the period subsequent to the Realignment and Consolidation Plan, as well as our updated assessment of the future cash flow generation from these asset groups. As a result of this assessment, all asset groups were subject to impairment testing other than the asset group related to Authentication technology. Additionally, lease-related assets intended for subletting were classified as single asset groups because the offices were vacated for subleasing as of December 31, 2023. In aggregate, we recognized a non-cash charge of $65.5 million to write down the identified asset groups to estimated fair value. The impairment of these assets does not signify management’s departure from our core technologies or management’s devaluation of the inherent innovations provided by the recent acquisitions. Instead, it reflects a strategic and financial analysis aimed at navigating a challenging economic environment, to facilitate the sustainable growth of our company. This impairment should be understood as part of a broader strategy to align our resource allocation with the most promising opportunities for value creation, in response to competitive pressures and our current financial priorities.

Known Trends and Uncertainties

Impact from the Realignment and Consolidation Plan

With the implementation of the Realignment and Consolidation Plan, we anticipate achieving substantial cost savings and a lower cash burn rate that will positively support our sustainable growth. However, we recorded total restructuring costs of $3.9 million during fiscal 2023, excluding non-recurring, non-cash charges such as impairment of long-term assets, which will reduce any benefits from the implementation of the Realignment and Consolidation Plan.

Capital reallocation and core business expansion

In line with our strategic refocusing, we are shifting capital toward the core-business units that are expected to contribute to near-term cash flow, while simultaneously scaling back investments in non-core areas. This reallocation underscores our commitment to optimizing resource distribution, prioritizing the expansion and advancement of infrastructure integral to our core market offerings, which we believe are positioned to support our liquidity profile. This includes new facilities in Maryland for Electro-Optics and Infra-Red development and in Massachusetts for the Battery Materials development. These activities require capital investments and increased overhead for leased facilities in future. Further, R&D expense related to our core business is expected to increase as a result of expanding operations of our core business. The timing of new customer programs and revenues associated with these expansions is uncertain and we may require additional financing to support the related cash consumption.

Inflation

Inflation in North America, with respect to labor costs and transportation costs in particular, could elevate our costs of hiring new team members and cause increases in our labor costs for existing team members. In addition, rising transportation costs are likely to increase our costs for shipping our products and the costs associated with our material purchases.

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

NANOWEB® capacity

Our NANOWEB® products have not yet reached the required manufacturing scale to enable us to address the volume demands of a number of our target vertical markets. We must either design, develop and procure additional internal capacity to produce NANOWEB® films in higher volume and larger formats or identify outsourced suppliers capable of producing our designs. During the year ended December 31, 2023, we have engaged in a strategic partnership with Panasonic Industry to enhance the production volume of NANOWEB® films and accelerate the growth of the transparent conductive film market, offering new applications for the automotive and consumer electronics industries.

Foreign currency fluctuation risk

As we continue to expand our business globally, we presently have currency exposure arising from both sales and purchases denominated in foreign currencies. We currently do not utilize derivative financial instruments, forward contracts, or any other financial instruments designed to hedge against potential fluctuations in foreign currency exchange rates. Fluctuations in the value of currencies, such as Canadian Dollar, British Pound and Euro against the US Dollar could adversely impact our revenue and operating and labor costs. In addition, items included in the financial statements of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”) while our reporting currency is the US Dollar. As such, our financial results and positions are exposed to changes in exchange rates between the US Dollar and the Canadian Dollar, the British Pound, and the Euro. For the year ended December 31, 2023, approximately 48.1% of operating expenses, excluding goodwill impairment and impairment on long-term assets, were recorded in our entities whose functional currency is other than the US Dollar and approximately 42.1% of cash and cash equivalents, 100% of property, plant, and equipment, net, 40.7% of trade payables and 16.6% of accrual and other payables were recorded in such entities whose functional currency is other than the US Dollar as of December 31, 2023.

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

Licensing revenue

Our licensing revenue is currently derived from per-unit royalty agreements. We record per unit royalty revenue in the same period in which the licensee’s underlying production occurs based on the usage or production reports obtained from the licensees. When such reports are not available during a given quarter within the time frame that allows us to adequately review the reports and include the actual amounts in the quarterly results for such quarter, we accrue the related revenue based on estimates of the licensees’ underlying production or usage.

Cost of sales

Cost of sales consists of direct material used in production, depreciation expenses of machinery and equipment used in production, salaries and benefits relating to the production staff, and other overhead costs allocated to production.

	Year ended December 31,
	2023	2022	Change
	$	$	$	%
Product sales	$117,354	$1,211,746	$(1,094,392)	-90%
Development revenue	7,223,141	8,650,545	(1,427,404)	-17%
Licensing revenue	625,151	337,876	287,275	85%
Total Revenue	7,965,646	10,200,167	(2,234,521)	-22%
Cost of sales (exclusive of items shown separately below)	2,900,290	2,426,488	473,802	20%
Depreciation and amortization included in cost of sales	39,329	65,234	(25,905)	-40%
Stock-based compensation included in cost of sales	334,645	544,468	(209,823)	-39%
Gross profit	$4,691,382	$7,163,977	$(2,472,595)	-35%
Gross profit percentage	59%	70%	-11%

Product sales

The decrease in product sales of $1.1 million for the year ended December 31, 2023, as compared to the same period of 2022, was primarily due to a decrease in sales orders related to our nanoimprint-lithography revenue - banknotes applications. Sales orders in 2022 were higher than historical volumes, particularly for our LumaChrome product line.

Development revenue

The decrease in development revenue for the year ended December 31, 2023 of $1.4 million, compared to the year ended December 31, 2022, was mainly due to our nanoimprint-lithography revenue - banknotes applications during 2023. A decrease of approximately $2.9 million in nanoimprint-lithography revenue - banknote applications in fiscal 2023 was partially offset by $1.1 million in revenue recognized from a joint development agreement (the "JDA") with a global battery maker and a $0.4 million increase in other customers. We derive a significant portion of our revenue from contract services with a confidential G10 central bank. In 2021, we acquired Nanotech which had a development contract for up to $41.5 million over a period of up to five years. As of December 31, 2023, we have received $22.7 million of purchase orders under the development contract. These contract services incorporate both nano-optic and optical thin film technologies and are focused on developing authentication features for future banknotes. The timing of the recognition of our development revenues is highly dependent on milestones reached within this contract.

Licensing revenue

The increase in licensing revenue for the year ended December 31, 2023, of $0.3 million, compared to the year ended December 31, 2022, was mainly due to a $0.2 million increase in licensing revenue from certain customers related to Nanotech and a $0.1 million increase in licensing revenue from our battery technologies.

Cost of sales

The increase in cost of sales for the year ended December 31, 2023, of $0.5 million, compared to the year ended December 31, 2022, was mainly due to additional direct labor costs associated with the JDA with a global battery maker which was slightly offset by a reduction in overhead allocations related to our nanoimprint-lithography revenue - banknotes applications.

Gross profit

The decrease in gross profit for the year ended December 31, 2023, of $2.5 million, compared to the year ended December 31, 2022, was mainly due to our decreased revenue from product sales and contract services with a confidential G10 central bank during 2023.

Depreciation & amortization expense in Cost of sales

For the year ended December 31, 2023, as compared to the same period of 2022, depreciation and amortization expense decreased by an insignificant amount.

Stock-based compensation expense in Cost of sales

For the year ended December 31, 2023, as compared to the same period of 2022, stock-based compensation expense decreased by $0.2 million. The decrease was mainly due to less equity-based awards granted during 2023 and a significant increase in forfeitures of equity-based awards in fiscal 2023 as a result of the Realignment and Consolidation Plan.

Operating Expenses

	Year ended December 31,
	2023	2022	Change
	$	$	$	%
Sales & marketing	$4,346,226	$5,679,113	$(1,332,887)	-23%
General & administrative	25,151,098	45,413,948	(20,262,850)	-45%
Research & development	19,206,128	16,508,417	2,697,711	16%
Depreciation & amortization expense	13,483,380	9,207,453	4,275,927	46%
Stock-based compensation expense	(298,528)	13,619,729	(13,918,257)	-102%
Restructuring expense	3,883,706	—	3,883,706	*
Impairment of long-lived assets	65,580,140	—	65,580,140	*
Goodwill impairment	282,173,053	—	282,173,053	*
Total operating expenses	$413,525,203	$90,428,660	$323,096,543	357%
* Not meaningful.

Sales & marketing

The decrease in sales & marketing expenses for the year ended December 31, 2023, of $1.3 million, compared to the year ended December 31, 2022, was mainly due to a $0.9 million decrease in bonus expense due to reversal of bonus accrual from 2022. The remaining decrease of $0.4 million was due to decreases in advertising and promotion costs including a reduction in trade show expenses.

General & administrative

The decrease in general & administrative expenses for the year ended December 31, 2023 of $20.3 million, compared to the year ended December 31, 2022, was primarily due to a $14.4 million decrease in professional fees due to decreased legal costs associated with the SEC investigation, the related lawsuits, and acquisition costs, a $3.5 million decrease in salaries and benefits due to a decreased headcount as a result of the Realignment and Consolidation Plan, a $2.1 million decrease in bonus expense due to a reversal of bonus accrual in 2023, a $1.0 million decrease in rent and utilities and travel related expenses, and a $0.4 million decrease in IT related expenses, partially offset by a $0.6 million increase in inventory write-off charges, a $0.3 million increase in directors fees, and a $0.2 million increase in insurance premiums.

Research & development

The increase in research & development expenses for the year ended December 31, 2023 of $2.7 million, compared to the year ended December 31, 2022, was primarily due to a $2.7 million increase in salaries and benefits due to increased headcount as a result of expansion in facilities and laboratories in late 2022 through early 2023, the acquisitions of PAL and Optodot in Q2 2022, a $1.1 million increase in rent and utilities due to lease expansion in different R&D facilities in the USA and UK, a $0.1 million increase in IP related expenses, and a $0.7 million increase in R&D materials, partially offset by a $1.2 million decrease in bonus expense due to a reversal of bonus accrual in 2023, a $0.5 million decrease in travel and other costs, and a $0.1 million decrease in consulting expense.

Depreciation & amortization expense in Operating expenses

For the year ended December 31, 2023, as compared to the same period of 2022, depreciation and amortization expenses increased by $2.9 million and $1.3 million, respectively. The increase in depreciation was mainly due to the completion of leasehold improvements at Highfield resulting in the onset of depreciation of the asset in Q1 2023. The increase in amortization was primarily due to intangible assets acquired in Q2 2022 as part of the PAL and Optodot acquisitions.

Stock-based compensation expense in Operating expenses

For the year ended December 31, 2023, as compared to the same period of 2022, stock-based compensation expenses decreased by $13.9 million. The decrease was mainly due to less equity-based awards granted during the year ended December 31, 2023 compared to 2022, and a significant increase in forfeitures of equity-based awards in fiscal 2023 as a result of the Realignment and Consolidation Plan.

Restructuring expense

For the year ended December 31, 2023, we recorded $3.9 million of restructuring expenses in relation to the Realignment and Consolidation Plan. There were no such expenses during the year ended December 31, 2022.

Impairment of long-lived assets

For the year ended December 31, 2023, we recognized non-cash impairment charges totaling $65.6 million. These charges are related to the impairment of $26.5 million of property, plant and equipment, $6.9 million of ROU assets and $32.2 million related to patents acquired through the PAL and Optodot acquisitions. The impairment was based on our ongoing evaluation of asset utility and alignment with strategic investment priorities, consideration for current year performance relative to expectations, in particular for the period subsequent to the Realignment and Consolidation Plan, as well as our updated assessment of the future cash flow generation from these asset groups. See Note 24 in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for more information.

Goodwill impairment

For the year ended December 31, 2023, we recorded $282.2 million of goodwill impairment as a result of a sustained decline in our market capitalization. Based on a quantitative interim goodwill impairment test performed at June 30, 2023, we concluded that the carrying value of the reporting unit was higher than its estimated fair value, which was determined using the market valuation method.

This resulted in the impairment of the entire carrying value of goodwill as of June 30, 2023. There was no goodwill impairment recognized during the year ended December 31, 2022.

Other Income (Expense), net

	Year ended December 31,
	2023	2022	Change
	$	$	$	%
Interest expense, net	$(378,657)	$(174,234)	$(204,423)	117%
Realized gain (loss) on foreign exchange, net	(368,522)	35,791	(404,313)	-1130%
Unrealized gain (loss) on foreign exchange, net	1,992,445	(2,090,238)	4,082,683	-195%
Gain on deconsolidation of wholly-owned subsidiary	—	3,990,737	(3,990,737)	-100%
Gain on sale of Next Bridge Notes Receivable	6,750,195	—	6,750,195	*
Other expenses, net	(737,391)	(3,433,757)	2,696,366	-79%
Total other income (expense), net	$7,258,070	$(1,671,701)	$8,929,771	-534%
* Not meaningful.

Interest expense, net

The increase in net interest expense for the year ended December 31, 2023, of $0.2 million, compared to the year ended December 31, 2022, was primarily due to a $0.2 million increase in non-cash interest expense and bank charges.

Realized gain (loss) on foreign exchange, net

The shift from the realized gain on foreign exchange, net for the year ended December 31, 2022 to the realized loss on foreign exchange, net for the year ended December 31, 2023, was primarily due to transfers from a Canadian Dollar account to a US Dollar account within the Canadian financial institution for the purpose of paying suppliers in USD. This shift to using the Canadian financial institution's USD account was a temporary measure following the closure of Silicon Valley Bank, until we opened new accounts with a US bank in August 2023.

Unrealized gain (loss) on foreign exchange, net

The change in net gain on foreign exchange of $4.1 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily driven by revaluations of intercompany balances in different currencies, mainly as a result of the devaluation of the Canadian dollar against the US dollar during 2022. In contrast, the Canadian dollar was relatively stable in 2023.

Gain on deconsolidation of wholly-owned subsidiary

A gain of $4.0 million for the year ended December 31, 2022 was recognized as a result of the deconsolidation of Next Bridge on December 14, 2022. The gain was comprised of the recognition of a note receivable at estimated fair value from Next Bridge for $2.2 million and a $1.8 million gain resulting from the derecognition of Next Bridge working capital (or a decrease in our consolidated net liabilities) on December 14, 2022.

Gain on sale of Next Bridge Notes Receivable

For the year ended December 31, 2023, the $6.8 million gain on sale of notes receivable was a result of the sale of the Next Bridge Notes Receivable, see Note 5, Notes Receivable, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further information.

Other expenses, net

The decrease in other expenses of $2.7 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to a reduction of $3.9 million in costs incurred in relation to certain drilling activity we carried out at our oil and gas ("O&G") properties, a $0.4 million increase in government assistance, and $0.3 million of interest income from the Next Bridge Notes Receivable, partially offset by a $0.8 million increase in credit loss expense related to the Next Bridge Notes Receivable and a $0.8 million increase in fair value loss on funding obligation.

Income Tax Recovery

	Year ended December 31,
	2023	2022	Change
	$	$	$	%
Income tax recovery	$3,344,213	$5,834,160	$(2,489,947)	-43%

The decrease in our income tax recovery for the year ended December 31, 2023 of $2.5 million, as compared to the year ended December 31, 2022, was driven by a decrease in net loss before tax excluding goodwill impairment and impairment loss on long term assets.

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

On December 31, 2023, we had cash and cash equivalents of $10.3 million including $0.6 million in restricted cash compared to $11.8 million in cash, cash equivalents on December 31, 2022, including $1.7 million in restricted cash.

During the year ended December 31, 2023, our principal sources of liquidity included $8.0 million of revenue, $11.9 million of net proceeds obtained through the issuance of common stock under the ATM Program, $22.1 million of net proceeds obtained from the equity offering in April 2023, $5.6 million of net proceeds obtained from the equity offering in December 2023, $6.1 million in relation to the sale of Next Bridge Notes Receivable, $1.0 million related to the collection from Next Bridge Notes Receivable, $2.0 million from the sale of common stock through the LPC Purchase Agreement, $0.8 million of proceeds from the exercise of stock options and $0.4 million in relation to the SPA with Mr. McCabe. See Note 11, Capital Stock, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further information. Subsequent to December 31, 2023, we entered into the Release Agreement with Mr. McCabe pursuant to which we and Mr. McCabe agreed to terminate the SPA. Upon the settlement, we received $0.7 million.

During the year ended December 31, 2022, our principal sources of liquidity included $46.3 million of net proceeds obtained through the issuance of common stock and warrants, proceeds from a below-market capital government loan of $1.1 million and revenue of approximately $10.2 million.

During the year ended December 31, 2023, our primary uses of liquidity included $23.7 million in salaries, $12.6 million mainly in legal, consulting, investor relations, auditing and accounting fees, $8.4 million in capital expenditures, $4.5 million in rent and utilities,

$4.3 million in R&D material and patent fees, $3.9 million in restructuring cost, $3.5 million in travel, advertising, trade show cost and dues and subscriptions, and $2.7 million in insurance.

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

During the year ended December 31, 2023, our board of directors approved the Realignment and Consolidation Plan pursuant to which we have begun, but not yet completed, the process of realigning our corporate structure with the goal of reducing our operating expenses and focusing on key applications which represent the greatest near-term revenue potential. Restructuring expenses, not factoring in non-cash losses arising from the impairment of goodwill and long-term assets, are expected to be approximately $4.1 million. The Realignment and Consolidation Plan reduced our operating expenses by $15.0 million in fiscal 2023, excluding the non-cash losses from impairment of goodwill and long-term assets, during the year ended December 31, 2023 compared to the year ended December 31, 2022. Prior to implementing the Realignment and Consolidation Plan, our average monthly cash burn rate was $5.7 million. By the end of the fiscal year on December 31, 2023, after enforcing strict payment controls, this rate was reduced to $2.3 million, representing a decrease of approximately 60%. It is important to note that we expect our monthly expenditures to increase to the range of $3.5 million to $4.0 million as we return to a regular payment schedule, as well as upon obtaining financing sufficient to sustain this activity, and may potentially exceed this range when we intensify investments in our core business operations to drive growth. We may incur additional expenses not currently contemplated due to events associated with the Realignment and Consolidation Plan. The remaining charges that we expect to incur in connection with the Realignment and Consolidation Plan are estimates subject to a number of assumptions, and actual results may differ materially.

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

June 2022 Registered Direct Offering

In June 2022, we completed a registered direct offering to certain institutional investors of 370,370 shares of our common stock at a purchase price of $135.00 per share and warrants to purchase 370,370 shares at an exercise price of $175.00 per share. This resulted in gross proceeds from the offering of $50.0 million and net proceeds of $46.3 million.

Shelf Registration

On November 9, 2022, we filed a “universal” shelf registration statement File No. (333-268282) on Form S-3 allowing us to issue certain securities with an aggregate offering price not to exceed $250 million. This registration statement was declared effective by the SEC on November 18, 2022.

At-the-Market Equity Offering Program

During the twelve months ended December 31, 2023, we sold a total of 269,665 shares of our common stock under our at-the-market offering program at a weighted average price of $46.00 per share, generating gross proceeds of $12.3 million and net proceeds of $11.9 million after offering expenses.

April 2023 Offering

On April 18, 2023, we completed a public offering of (i) 833,334 shares of our common stock and (ii) warrants to purchase up to an aggregate of 833,334 shares of our common stock. The combined price to the public in the offering for each share of common stock and accompanying warrant was $30.00. After deducting underwriting discounts and commissions and the offering expenses payable by us, the net proceeds were $22.1 million.

LPC Purchase Agreement

On September 11, 2023, we entered into the LPC Purchase Agreement with Lincoln Park which allows us to sell up to $50.0 million of our common stock to Lincoln Park over 30 months until March 2026. We have the right, but not the obligation, to require Lincoln Park to purchase our common stock, with the number of shares and the timing of these transactions being at our discretion, in accordance with the agreement's terms, provided that the closing sale price per-share of our common stock is above $10.00.

For consideration for entering into the LPC Purchase Agreement, and being obligated to fund up to $50.0 million, we agreed to pay $0.5 million to Lincoln Park as an initial commitment fee for its commitment to purchase shares of common stock under the LPC Purchase Agreement, and as of December 31, 2023, we were obligated to pay an additional $0.5 million to Lincoln Park as further described in the LPC Purchase Agreement.

During the year ended December 31, 2023, we sold a total of 105,000 shares of our common stock under the LPC Purchase Agreement at a weighted average price of $18.69 per share, generating proceeds of $2.0 million. We recorded $1.1 million of issuance costs as a reduction to equity as of December 31, 2023. As of the date of this Annual Report, we are unable to sell our Common Stock under the LPC Purchase Agreement because the closing price -share of our Common Stock is below $10.00.

December 2023 Offering

On December 6, 2023, we completed a registered direct offering to certain institutional and accredited investors. Under this offering, we issued and sold 750,000 shares of our common stock alongside warrants to purchase up to an additional 750,000 shares of common stock. The offering provided us with net proceeds of $5.4 million after deducting placement agent fees and other offering expenses.

February 2024 Offering

On February 21, 2024, we completed a registered direct offering, which included (i) 600,000 shares of common stock, (ii) Pre-funded Warrants for up to 250,000 shares of common stock, and (iii) warrants to purchase up to a total of 850,000 shares of common stock, Through this offering, we secured net proceeds of approximately $3.0 million, after accounting for placement agent fees and other estimated expenses associated with the offering.

Going Concern

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Consolidated Financial Statements included in this Annual Report are issued. This evaluation initially does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. In performing our analysis, we excluded certain elements of our operating plan that cannot be considered probable. Under ASC 205-40, the receipt of potential funding from future partnerships, equity or debt issuances, potential achievement of milestones from customer agreements and reductions in workforce cannot be considered probable at this time because these plans are not entirely within our control and/or have not been approved by our board of directors as of the date of issuance of the Consolidated Financial Statements.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern. Our plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. We have concluded the likelihood that our plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the Consolidated Financial Statements. See Note 2, Going Concern, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

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

The following table summarizes META’s cash flows for the periods presented:

	Year ended December 31,
	2023	2022
Net cash used in operating activities	$(42,218,910)	$(62,244,794)
Net cash used in investing activities	(1,031,517)	(19,472,250)
Net cash provided by financing activities	41,595,305	46,367,013
Net decrease in cash, cash equivalents and restricted cash	$(1,655,122)	$(35,350,031)

Net Cash Used in Operating Activities

During the year ended December 31, 2023, net cash used in operating activities of $42.2 million was primarily driven by a net loss of $398.2 million for the period, and non-cash adjustments of $354.2 million mainly due to goodwill impairment of $282.2 million, impairment of long-lived assets of $65.6 million, depreciation and amortization expense of $13.5 million, non-cash lease expense of $2.0 million, credit loss expense of $1.8 million, non-cash finance expense of $0.8 million, partially offset by deferred income tax of

$3.3 million, unrealized foreign currency exchange gain of $1.7 million, and non-cash interest income of $1.0 million. In addition, cash used was reduced by $1.8 million change in working capital primarily due to a $2.5 million increase of prepaid and other current assets, and $1.2 million of restructuring costs accrual, partially offset by a decrease in operating lease liabilities of $1.5 million, and a decrease in inventory of $0.4 million, along with other changes in working capital.

During the year ended December 31, 2022, net cash used in operating activities of $62.2 million was primarily driven by a net loss of $79.1 million for the period, and non-cash adjustments of $17.2 million mainly due to depreciation and amortization of $9.3 million, stock-based compensation of $13.9 million, unrealized foreign exchange loss of $2.1 million, and non-cash lease expense of $1.6 million, partially offset by $4.0 million gain on deconsolidation of Next Bridge, and $5.8 million deferred income tax recovery, along with other less material line items. In addition, there was $0.4 million cash used by working capital primarily due to a $5.4 million increase of trade and other payables, partially offset by decrease in prepaid and other current assets $4.8 million, along with other changes in working capital.

Net Cash Used in Investing Activities

During the year ended December 31, 2023, net cash used in investing activities of $1.0 million was primarily driven by purchases of property, plant and equipment of $8.4 million, partially offset by $6.1 million in proceeds from sale of Next Bridge Notes Receivable and $1.0 million in proceeds from collection of Next Bridge Notes Receivable.

During the year ended December 31, 2022, net cash used in investing activities of $19.5 million was primarily driven by $19.6 million of capital expenditure associated with the construction of the Highfield Park Facility in Canada as well as the equipment purchases for our facility in Pleasanton, California, United States and $3.5 million cash consideration for the Optodot acquisition, partially offset by proceeds from short-term investments of $2.8 million and proceeds from a below-market capital government loan of $1.1 million.

Net Cash Provided by Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities of $41.6 million was primarily driven by a total of $41.3 million in proceeds, net of the issuance costs, from the issuance of common stock and warrants in the registered direct offerings and $0.8 million in proceeds from stock option and warrants exercises, partially offset by $0.5 million from repayment of long-term debt.

During the year ended December 31, 2022, net cash provided by financing activities of $46.4 million was primarily driven by the cash obtained through the proceeds from the issuance of common stock and warrants through the Securities Purchase Agreements with institutional investors for the purchase and sale in a registered direct offering and $0.6 million proceeds from stock option and warrants exercises, partially offset by $0.6 million loan repayments.

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

Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying Consolidated Financial Statements do not reflect any adjustments that might result if we are unable to continue as a going concern. In connection with the preparation of the Consolidated Financial Statements for the years ended December 31, 2023 and 2022, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to our ability to continue as a going concern within one year after the date of the issuance of such financial statements, and concluded that substantial doubt existed as to our ability to continue as a going concern as further discussed in Note 2 in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

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

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations, raise substantial doubt regarding our ability to continue as a going concern. Our plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. We have concluded the likelihood that our plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while possible, is less than probable.

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

As a result of the continued and sustained decline in the price of our common shares in the year ended December 31, 2023, we determined there to be an indicator of impairment for our one reporting unit to which goodwill is assigned. As a result, we performed a quantitative interim goodwill impairment assessment as of June 30, 2023. We concluded that the carrying value of the reporting unit was higher than its estimated fair value, and we recognized a goodwill impairment loss totaling $282.2 million, which represented the entirety of goodwill.

The estimated fair value of the reporting unit was determined using the market valuation method, which is consistent with the methodology we used in the annual impairment test conducted at December 31, 2022. The most significant assumption used in applying this method was our share price.

Revenue Recognition

Our revenue is generated from product sales and licensing revenue as well as development revenue. We recognize revenue when it satisfies performance obligations under the terms of its contracts, and control of our products is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products or services.

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

Our licensing revenue is currently derived from per-unit royalty agreements. We record per unit royalty revenue in the same period in which the licensee’s underlying production occurs based on the usage or production reports obtained from the licensees. When such reports are not available during a given quarter within the time frame that allows us to adequately review the reports and include the actual amounts in the quarterly results for such quarter, we accrue the related revenue based on estimates of the licensees’ underlying production or usage. We develop such estimates based on a combination of available data including, but not limited to, customer forecasts, a lookback at historical royalty reporting for each of its customers, and industry information available for the licensed products.

Acquired Intangibles

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

Valuation of Long-lived Assets

For long-lived tangible and intangible assets, including property and equipment, right-of-use (“ROU”) assets, and definite-lived intangible assets, we assess the potential impairment periodically or whenever events or changes in circumstances indicate the carrying value may not be recoverable from the estimated undiscounted expected future cash flows expected to result from their use and eventual disposition. In cases where the estimated undiscounted expected future cash flows are less than net book value, an impairment loss is recognized equal to the amount by which the net book value exceeds the estimated fair value of assets. We perform our assessment of potential qualitative impairment indicators of long-lived assets, including property and equipment, ROU assets outside of exited markets, and definite-lived intangible assets when specific events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Estimating future cash flows requires significant judgment, and our projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could result in an impairment in the future. Although the impairment is a non-cash expense, it could materially affect our future financial results and financial condition. See Note 16, Fair Value Measurements, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further details.

Stock-based Compensation

We recognize stock-based compensation expense for only those shares underlying stock options and restricted stock units that we expect to vest on a straight-line basis over the requisite service period of the award. We estimate the fair value of stock options using a Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including the option's expected term and stock price volatility. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeiture rates are estimated based on historical experience and the current downsizing plan under the Realignment and Consolidation initiative, at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Commitments and Contractual Obligations

For a description of our commitments and contractual obligations, please see Note 23, Leases, as well as Note 27, Commitments and Contingencies, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Off-balance Sheet Arrangements

Off-balance sheet firm commitments relating to an outstanding letter of credit amounted to approximately $0.5 million as of December 31, 2023, which is secured by restricted cash. Please see Note 27, Commitments and Contingencies, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. We do not maintain any other off-balance sheet arrangements.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our Consolidated Financial Statements, please see Note 3, Significant Accounting Policies, in the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Meta Materials Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Meta Materials Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flow for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and requires additional financing to fund its operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-lived Assets

As discussed in Note 3 to the consolidated financial statements, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. For the purpose of assessing impairment, long-lived assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows from other long-lived assets or groups of long-lived assets (asset groups). As discussed in Note 8 to the consolidated financial statements, the Company identified indicators of impairment in certain asset groups and the carrying amounts of these asset groups exceeded their fair values, leading to an impairment loss of $65.6 million. As discussed in Note 16 to the consolidated financial statements, the fair value of each asset group was calculated utilizing an income approach. The income approach uses a discounted cash flow model that requires various observable and non-observable inputs, the most significant of which is estimated income.

We identified the evaluation of the impairment of long-lived assets as a critical audit matter. Subjective auditor judgment was required to evaluate the methodology used by the Company to determine the fair values of the asset groups with indicators of impairment. Specifically, evaluating whether the methodology used reflected a market participant’s determination of the asset groups’ highest and best use required involvement of valuation professionals with specialized skills and knowledge. There was a high degree of auditor subjectivity in applying our audit procedures and in evaluating the results relating to the Company’s significant assumptions, specifically estimated income.

The following are the primary procedures we performed to address this critical audit matter. We compared the Company’s historical forecasts to actual results to assess the Company’s ability to accurately forecast. We compared the estimated income to historical results for each asset group. We evaluated the Company’s assumptions for estimated income by comparing to available agreements, communications with customers, and industry information. We involved valuation professionals with specialized skills and knowledge, who (1) assisted in evaluating the methodology selected to determine the fair values of the asset groups and (2) compared the Company’s fair value determinations to available market information and market transactions relevant to each asset group.

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

We have served as the Company’s auditor since 2020.

Vaughan, Canada

March 28, 2024

META MATERIALS INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$9,723,690	$10,090,858
Restricted cash	578,406	1,720,613
Accounts receivables	942,793	902,718
Subscription receivables	881,100	—
Notes receivable, net of allowance for credit loss	—	2,211,900
Inventory	168,747	468,027
Prepaid expenses and other current assets	5,071,363	7,202,099
Due from related parties	29,906	8,461
Total current assets	17,396,005	22,604,676
Intangible assets, net	18,030,301	56,313,317
Property, plant and equipment, net	18,601,614	42,674,699
Operating lease ROU assets	1,200,417	5,576,824
Goodwill	—	281,748,466
Total assets	$55,228,337	$408,917,982
Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$10,270,386	$6,941,498
Accruals and other payables	7,249,291	9,752,713
Restructuring costs accrual	1,182,112	—
Current portion of long-term debt	801,628	483,226
Current portion of deferred revenues	1,054,557	730,501
Current portion of deferred government assistance	590,954	799,490
Current portion of funding obligation	982,912	—
Current portion of operating lease liabilities	1,452,863	967,126
Total current liabilities	23,584,703	19,674,554
Deferred revenues	419,035	479,808
Deferred government assistance	391,148	319,017
Deferred tax liabilities	—	3,253,985
Long-term operating lease liabilities	5,973,657	3,375,031
Long-term funding obligation	—	180,705
Long-term debt	2,922,989	3,070,729
Total liabilities	33,291,532	30,353,829
Commitments and contingencies (Note 27)
Stockholders’ equity
Common stock - $0.001 par value; 10,000,000 shares authorized, 5,659,438 shares issued and outstanding at December 31, 2023, and $0.001 par value; 10,000,000 shares authorized, 3,622,479 shares issued and outstanding at December 31, 2022	543,046	340,425
Additional paid-in capital	635,860,437	590,962,866
Accumulated other comprehensive loss	(5,455,145)	(5,242,810)
Accumulated deficit	(609,011,533)	(207,496,328)
Total stockholders’ equity	21,936,805	378,564,153
Total liabilities and stockholders’ equity	$55,228,337	$408,917,982

The accompanying notes are an integral part of these Consolidated Financial Statements.

META MATERIALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2023	2022
Revenue:
Product sales	$117,354	$1,211,746
Development revenue	7,223,141	8,650,545
Licensing revenue	625,151	337,876
Total revenue	7,965,646	10,200,167
Cost of sales (exclusive of items shown separately below)	2,900,290	2,426,488
Depreciation and amortization expense included in cost of sales	39,329	65,234
Stock-based compensation expense included in cost of sales	334,645	544,468
Gross profit	4,691,382	7,163,977
Operating expenses:
Sales & marketing	4,346,226	5,679,113
General & administrative	25,151,098	45,413,948
Research & development	19,206,128	16,508,417
Depreciation & amortization expenses	13,483,380	9,207,453
Stock-based compensation (recovery) expense	(298,528)	13,619,729
Restructuring expense	3,883,706	—
Impairment of long-lived assets	65,580,140	—
Goodwill impairment	282,173,053	—
Total operating expenses	413,525,203	90,428,660
Loss from operations	(408,833,821)	(83,264,683)
Interest expense, net	(378,657)	(174,234)
Realized gain (loss) on foreign exchange, net	(368,522)	35,791
Unrealized gain (loss) on foreign exchange, net	1,992,445	(2,090,238)
Gain on deconsolidation of wholly-owned subsidiary	—	3,990,737
Gain on sale of Next Bridge Notes Receivable	6,750,195	—
Other expenses, net	(737,391)	(3,433,757)
Total other income (expense), net	7,258,070	(1,671,701)
Loss before income taxes	(401,575,751)	(84,936,384)
Income tax recovery	3,344,213	5,834,160
Net loss	$(398,231,538)	$(79,102,224)
Other comprehensive loss, net of tax
Unrealized foreign currency translation loss	(212,335)	(4,945,874)
Total other comprehensive loss	(212,335)	(4,945,874)
Comprehensive loss	$(398,443,873)	$(84,048,098)
Basic and diluted loss per share	$(69.67)	$(24.09)
Weighted average number of shares outstanding - basic and diluted	5,763,446	3,283,505

The accompanying notes are an integral part of these Consolidated Financial Statements.

META MATERIALS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares (1)	Amount	Capital	Income (loss)	Deficit	Equity
Balance, January 1, 2022	2,845,733	$262,751	$463,136,404	$(296,936)	$(128,394,104)	$334,708,115
Net loss	—	—	—	—	(79,102,224)	(79,102,224)
Other comprehensive loss	—	—	—	(4,945,874)	—	(4,945,874)
Issuance of common stock and warrants	370,370	37,037	49,962,963	—	—	50,000,000
Stock issuance costs	—	—	(3,680,666)	—	—	(3,680,666)
Exercise of stock options	16,885	1,688	447,023	—	—	448,711
Exercise of warrants	16,237	1,624	167,950	—	—	169,574
Settlement of restricted stock units	6,585	659	(18,686)	—	—	(18,027)
Issuance of stock in connection with acquisitions	364,437	36,444	67,086,069	—	—	67,122,513
Stock-based compensation	2,231	222	13,861,809	—	—	13,862,031
Balance, December 31, 2022	3,622,478	$340,425	$590,962,866	$(5,242,810)	$(207,496,328)	$378,564,153
Net loss	—	—	—	—	(398,231,538)	(398,231,538)
Other comprehensive loss	—	—	—	(212,335)	—	(212,335)
Issuance of common stock and warrants	1,987,263	197,652	45,457,812	—	—	45,655,464
Stock issuance costs	—	—	(5,923,425)	—	—	(5,923,425)
Exercise of stock options	26,351	2,635	708,860	—	—	711,495
Exercise of warrants	5,263	526	91,070	—	—	91,596
Settlement of restricted stock units	18,083	1,808	(1,808)	—	—	—
Stock-based compensation	—	—	375,662	—	—	375,662
Fair value adjustment of June 2022 Warrants	—	—	905,733	—	—	905,733
Deemed dividends for down round provision in warrants	—	—	3,283,667	—	(3,283,667)	—
Balance, December 31, 2023	5,659,438	$543,046	$635,860,437	$(5,455,145)	$(609,011,533)	$21,936,805

(1) In accordance with SAB Topic 4.C, all number of shares have been adjusted retroactively to reflect the Reverse Stock Split on January 29, 2024.

The accompanying notes are an integral part of these Consolidated Financial Statements.

META MATERIALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(398,231,538)	$(79,102,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash finance expense (income)	822,159	(135,524)
Non-cash interest expense	385,170	403,317
Non-cash interest income	(1,001,662)	—
Non-cash lease expense	2,032,867	1,608,992
Non-cash goodwill impairment	282,173,053	—
Deferred income tax	(3,344,213)	(5,834,160)
Depreciation and amortization expense	13,522,756	9,272,074
Inventory write off	698,223	108,004
Credit loss expense	1,799,977	—
Impairment of long-lived assets	65,580,140	—
Unrealized foreign currency exchange (gain) loss	(1,733,024)	2,050,029
Gain on deconsolidation of wholly-owned subsidiary	—	(3,990,737)
Change in deferred revenue	239,749	(129,679)
Non-cash government assistance	(233,467)	(3,047)
Gain on sale of property, plant and equipment	—	(783)
Gain on sale of Next Bridge Notes Receivable	(6,750,195)	—
Stock-based compensation and other non-cash personnel expense (recovery)	(186,401)	13,184,396
Non-cash consulting expense	222,516	677,638
Changes in operating assets and liabilities	1,784,980	(353,090)
Net cash used in operating activities	(42,218,910)	(62,244,794)
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,371,090)	(19,587,511)
Proceeds from sale of property, plant and equipment	—	39,140
Proceeds from short-term investments	—	2,811,152
Proceeds from below-market capital government loan	256,240	1,071,862
Proceeds from collection of Next Bridge Notes Receivable	1,000,000	—
Acquisition of business, net of cash acquired	—	(3,486,906)
Proceeds from sale of Next Bridge Notes Receivable	6,083,333	—
Loan advance pursuant to deconsolidation	—	(319,987)
Net cash used in investing activities	(1,031,517)	(19,472,250)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	45,655,464	50,000,000
Stock issuance costs paid on the issuance of common stock and warrants	(4,340,783)	(3,680,666)
Repayments of long-term debt	(522,467)	(552,579)
Proceeds from stock option and warrants exercises	803,091	618,285
Repurchases of common stock for income tax withheld upon settlement of restricted stock units	—	(18,027)
Net cash provided by financing activities	41,595,305	46,367,013
Net decrease in cash, cash equivalents and restricted cash	(1,655,122)	(35,350,031)
Cash, cash equivalents and restricted cash at beginning of the year	11,811,471	47,434,472
Effects of exchange rate changes on cash, cash equivalents and restricted cash	145,747	(272,970)
Cash, cash equivalents and restricted cash at end of the year	$10,302,096	$11,811,471
Supplemental cash flow information
Accrued purchases of property, equipment and patents	$959,093	$2,270,887
Right-of-use assets obtained in exchange for lease liabilities	$1,434,186	$288,499
Common stock issuance costs in accrued liabilities or accounts payable	$676,909	$—
Deemed dividends on warrants upon trigger of downround feature	$3,283,667	$—
Non-cash issuance costs as a result of amendment of June 2022 warrants	$905,733	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

META MATERIALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Corporate Information

Meta Materials Inc. (also referred to herein as the “Company”, “META®”, “META”, “we”, “us”, or “our”) is an advanced materials and nanotechnology company. We are developing materials that we believe can improve the performance and efficiency of many current products as well as allow new products to be developed that cannot otherwise be developed without such materials. We believe we are positioned for growth, by pioneering a new category of intelligent surfaces, which will allow us to become a metamaterials industry leader. We enable our potential customers across a range of industries - consumer electronics, 5G communications, healthcare, aerospace, automotive, and clean energy - to deliver improved products to their customers. For example, our nano-optic metamaterial technology is being used to develop anti-counterfeiting security features for a Central Bank customer and for currencies and authentication for global brands. We currently have over 462 active patent documents, of which 346 patents have issued.

Our principal executive office is located at 60 Highfield Park Drive, Suite 102, Dartmouth, Nova Scotia, Canada.

On December 14, 2020, we (formerly known as Torchlight) and our subsidiaries, Metamaterial Exchangeco Inc. (Canco) and 2798831 Ontario Inc. (Callco), entered into the arrangement agreement with Metamaterial Inc., an Ontario corporation headquartered in Nova Scotia, Canada (MMI), to acquire all of the outstanding common stock of MMI by way of a statutory plan of the Arrangement under the Business Corporations Act (Ontario), on and subject to the terms and conditions of the arrangement agreement (the “Torchlight RTO”). On June 25, 2021, we implemented a reverse stock split. On June 28, 2021, following the satisfaction of the closing conditions set forth in the Arrangement Agreement, the Arrangement was completed, and we changed our name from Torchlight Energy Resources, Inc. to Meta Materials Inc. and changed our trading symbol from “TRCH” to “MMAT”.

On June 28, 2021, and pursuant to the completion of the Arrangement, we began trading on the Nasdaq Capital Market under the symbol “MMAT” while MMI common stock was delisted from the Canadian Securities Exchange and at the same time, Metamaterial Exchangeco Inc., a wholly-owned subsidiary of META, started trading under the symbol “MMAX” on the CSE. Certain previous stockholders of MMI elected to convert their common stock of MMI into exchangeable shares in Metamaterial Exchangeco Inc. These exchangeable shares, which can be converted into common stock of META at the option of the holder, are similar in substance to common shares of META and have been included in the determination of outstanding common shares of META.

On December 14, 2022, we distributed all of the 1,654,722 outstanding shares of common stock of Next Bridge, incorporated in Nevada on August 31, 2021, as OilCo. Holdings, Inc., as a wholly owned subsidiary of META, (and changed its name to Next Bridge Hydrocarbons, Inc. pursuant to its Amended and Restated Articles of Incorporation filed on June 30, 2022), on a pro rata basis to holders of our Series A Non-Voting Preferred Stock. Immediately after the distribution, Next Bridge became an independent company, and as a result, we have deconsolidated the financial results of Next Bridge from our consolidated financial results from December 14, 2022 onwards. See Note 5 for additional information on this transaction.

On January 26, 2024, we filed a Certificate of Change with the Nevada Secretary of State to effect a reverse stock split of our common stock at a rate of 1-for-100, which became effective as of January 29, 2024. The Reverse Stock Split was approved by the board in accordance with Nevada law. The Reverse Stock Split did not have any impact on the par value of common stock. Staff Accounting Bulletin ("SAB") Topic 4.C, requires the retrospective presentation of the reverse split in the financial statements if a reverse split occurs after the date of the latest reported balance sheet but before the release of the financial statements or the effective date of the registration statement, whichever is later. Accordingly, unless otherwise indicated, all issued and outstanding shares of common stock and all outstanding securities entitling their holders to purchase shares of our common stock or acquire shares of our common stock, including stock options, restricted stock units, and warrants per share data, share prices and exercise prices, as required by the terms of those securities, have been adjusted retroactively to reflect the Reverse Stock Split.

The following table provides details on how the Reverse Stock Split affects our outstanding common stock and the calculation of Earnings Per Share:

	As of December 31,
	2023		2022
	Post-Reverse Stock Split	Pre-Reverse Stock Split	Post-Reverse Stock Split	Pre-Reverse Stock Split
Number of shares issues and outstanding	5,659,438	565,943,792	3,622,479	362,247,867
Weighted average number of shares outstanding - basic and diluted	5,763,446	576,344,554	3,283,505	328,350,452
	Year ended December 31,
	2023		2022
	Post-Reverse Stock Split	Pre-Reverse Stock Split	Post-Reverse Stock Split	Pre-Reverse Stock Split
Basic and diluted loss per share	$(69.67)	$(0.70)	$(24.09)	$(0.24)

2. Going Concern

At each reporting period, we evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Our evaluation entails analyzing prospective operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances. We are required to make certain additional disclosures if we conclude substantial doubt about our ability to continue as a going concern exists and it is not alleviated by our plans or when our plans alleviate substantial doubt about our ability to continue as a going concern.

In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these Consolidated Financial Statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the Consolidated Financial Statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these Consolidated Financial Statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable.

We have incurred net losses of $398.2 million and $79.1 million for the years ended December 31, 2023 and 2022, respectively, and have an accumulated deficit of $609.0 million as of December 31, 2023. As of December 31, 2023, we had a working capital deficit of $6.2 million (2022 – positive working capital of $2.9 million). In addition, we have incurred negative cash flows from operating activities of $42.2 million and $62.2 million for the years ended December 31, 2023 and 2022, respectively. Additionally, we are scheduled to hold a Special Meeting of Stockholders on April 15, 2024 to seek stockholder approval for an increase in the number of common stock authorized and available for issuance. If the stockholders do not approve this proposal at the Special Meeting, we will not have a sufficient number of common stock authorized, available and unreserved for issuance, which would prevent us from issuing any additional common stock for equity financing purposes. Our expectation of incurring operating losses and negative operating cash flows in the future, the need for additional funding to support our planned operations, and the risk that we may not receive approval to increase the number of common stock authorized and available for issuance raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these Consolidated Financial Statements are issued.

Management's plans to alleviate the events and conditions that raise substantial doubt include reduced spending, the pursuit of additional financing, and other measures to increase cash inflows. On June 6, 2023, our board of directors approved the Realignment and Consolidation Plan pursuant to which we have begun, but not yet completed, a process for increased focus on key applications with the greatest near-term revenue potential, and of realignment of our resources and structure for reduced operating expenses. There is no certainty that the Company will be successful in executing against the Realignment and Consolidation Plan, or whether the execution of any of the alternatives therein, individually or collectively, will be sufficient to alleviate the substantial doubt related to the Company continuing to operate as a going concern. See Note 24 for further details regarding the Realignment and Consolidation Plan.

Management has concluded the likelihood that our plan to successfully obtain sufficient funding, or adequately reduce expenditures, while possible, is less than probable because these plans are not entirely within our control. If we are unsuccessful in implementing the plan outlined above, we will be required to assess alternative forms of action, such as filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, which may allow us to operate while restructuring the business and debts under court supervision, with the aim of emerging as a financially healthier entity. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of these Consolidated Financial Statements.

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

On January 26, 2024, we filed a Certificate of Change with the Nevada Secretary of State to effect a reverse stock split of our common stock at a rate of 1-for-100, which became effective as of January 29, 2024. The Reverse Stock Split was approved by the board in accordance with Nevada law. The Reverse Stock Split did not have any impact on the par value of common stock. Unless otherwise indicated, all issued and outstanding shares of common stock and all outstanding securities entitling their holders to purchase shares of our common stock or acquire shares of our common stock, including stock options, restricted stock units, and warrants per share data, share prices and exercise prices, as required by the terms of those securities, have been adjusted retroactively to reflect the Reverse Stock Split (subject to adjustment for fractional shares).

Reclassification – Certain prior year amounts have been reclassified in the accompanying Consolidated Financial Statements to conform to the current period presentation:

•
Licensing revenue is reported in a separate line under Revenue in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Previously, Licensing revenue was reported as part of Development revenue. Amounts related to Licensing revenue for the year ended December 31, 2022 have been separately presented throughout this Annual Report to reflect this reclassification of Licensing revenue to conform to the current period presentation. There are no changes in total Revenue and Gross profit.
•
Depreciation and amortization expenses and stock-based compensation expense are reported in a separate line under Cost of sales and operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Previously, those expenses were reported as a same line item under Cost of sales, Sales & marketing, General & administrative and Research & development. Amounts related to depreciation and amortization expenses and stock-based compensation expense for the year ended December 31, 2022 have been separately presented throughout this Annual Report to reflect this reclassification of depreciation and amortization expenses and stock-based compensation expense to conform to the current period presentation. There are no changes in total Cost of sales, Gross profit and Operating expenses.
•
Realized gain (loss) on foreign exchange, net and Unrealized gain (loss) on foreign exchange, net are reported in a separate line under Other income (expense), net in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Previously, those expenses were reported as a single line, Gain (loss) on foreign exchange, net, under Other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss. Amounts related to depreciation and amortization expenses and stock-based compensation expense for the year ended December 31, 2022 have been separately presented throughout this Annual Report to reflect this reclassification of Realized gain (loss) on foreign exchange, net and Unrealized gain (loss) on foreign exchange to conform to the current period presentation. There are no changes in total Other income (expense), net.
•
Trade payables and Accruals and other payables are reported in a separate line in the accompanying Consolidated Balance Sheets. Previously, those items were reported as a single line, Trade and other payables, in the Consolidated Balance Sheets. Amounts related to Trade payables and Accruals and other payables as of the year ended December 31, 2022 have been separately presented to reflect this reclassification of Trade payables and Accruals and other payables to conform to the current period presentation. There are no changes in Total assets.

Functional currency – Items included in the Consolidated Financial Statements of each of META and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the "functional currency").

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

Use of estimates – The preparation of these Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and certain assumptions that affect the amounts reported in these Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the valuation of goodwill, long-term assets, the valuation of net assets acquired via business combinations, and the preparation of the Consolidated Financial Statements on a going concern basis.

Cash and cash equivalents – We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventory – Inventory is measured at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method (FIFO) for all inventory. Inventory consumed during research and development activities is recorded as a research and development expense.

Notes receivable
– Notes receivable consisted of an amount due from Next Bridge, which was previously a wholly-owned subsidiary of META, until the completion of the spin-off transaction on December 14, 2022. The note was partially secured by a combination of META’s common shares and an interest in the Orogrande Project Property. The notes receivable has been recognized at its fair value as part of the deconsolidation of Next Bridge from our consolidated financial results. At subsequent reporting periods, the note had been measured net of any credit losses in accordance with ASC 326 Financial Instruments – Credit Losses. It was derecognized upon sale during 2023. See Note 5 for further details.

Long-lived assets – Long-lived assets, such as property, plant and equipment, and intangible assets subject to amortization, are reviewed for impairment in accordance with ASC 360 Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. For the purpose of assessing impairment, long-lived assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows from other long-lived assets or groups of long-lived assets (asset groups). If circumstances require a long-lived asset or asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

During the fiscal year 2023, we recognized an impairment loss of $65.6 million as a result of our Realignment and Consolidation Plan. See Note 16, Fair Value Measurements, and Note 24, Realignment and Consolidation Plan, for further information.

Goodwill – Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The carrying amount of goodwill is periodically reviewed for impairment (at a minimum annually) and whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable.

We first perform a qualitative assessment to test the reporting unit’s goodwill for impairment. Based on the qualitative assessment, if it is determined that the fair value of our reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the quantitative assessment of the impairment test is performed. In the quantitative assessment, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds its fair value, then an impairment loss equal to the difference, but not exceeding the total carrying value of goodwill allocated to the reporting unit, would be recorded. During the fiscal year 2023, we recognized a goodwill impairment loss totaling $282.2 million, representing the entirety of the goodwill. See Note 9 for further details.

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

Business combinations – We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill to reporting units based on the expected benefit from the business combination. Allocation of purchase consideration to identifiable assets and liabilities affects the amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred.

Leases – We are a lessee in several non-cancellable operating leases for buildings. We account for leases in accordance with ASC 842 Leases. We determine if an arrangement is or contains a lease at contract inception. We recognize a ROU asset and a lease liability at the lease commencement date.

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

We assess ROU assets for impairment in accordance with ASC 360 Property, Plant, and Equipment. An ROU asset is considered for impairment testing whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Indicators of impairment include, but are not limited to, a significant decrease in the market value of the asset, a significant change in the extent or manner in which the asset is being used, and significant adverse changes in legal factors or in the business climate that could affect the value of the asset. See Long-lived assets paragraph above for further details.

We do not record leases on our Consolidated Balance Sheets with a term of one year or less. We elected a package of transition practical expedients, which included not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We also elected a practical expedient to not separate lease and non-lease components.

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

We also receive interest-free repayable loans from the Atlantic Canada Opportunities Agency (“ACOA”) and the Economic Development Agency of Canada for the Regions of Quebec ("EDC"), government agencies. The benefit of the loan at a below-market rate of interest is treated as a government grant, measured as the difference between proceeds received and the fair value of the loan based on prevailing market interest rates. The fair value of the components, being the loan and the government grant, must be calculated initially in order to allocate the proceeds to the components. The valuation is complex, as there is no active trading market for these items and is based on unobservable inputs.

Revenue recognition – Our revenue is generated from product sales, development revenue and licensing revenue. We recognize revenue when it satisfies performance obligations under the terms of its contracts, and control of its products is transferred to its customers in an amount that reflects the consideration we expect to receive from its customers in exchange for those products or services.

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

Our licensing revenue is currently derived from per-unit royalty agreements. We record per unit royalty revenue in the same period in which the licensee’s underlying production occurs based on the usage or production reports obtained from the licensees. When such reports are not available during a given quarter within the time frame that allows us to adequately review the reports and include the actual amounts in its quarterly results for such quarter, we accrue the related revenue based on estimates of the licensees’ underlying production or usage. We develop such estimates based on a combination of available data including, but not limited to, customer forecasts, a lookback at historical royalty reporting for each of its customers, and industry information available for the licensed products.

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

Stock-based compensation – We recognize compensation expense for equity awards based on the grant date fair value of the award. We recognize stock-based compensation expense for awards granted to employees that have a graded vesting schedule based on a service condition only on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards (the “graded-vesting attribution method”), based on the estimated grant date fair value for each separately vesting tranche.

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

We estimate the grant date fair value of options and warrants using the Black-Scholes option pricing model and estimate the number of forfeitures expected to occur. See Note 12 for our assumptions used in connection with option grants made during the periods covered by these Consolidated Financial Statements.

Warrants – We account for the issuance of common stock purchase warrants issued in connection with the equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging. We classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside our control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The warrants issued on April 18, 2023 contain certain anti-dilution adjustments if we issue shares of its common stock at a lower price per share than the applicable exercise price of the underlying warrant. If any such dilutive issuance occurs prior to the exercise of such warrant, the exercise price is adjusted downward to a price equal to the common stock issuance. The difference in fair value of the effect of the down round feature is reflected in our Consolidated Financial Statements as a deemed dividend and as a reduction to income available to common stockholders in the basic earnings per share calculation.

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

Recently Adopted Accounting Pronouncements

ASU 2021-08

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. We adopted the guidance on January 1, 2023, and its adoption did not have a material effect on our Consolidated Financial Statements and related disclosures.

Accounting Pronouncements Not Yet Adopted

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

ASU 2023-09

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We do not anticipate the adoption of this standard will have a material effect on our Consolidated Financial Statements and related disclosures.

4. Acquisitions

Plasma App Acquisition

On April 1, 2022, we completed the purchase of 100% of the issued and outstanding shares of PAL. PAL is the developer of PLASMAfusion®, a proprietary manufacturing platform technology, which enables high speed coating of any solid material on any type of substrate. PAL’s team is located at the Rutherford Appleton Laboratories in Oxford, UK.

At closing, we issued to PAL's stockholders an aggregate of 96,774 shares of our common stock, representing a number of shares of common stock equal to $18,000,000 divided by $186.00 (the volume weighted average price for the ten trading days ending on March 31, 2022) with an additional deferral of common stock equal to $2,000,000 divided by $186.00, which was issued on October 1, 2023 (10,753 shares of our common stock). The acquisition was accounted for as a business combination in accordance with ASC 805.

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
$16,989,246

(1) The fair value of the common stock issued or to be issued was determined by multiplying 96,774 shares, calculated as per the purchase agreement, by the closing share price on April 1, 2022 of $160.00. We recognized $9,677 in common stock and $152,806 in additional paid in capital in the Consolidated Statements of Changes in Stockholders' Equity.

(2) The fair value of the deferred consideration on acquisition date was determined by multiplying 10,753 shares, calculated as per the purchase agreement, by the closing share price on April 1, 2022 of $160.00. We recognized the full amount in additional paid in capital in the Consolidated Statements of Changes in Stockholders' Equity.

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

During the year ended December 31, 2023, we wrote off the entire amount of goodwill. See Note 9, Intangible Assets and Goodwill. Additionally, in line with our continuous evaluation of asset utility and alignment with strategic investment priorities as outlined in our Realignment and Consolidation Plan, we have recorded a non-cash impairment loss of $10.0 million relating to the assets acquired as part of the PAL Acquisition. See Note 24, Realignment and Consolidation Plan, for further detail.

We have finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. There were no further changes to the purchase price allocation, as disclosed in the audited Consolidated Financial Statements and notes for the year ended December 31, 2022.

Unaudited pro forma results of operations for the year ended December 31, 2022 are included below as if the Plasma acquisition occurred on January 1, 2022. This summary of the unaudited pro forma results of operations is not necessarily indicative of what our results of operations would have been had PAL been acquired at the beginning of 2022, nor does it purport to represent results of operations for any future periods.

	Year ended
	December 31, 2022
	META	PAL	Total
Revenue	$10,200,167	$—	$10,200,167
Loss from operations	(81,818,759)	(567,475)	(82,386,234)
Net loss	(78,147,504)	(76,271)	(78,223,775)

Add back: acquisition cost	264,883	16,663	281,546
Deduct: additional depreciation and amortization	—	(1,178,859)	(1,178,859)
Adjusted net loss	$(77,882,621)	$(1,238,467)	$(79,121,088)

Acquisition cost includes legal, accounting, and other professional fees related to the Plasma acquisition.

Optodot Acquisition

On June 22, 2022, we completed an asset purchase agreement with Optodot, a developer of advanced materials technologies, to acquire certain assets related to patents and intellectual property for the battery and other industries.

Consideration transferred consisted of the following:

•
Cash payment of $3.5 million
•
Unrestricted common stock equal to $37.5 million divided by the daily volume weighted average trading price per share of our common stock on the Nasdaq Capital Market for the consecutive period of twenty trading days ending on June 21, 2022.
•
Restricted common stock equal to $7.5 million divided by the daily volume weighted average trading price per share of our Common Stock on the Nasdaq Capital Market for the consecutive period of twenty trading days ending on June 21, 2022. The restricted stock is subject to certain vesting milestones as set forth in the Purchase Agreement and outlined below.

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
$53,633,267

(1) The fair value of the unrestricted common stock issued or to be issued was determined by multiplying 223,482 shares, calculated as per the purchase agreement, by the closing share price on June 22, 2022 of $187.00. We have issued 223,052 shares on the closing date of June 22, 2022 and 430 shares are yet to be issued. As of December 31, 2023, we recognized $22,305 in common stock and $41,768,810 in additional paid in capital in the Consolidated Statements of Changes in Stockholders' Equity.

(2) The fair value of the restricted common stock issued was determined by multiplying 44,610 shares, calculated as per the purchase agreement, by the closing share price on June 22, 2022 of $187.00. The restricted common stock is subject to vesting as follows:

a) Two thirds or 29,740 shares shall be subject to the limitations on transfer until the earlier of (A) META's achievement of at least $5,000,000 in revenue, from any third-party source, to the extent resulting from the sale or license of Optodot IP during the year ended June 22, 2023 and (B) June 22, 2023;

b) One third or 14,870 shares shall be subject to the limitations on transfer until the earlier of (A) META's achievement of at least $10,000,000 in revenue, from any third-party source, to the extent resulting from the sale or license of Optodot IP during the year ended June 22, 2024 and (B) June 22, 2024;

We applied the requirements of ASU 2022-03 in measuring the share consideration transferred.

Deferred consideration

Based on the terms of the agreement outlined above and our consideration of ASC 805, we had classified the deferred consideration in the Consolidated Statement of Changes in Stockholders’ Equity since the restricted shares have been already issued and the restriction will be removed at the end of the period specified.

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

During the fiscal year ended December 31, 2023, we wrote off the entire amount of goodwill. See Note 9, Intangible Assets and Goodwill. Additionally, in line with our continuous evaluation of asset utility and alignment with strategic investment priorities as outlined in our Realignment and Consolidation Plan, we have recorded a non-cash impairment loss of $20.9 million relating to the long-lived assets acquired as part of the Optodot Acquisition. See Note 24, Realignment and Consolidation Plan, for further detail.

We have finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. There were no further changes to the purchase price allocation, as disclosed in the audited Consolidated Financial Statements and notes for the year ended December 31, 2022.

Unaudited pro forma results of operations for the year ended 2022 are included below as if the Optodot acquisition occurred on January 1, 2022. This summary of the unaudited pro forma results of operations is not necessarily indicative of what our results of operations would have been had Optodot been acquired at the beginning of 2022, nor does it purport to represent results of operations for any future periods.

	Year ended
	December 31, 2022
	META	Optodot	Total
Revenue	$10,120,865	$121,174	$10,242,039
Loss from operations	(80,158,252)	(2,816,441)	(82,974,693)
Net loss	(76,075,095)	(2,731,989)	(78,807,084)

Add back: acquisition cost	700,404	97,712	798,116
Deduct: additional depreciation and amortization	—	(2,330,000)	(2,330,000)
Adjusted net loss	$(75,374,691)	$(4,964,277)	$(80,338,968)

Acquisition cost includes legal, accounting, and other professional fees related to the Optodot acquisition.

5. Notes Receivable

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

On August 7, 2023, we entered into a Loan Sale Agreement with Gregory McCabe ("Purchaser"), under which we sold and assigned to Purchaser all of our rights, title, interests, and obligations in and to the aforementioned loans owed by Next Bridge (“Assigned Loan Interests”) in exchange for cash consideration of $6.0 million and subsequently entered into a Stock Purchase Agreement (SPA) for $6.0 million of shares of our common stock. Assigned Loan Interests represented $24.0 million of the outstanding balance of the Next Bridge Notes Receivable as of the closing date of August 7, 2023. Pursuant to the SPA, Mr. McCabe agreed to purchase an aggregate of $6.0 million of shares of our common stock beginning on September 1, 2023, in monthly amounts of $250,000 for the first six months and in monthly amounts of $500,000 for the next nine months thereafter, at a price per share equal to 120% of the 5-day VWAP on the trading day preceding the date of each such purchase.

In accordance with ASC 326, Financial Instruments – Credit losses, we elected a practical expedient to account for the Next Bridge Notes Receivable as collateral-dependent assets, whereby estimated credit losses are based on the fair value of the collateral. As of August 7, 2023, the carrying value of the Next Bridge Notes Receivable was $0.4 million, net of a credit loss allowance of $1.8 million. In addition, we recognized $6.8 million gain from the sale of Next Bridge Notes Receivable during the year ended December 31, 2023.

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

On January 21, 2024, we entered into the Release Agreement with Mr. McCabe, pursuant to which we and Mr. McCabe agreed to terminate the SPA. See Note 28, Subsequent Event, for further information.

6. Inventory

Inventory consisted of photosensitive materials, lenses, laser protection film and finished eyewear, and was comprised of the following:

	As of December 31,
	2023	2022
Raw materials	$558,837	$490,077
Supplies	10,747	11,345
Work in process	45,912	51,589
Finished goods	43,922	42,058
Inventory provision	(490,671)	(127,042)
Total inventory	$168,747	$468,027

During the year ended December 31, 2023, we recognized $0.3 million (2022 - $0.8 million) of inventory in cost of sales in the Consolidated Statements of Operations and Comprehensive Loss.

During the year ended December 31, 2023 and 2022, we recorded write-downs related to inventory in costs of goods sold of $0.7 million and $0.1 million, respectively, related to inventory deemed to be obsolete.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2023	2022
Prepaid expenses	$1,476,981	$2,835,660
Receivable for insurance proceeds (Note 27)	3,100,000	—
Other current assets	332,794	365,583
Taxes receivable	161,588	4,000,856
Total prepaid expenses and other current assets	$5,071,363	$7,202,099

8. Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

		As of December 31,
	Useful life
	(years)	2023	2022
Land	N/A	$449,872	$439,309
Building	25	5,184,826	5,063,091
Computer equipment	3-5	1,583,617	775,736
Computer software	1	815,777	606,729
Manufacturing equipment	2-5	23,979,024	22,701,761
Office furniture	5-7	914,265	660,549
Leasehold improvements	5-10	22,794,726	2,172,134
Enterprise Resource Planning software	5	202,400	197,648
Assets under construction	N/A	6,377,090	20,337,338
		62,301,597	52,954,295
Accumulated depreciation and impairment		(43,699,983)	(10,279,596)
		$18,601,614	$42,674,699

During the fourth quarter ended December 31, 2023, we identified indicators of impairment in certain asset groups. This identification was based on our ongoing evaluation of asset utility and alignment with strategic investment priorities, as well as our assessment of the future cash flow generation from these asset groups.

The evaluation concluded that the carrying amounts of these asset groups exceeded their fair values, leading to an impairment loss of $65.6 million, which included a $26.5 million impairment loss of Property, plant and equipment, net, reported under impairment of long-lived assets in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023. See Note 16, Fair Value Measurement, and Note 24, Realignment and Consolidation Plan, for further information. Impairment loss was $0.1 million for the year ended December 31, 2022.

The fair value of impaired asset groups was determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants (the "Discounted Cash Flow Method"), which is classified within Level 3 of the fair value hierarchy. See Note 16, Fair Value Measurements, for further details.

Depreciation expense was $6.5 million and $3.6 million for the year ended December 31, 2023 and 2022, respectively.

9. Intangible Assets and Goodwill

Intangibles

Intangibles consisted of the following:

		As of December 31,
	Useful life
	(years)	2023	2022
Patents	5-10	$43,025,376	$42,111,143
Trademarks		126,839	124,845
Developed technology	20	14,312,717	13,976,668
Customer contract	5	9,829,123	9,598,348
		67,294,055	65,811,004
Accumulated amortization and impairment		(49,263,754)	(9,497,687)
		$18,030,301	$56,313,317

During the year ended December 31, 2022, we recognized patent additions of $12.6 million in acquired patents as part of the PAL acquisition and $23.3 million in acquired patents as part of the Optodot acquisition. See Note 4, Acquisitions, for details. During the year ended December 31, 2023, we recognized $32.2 million impairment of patent-related intangible assets which mainly consisted of the patents and trademarks acquired as part of the PAL acquisition and the Optodot acquisition. See Note 24, Realignment and Consolidation Plan, for further information. The fair value of impaired asset groups was determined based on the "Discounted Cash Flow Method, which is classified within Level 3 of the fair value hierarchy. See Note 16, Fair Value Measurements, for further details.

Amortization expense was $7.0 million and $5.7 million for the years ended December 31, 2023 and 2022, respectively.

Developed technology and customer contract represent the acquired intangibles as part of the Nanotech acquisition in late 2021.

Goodwill

Goodwill consisted of the following:

Goodwill at December 31, 2021	$240,376,634
Additions from business combination	42,343,552
Purchase price Allocation adjustments	1,446,639
Effect of foreign exchange on goodwill	(2,418,359)
Goodwill at December 31, 2022	$281,748,466
Effect of foreign exchange on goodwill	424,587
Impairment	(282,173,053)
Goodwill at December 31, 2023	$—

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

As a result of the continued and sustained decline in the price of our common shares in the three months ended December 31, 2023, we determined there to be an indicator of impairment for our one reporting unit to which goodwill is assigned. As a result, we performed a quantitative interim goodwill impairment assessment as of June 30, 2023. We concluded that the carrying value of the reporting unit was higher than its estimated fair value, and we recognized a goodwill impairment loss totaling $282.2 million, which represented the entirety of the goodwill.

The estimated fair value of the reporting unit was determined using the market valuation method, which is consistent with the methodology we used in the annual impairment test conducted at December 31, 2022. The most significant assumption used in applying this method was our share price.

10. Long-term Debt

	As of December 31,
	2023	2022
ACOA Business Development Program (“BDP”) 2012 interest-free loan with a maximum contribution of CA$500,000, repayable in monthly repayments commencing October 1, 2015, of CA$5,952 until June 1, 2023. Loan repayments were temporarily paused effective April 1, 2020, until January 1, 2021, as a result of the COVID-19 outbreak. As of December 31, 2023, the amount of principle drawn down on the loan, net of repayments is nil (2022 - CA$35,714.29).	$—	$25,880

ACOA Atlantic Innovation Fund ("AIF") 2015 interest-free loan(2)with a maximum contribution of CA$3,000,000. Annual repayments, commencing June 1, 2021, are calculated as a percentage of gross revenue for the preceding fiscal year, at Nil when gross revenues are less than CA$1,000,000, 5% when gross revenues are less than CA$10,000,000 and greater than CA$1,000,000, and CA$500,000 plus 1% of gross revenues when gross revenues are greater than CA$10,000,000. As of December 31, 2023, the amount of principal drawn down on the loan, net of repayments, is CA$2,481,823 (December 31, 2022 - CA$2,661,293).

	1,486,966	1,449,493
ACOA BDP 2018 interest-free loan(1),(3) with a maximum contribution of CA$3,000,000, repayable in monthly repayments commencing June 1, 2021, of CA$31,250 until May 1, 2029. As of December 31, 2023, the amount of principal drawn down on the loan, net of repayments, is CA$2,031,250 (December 31, 2022 - CA$2,406,250).	1,047,122	1,136,556
ACOA PBS 2019 interest-free loan(1)with a maximum contribution of CA$100,000, repayable in monthly repayments commencing June 1, 2021, of CA$1,400 until May 1, 2027. As of December 31, 2023, the amount of principal drawn down on the loan, net of repayments, is CA$56,944 (December 31, 2022 - CA$73,611).	29,936	34,750
ACOA Regional Relief and Recovery Fund ("RRRF") 2020 interest-free loan with a maximum contribution of CA$390,000, repayable on monthly repayments commencing April 1, 2023, of CA$11,000 until April 1, 2026. As of December 31, 2023, the principal amount drawn down on the loan is CA$291,000 (December 31, 2022 - CA$390,000).	151,070	159,642
EDC 2022 interest-free loan(4) with a maximum contribution of CA$2,000,000 (CA$1,000,000 for building renovations and CA$1,000,000 for acquisition of equipment for Nanotech). Repayable in 60 monthly installments of CA$30,000, with the first repayment due in January 2026. As of December 31, 2023, the principal amount drawn down on the loan is CA$1,800,000 (December 31, 2022 - CA$1,454,167).	1,009,523	747,634
	3,724,617	3,553,955
Less: current portion	801,628	483,226
	$2,922,989	$3,070,729

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

(4) The EDC 2022 loan was used to finance building renovations and equipment purchase resulting in CA$542,047 of deferred government assistance as of December 31, 2023, which is being amortized over the useful life of the associated building and equipment.

11. Capital Stock

Common Stock

Authorized: 10,000,000 common shares, $0.001 par value.

During the year ended December 31, 2023, 5,263 warrants were exercised to purchase an equal number of common shares.

During the year ended December 31, 2023, 26,351 stock options were exercised to purchase an equal number of common shares. In addition, 18,083 restricted stock units ("RSUs") have vested and settled into an equal number of common shares.

During the year ended December 31, 2023, we issued 18,517 shares under the SPA with Mr. McCabe (Note 5). Subsequent to year-end, the shares were cancelled as part of a Release Agreement entered into with Mr. McCabe (Note 28).

During the year ended December 31, 2023, we issued 10,753 shares of deferred common stock as consideration in relation to the PAL acquisition (Note 4).

During the year ended December 31, 2022, 19,886 warrants were exercised to purchase 16,237 common shares where most warrant holders elected cashless exercise and consequently, the difference of 3,649 shares was withheld to cover the exercise cost.

During the year ended December 31, 2022, 16,885 stock options were exercised to purchase an equal number of common shares. In addition, 6,739 restricted stock units ("RSUs") have vested and settled into 6,585 common shares. The difference of 154 RSUs was withheld to cover the tax obligation from certain employees.

During the year ended December 31, 2022, we issued 96,774 shares of common stock as consideration in relation to the PAL acquisition and 267,663 shares as consideration in relation to the Optodot acquisition (Note 4).

During the year ended December 31, 2022, we issued 2,231 common shares at $187.00 as a compensation to a service provider in relation to the Optodot acquisition.

On November 9, 2022, we filed a registration statement (File No. 333-268282) on form S-3 allowing us to issue securities with aggregate offering price not to exceed $250 million. This registration statement was declared effective by the SEC on November 18, 2022.

On January 29, 2024, we effected a reverse split of our common stock at a ratio of 1-for-100. The Reverse Stock Split did not have any impact on the par value of common stock. In accordance with SAB Topic 4.C, which requires the retrospective presentation of the reverse split in the financial statements if a reverse split occurs after the date of the latest reported balance sheet but before the release of the financial statements or the effective date of the registration statement, whichever is later, all issued and outstanding shares of common stock and all outstanding securities entitling their holders to purchase shares of our common stock or acquire shares of our common stock, including stock options, restricted stock units, and warrants per share data, share prices and exercise prices, as required by the terms of those securities, have been adjusted retroactively to reflect the Reverse Stock Split.

At-the-Market Equity Offering Program

On February 10, 2023, we entered into the ATM Agreement, which was amended on June 20, 2023, with an investment bank to conduct an "at-the-market" equity offering program, or the ATM, pursuant to which we would issue and sell, shares of our common stock, par value $0.001 per share, up to an aggregate of $100.0 million of shares of common stock from time to time.

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

During the year ended December 31, 2023, we sold a total of 269,665 shares of our common stock under the ATM at a weighted average price of $46.00 per share, generating gross proceeds of $12.3 million and net proceeds of $11.9 million after offering expenses.

On September 5, 2023, the Sales Agent terminated their participation as Sales Agent under the Sales Agreement, and accordingly, the Sales Agreement was terminated.

LPC Purchase Agreement

On September 11, 2023, we entered into the LPC Purchase Agreement with Lincoln Park which allows us to sell up to $50.0 million of our common stock to Lincoln Park over 30 months until March 2026. We have the right, but not the obligation, to require Lincoln Park to purchase our common stock, with the number of shares and the timing of these transactions being at our discretion, in accordance with the agreement's terms, provided that the closing sale price per-share of our common stock is above $10.00.

The purchase price for shares sold under this agreement is set at 97% of the lower of: (i) the lowest sale price on the purchase date and (ii) the arithmetic average of the three lowest closing sale prices for our common stock in the ten business days preceding the purchase date.

The LPC Purchase Agreement includes an Exchange Cap provision which establishes that the aggregate number of shares sold to Lincoln Park should not exceed 954,975 shares, that is 19.99% of our outstanding common stock immediately prior to the execution of the Purchase Agreement, unless (i) stockholder approval is obtained to issue shares above the Exchange Cap or (ii) the average price of all applicable sales of our common stock to Lincoln Park under the LPC Purchase Agreement equals or exceeds $21.34 (the “Minimum Price”).

The LPC Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the LPC Purchase Agreement. For consideration for entering into the LPC Purchase Agreement, and being obligated to fund up to $50.0 million, we agreed to pay $0.5 million to Lincoln Park as an initial commitment fee for its commitment to purchase shares of common stock under the LPC Purchase Agreement, and we were obligated to pay an additional $0.5 million to Lincoln Park as further described in the LPC Purchase Agreement.

During the year ended December 31, 2023, we sold a total of 105,000 shares of our common stock under the LPC Purchase Agreement at a weighted average price of $18.69 per share, generating proceeds of $2.0 million. We recorded $1.1 million of issuance costs as a reduction to equity as of December 31, 2023.

Registered direct offerings

February 2024 Offering

On February 21, 2024, we completed a registered direct offering with an institutional investor of (i) 600,000 shares of our common stock, (ii) Pre-funded Warrants to purchase up to 250,000 shares of common stock, and (iii) February 2024 Warrants to purchase up to an aggregate of 850,000 shares of common stock. Each share of common stock and Pre-Funded Warrant was offered and sold together with an accompanying February 2024 Warrant at a combined price of $4.04 per share of common stock or $4.039 per Pre-Funded Warrant, as applicable. In connection with the February 2024 Offering, we received net proceeds of approximately $3.0 million, after deducting placement agent fees and estimated offering expenses payable by us. See Note 28, Subsequent Events, for further information.

December 2023 Offering

On December 4, 2023, we entered into a securities purchase agreement with certain institutional and accredited investors in a registered direct offering. Under this offering, we issued and sold 750,000 shares of our common stock, each with a par value of $0.001, alongside warrants to purchase up to an additional 750,000 shares of common stock ("December 2023 Warrants"). The shares and accompanying warrants were sold at a combined price of $8.00, with each warrant exercisable at $9.50 per share six months post-issuance and expiring five years after the initial exercise date. The offering closed on December 6, 2023, with net proceeds of $5.4 million after deducting a fee of 6.5% for the Placement Agent and other offering expenses.

The gross proceeds of $6.0 million were allocated between common stock and accompanying warrants based on their relative fair values. The fair value of common stock was calculated based on the closing share price on the Issuance Date of $6.25. The fair value of the warrants was estimated using the Black-Scholes option pricing model. Accordingly, we have allocated $3.6 million as the fair value of common stock and $2.4 million as the fair value of warrants.

We have evaluated the December 2023 Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. We have concluded that the warrants are considered indexed to our common shares and as such they have been classified as equity.

Furthermore, in connection with the offering, on December 4, 2023, we entered into amendments of the June 2022 Warrant, representing an aggregate of 259,259 shares of common stock. Pursuant to the June 2022 Warrants Amendment (i) the exercise price per share was reduced to $9.50, (ii) the Initial Exercise Date (as defined in the June 2022 Warrants) was amended to be (a) immediately with respect to an aggregate of 230,000 Warrant Shares (as defined in the June 2022 Warrants) underlying the June 2022 Warrants, and (b) six months after the amendment with respect to an aggregate of 29,259 Warrant Shares underlying the June 2022 Warrants, and (iii) the Termination Date (as defined in the June 2022 Warrants) was amended to be (a) the five-year anniversary after the amendment, with respect to an aggregate of 230,000 Warrant Shares underlying the June 2022 Warrants, and (b) the five-year anniversary of the Initial Exercise Date, as amended, with respect to an aggregate of 29,259 Warrant Shares underlying the June 2022 Warrants.

Based on ASC 815-40, which provides guidance as to how an issuer should account for a modification of the terms or conditions of a freestanding equity-classified written call option (i.e., warrant) that remains equity-classified after modification, we measured the effect of the June 2022 Warrant Amendment as the excess of the fair value of the amended June 2022 Warrant over the fair value of the June 2022 Warrant immediately before the June 2022 Warrant Amendment and recognized the excess as an equity issuance cost of December 2023 Offering. Accordingly, we recognized non-cash issuance cost of $0.9 million.

April 2023 Offering

On April 14, 2023, we entered into the Underwriting Agreement with the underwriters relating to our public offering of (i) 833,334 shares of our common stock, par value $0.001 and (ii) warrants to purchase up to an aggregate of 833,334 shares of our common stock. The shares of common stock and warrants were sold together as a fixed combination, consisting of one share of common stock and a warrant to purchase one share of common stock, but were immediately separable and were issued separately in the offering. Each warrant is immediately exercisable to purchase one share of common stock at a price of $37.50 per share, or Exercise Price, subject to certain adjustments in the case of a Share Combination Event or a Dilutive Issuance as described below, and expires five years from the date of issuance. The combined price to the public in the offering for each share of common stock and accompanying warrant was $30.00. After deducting underwriting discounts and commissions and the offering expenses payable by us, the net proceeds were $22.1 million.

The gross proceeds of $25.0 million were allocated between common stock and accompanying warrants based on their relative fair values. The fair value of common stock was calculated based on the closing share price on the Issuance Date of $22.00. The fair value of the warrants was estimated using the Black-Scholes option pricing model. Accordingly, we have allocated $15.7 million as the fair value of common stock and $9.3 million as the fair value of warrants.

The warrants contain a down round provision that requires the exercise price to be adjusted if we sell shares of common stock below the current exercise price. See further information under Warrants section in this Note 11.

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

June 2022 Offering

On June 24, 2022, we entered into a securities purchase agreement as amended and restated on June 27, 2022, with certain institutional investors (the "June 2022 SPA"), for the purchase and sale in a registered direct offering of 370,370 shares of our common stock at a purchase price of $135.00 per share and warrants to purchase 370,370 shares at an exercise price of $175.00 per share. This resulted in gross proceeds from the offering of $50.0 million and net proceeds of $46.3 million.

The gross proceeds were allocated between common stock and accompanying warrants based on their relative fair values. The fair value of common stock was calculated based on the closing share price on June 27, 2022 of $115.00. The fair value of the warrants was estimated using the Black-Scholes option pricing model. Accordingly, we have allocated $27.9 million as the fair value of common stock and $18.5 million as the fair value of warrants.

The warrants became exercisable six months after the date of issuance, expire five and a half years from the date of issuance and have an exercise price of $175.00 per share of common stock. We have evaluated the warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. We have concluded that the warrants are considered indexed to our common shares and as such they have been classified as equity.

Warrants

The following table summarizes the changes in warrants of the Company:

	Year ended December 31,
	2023		2022
	Number of		Number of
	warrants	Amount	warrants	Amount
Balance, beginning of year	399,209	$25,319,193	52,788	$6,959,800
Issued	1,583,334	11,683,359	373,370	18,714,297
Exercised	(5,263)	(62,264)	(19,886)	(253,741)
Expired	(3,000)	(1,859,821)	(7,063)	(101,163)
Change in fair value due to repricing of April 2023 and June 2022 warrants	—	4,189,400	—	—
Balance, end of year	1,974,280	$39,269,867	399,209	$25,319,193

The 833,334 of April 2023 Warrants contain a down round provision that requires the exercise price to be adjusted if we sell shares of common stock below the current exercise price. When a down round provision is triggered, a financial impact due to the difference between the fair value of the April 2023 warrants post-adjustment and their air value immediately prior to the adjustment is recognized as deemed dividends in our Consolidated Financial Statements during the year ended December 31, 2023.

▪
On June 27, 2023, the stock sales under ATM Program triggered a down round provision for 833,334 warrants issued under the April 2023 Warrants, in which the exercise price of these warrants was adjusted to $17.40 per share, resulting in recording a deemed dividend of approximately $2.0 million.
▪
On November 7, 2023, the stock sales under LPC Purchase Agreement triggered a down round provision for 828,070 warrants issued under the April 2023 Warrants, in which the exercise price of these warrants was adjusted to $9.70 per share, resulting in recording a deemed dividend of approximately $1.0 million.
▪
On December 6, 2023, the stock issuance under December 2023 Offerings triggered a down round provision for 828,070 warrants issued under the April 2023 Warrants, in which the exercise price of these warrants was adjusted to $7.60 per share, resulting in recording a deemed dividend of approximately $0.2 million.

The 750,000 of December 2023 Warrants do not include a down round provision. However, pursuant to a Letter Agreement related to the February 2024 Registered Direct Offering, we agreed to adjust the exercise price for 25,000 of these warrants. This adjustment will set the exercise price to the common stock's Minimum Price as of June 6, 2024. For additional details, refer to Note 28, Subsequent Events.

In addition, the exercise price of an aggregate of 259,259 of the June 2022 Warrants was reduced to $9.50 under June 2022 Warrant Amendment. In accordance with ASC 815-40, the effect of a modification was measured as the excess of the fair value of the modified warrants over the fair value of that warrants immediately before it was modified and recorded as non-cash issuance cost of $0.9 million which was recorded as a reduction to Additional paid-in capital of stockholders' equity on the Consolidated Balance Sheet as of December 31, 2023.

During the year ended December 31, 2022, we granted 3,000 five-year warrants to purchase common stock to external consultants as stock-based compensation. The warrants have an exercise price of $118.00 per share, based on the closing price of our common stock on May 10, 2022.

On June 27, 2022, we issued 370,370 warrants which are exercisable six months after the date of issuance, expire five and a half years from the date of issuance and have an exercise price of $175.00 per share of common stock as part of the registered direct offering. Of which, 259,259 June 2022 Warrants had been amended as part of the December 2023 Offerings, in which the exercise price per share was reduced to $9.50. Further, June 2022 Warrants representing an aggregate of 74,074 share of common stock are subject to the Letter Agreement entered into in connection with the February 2024 RDO Offering, in which we agreed to reduce the exercise price per share of the amended June 2022 Warrants to be the Minimum Price of the common stock on June 6, 2024. See Note 28, Subsequent Events, for further information.

The fair value of warrants and broker warrants that were issued and estimated using the Black-Scholes option pricing model have the following inputs and assumptions:

	Year ended December 31,
	2023	2022
Weighted average grant date fair value	$12.00	$53.00
Weighted average expected volatility	85%	89%
Weighted average risk-free interest rate	4.11%	3.18%
Weighted average dividend yield	0.00%	0.00%
Weighted average term of warrants	4.8 years	5.0 years

12. Stock-based Payments

On December 3, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan to utilize the 35,000 shares reserved and unissued under the Torchlight 2015 Stock Option and Grant Plan and the 64,457 shares reserved and unissued under the MMI 2018 Stock Option and Grant plan to set the number of shares reserved for issuance under the 2021 Equity Incentive Plan at 349,457 shares.

The 2021 Equity Incentive Plan allows the grants of non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors, and consultants.

DSU Plan

Each unit is convertible at the option of the holder into one common share of the Company.

On March 28, 2013, we implemented a Deferred Stock Unit ("DSU") Plan for our directors, employees and officers. Each unit is convertible at the option of the holder into one common share of the Company. Eligible individuals are entitled to receive all DSUs (including dividends and other adjustments) no later than December 1st of the first calendar year commencing after the time of termination of their services.

The following table summarizes the change in DSUs of the Company:

	Number of DSUs (#)	Weighted Average grant date fair value
Outstanding, December 31, 2021	36,470	$21.82
Granted	2,632	$171.00
Outstanding, December 31, 2022	39,102	$31.86
Granted	11,155	$15.55
Outstanding, December 31, 2023	50,257	$29.57

For the year ended December 31, 2023, we recorded $0.1 million of stock-based compensation expense. As of December 31, 2023, there was $0.1 million unrecognized compensation cost related to unvested DSUs.

RSU Plan

Each RSU unit is convertible at the option of the holder into one common share of the Company upon meeting the vesting conditions.

Total stock-based compensation expense related to RSUs included in the Consolidated Statements of Operations and Comprehensive Loss was as follows:

	Year ended December 31,
	2023	2022
Cost of sales	$334,645	$544,468
Selling & marketing	(35,411)	376,449
General & administrative	(236,857)	1,631,995
Research & development	(57,612)	2,101,035
	$4,765	$4,653,947

As of December 31, 2023 and 2022, the unrecognized compensation cost related to unvested RSUs was $2.1 million and $5.7 million, respectively. This cost will be recognized over the next four years.

The following table summarizes the change in outstanding RSUs:

	Number of RSUs #	Weighted Average grant date fair value
Outstanding, December 31, 2021	3,000	$642.67
Granted	72,073	$145.44
Forfeited	(3,264)	$159.84
Vested and settled	(6,739)	$115.11
Outstanding, December 31, 2022	65,070	$171.00
Granted	170,925	$18.05
Forfeited	(127,187)	$238.92
Vested and settled	(18,083)	$43.85
Outstanding, December 31, 2023	90,725	$49.16

Vested but not yet settled, December 31, 2023	2,230	$7.77

Employee Stock Option Plan

Each stock option is convertible at the option of the holder into one common share of the Company.

Total stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Loss was as follows:

	Year ended December 31,
	2023	2022
Sales & marketing	$6,022	$195,041
General & administrative	(221,099)	5,930,518
Research & development	133,777	2,490,979
	$(81,300)	$8,616,538

As of December 31, 2023 and 2022, the unrecognized compensation cost related to unvested stock options was $0.9 million and $4.1 million, respectively. This cost will be recognized over the next four years.

The following table summarizes the change in outstanding stock options of the Company:

		Average	Average
		exercise	exercise
		price per	remaining	Aggregate
	Number of options # [1]	stock option	contractual term (years)	intrinsic value
Outstanding, December 31, 2021	214,046	$46.00	7.34	$56,924,556
Granted	143,190	$140.74
Exercised	(16,885)	$27.00
Forfeited	(4,401)	$102.37
Outstanding, December 31, 2022	335,950	$80.00	9.31	$17,611,251
Granted	62,961	$15.58
Exercised	(26,351)	$27.00
Forfeited	(183,020)	$84.75
Outstanding, December 31, 2023	189,540	$62.23	4.68	$—

Exercisable, December 31, 2023	121,356	$69.97	3.67	$—

Below is a summary of the outstanding options as of December 31, 2023 and December 31, 2022:

	As of December 31,
	2023		2022
Range of exercise price	Number outstanding #	Number exercisable #	Number outstanding #	Number exercisable #
$12.00 - $27.00	124,383	75,457	181,286	155,493
$89.00 - $100.00	14,918	11,793	29,847	18,224
$117.00 - $126.00	15,029	8,446	27,827	9,321
$131.00 - $158.00	24,460	16,286	67,299	30,547
$197.00 - 200.00	10,750	9,374	29,691	29,691
	189,540	121,356	335,950	243,276

The fair value of options granted was estimated at the grant date using the following weighted-average assumptions:

	Year ended December 31,
	2023	2022
Weighted average grant date fair value	$14.00	$81.00
Weighted average expected volatility	87%	81%
Weighted average risk-free interest rate	4.16%	2.56%
Weighted average expected life of the options	5.07 years	4.19 years

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

13. Income Taxes

Losses before income taxes were as follows:

	Year ended December 31,
	2023	2022
United States	$(305,558,883)	$(58,490,568)
Foreign	(96,016,868)	(26,445,816)
Loss before income taxes	$(401,575,751)	$(84,936,384)

Significant components of the income tax provisions were as follows:

	Year ended December 31,
	2023	2022
Current tax expense:
United States	$1,737	$1,256
Foreign	—	—
Current tax expense	1,737	1,256
Deferred tax benefit:
United States	—	(4,893,000)
Foreign	(3,345,950)	(942,416)
Deferred tax benefit	(3,345,950)	(5,835,416)
Income tax recovery	$(3,344,213)	$(5,834,160)

We have determined the deferred tax position in accordance with ASC Topic 740, Income Taxes, resulting in recognition of deferred tax liabilities for future reversing of taxable temporary differences primarily for intangible assets. During the year ended December 31, 2022, we recorded a deferred tax liability of $4.9 million from the Optodot acquisition, which was recognized as a reduction to our valuation allowance resulting in a net tax benefit of $4.9 million for the year ended December 31, 2022.

The income tax provision differs from the amount computed by applying the federal income tax rate of 21% for 2023 (2022 - 21%) to the loss before income taxes as a result of the following differences:

	Year ended December 31,
	2023	2022
Tax computed at federal statutory rate (21%)	$(84,364,447)	$(17,836,641)
State income taxes, net of federal benefit	(1,735,944)	(1,428,381)
Capital loss	(910,340)	(7,192,458)
Goodwill impairment	59,242,764	—
Other permanent items	1,697,269	(3,750,116)
Foreign currency and other	—	185,860
Research and development credit	(508,993)	(319,137)
Foreign rate differential	(5,405,405)	(1,484,069)
Provision to return	(11,394)	1,595,074
Deferred true-ups	1,674,700	1,525,095
Change in valuation allowance	26,977,577	22,870,613
Income tax recovery	$(3,344,213)	$(5,834,160)
Effective tax rate	0.83%	6.87%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2023	2022
Deferred tax assets
Non-capital losses	$39,878,943	$30,527,370
Capital loss carryforward	7,564,389	7,228,389
Stock-based compensation	5,346,259	5,718,562
Allowance for doubtful accounts	—	4,609,247
Research and development tax credits	5,031,651	2,824,760
Research and development expense capitalization	3,888,782	2,198,314
Reserves and other accruals	1,955,147	1,144,703
Operating lease right-of-use assets	1,607,756	808,717
Property plant and Equipment	7,063,161	—
Intangible assets	89,934	72,895
Other assets	173,453	37,426
Total gross deferred tax assets	72,599,475	55,170,383
Less: valuation allowance	(68,666,432)	(41,688,855)
	3,933,043	13,481,528
Deferred tax liabilities
Intangible assets	(3,658,773)	(12,355,386)
Property, plant and equipment	—	(2,791,147)
Long-term operating lease liabilities	(134,855)	(1,234,015)
Long-term debt	(139,415)	(189,260)
Funding obligation	—	(112,974)
Other liabilities	—	(52,731)
	(3,933,043)	(16,735,513)
Net deferred tax liability	$—	$(3,253,985)

At December 31, 2023, we have a net operating loss carryforwards (“NOLs”) of approximately $143.9 million (2022: $111.4 million) that can be used to offset future taxable income, and such NOLs, as well as timing differences from certain financial instruments, result in a gross deferred tax asset of approximately $72.6 million (2022: $55.2 million). These NOLs begin to expire in 2028.

In evaluating its valuation allowance, we consider all available positive and negative evidence, including projected future taxable income and recent financial performance. Due to uncertainty with respect to the ultimate realizability of these deferred tax assets, we have recorded a valuation allowance of approximately $68.7 million (2022: $41.7 million).

14. Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented:

	Year ended December 31,
	2023	2022
Numerator:
Net loss	$(398,231,538)	$(79,102,224)
Deemed dividends for down round provision in warrants	(3,283,667)	—
	$(401,515,205)	$(79,102,224)
Denominator:
Weighted-average shares, basic	5,763,446	3,283,505
Weighted-average shares, diluted	5,763,446	3,283,505
Net loss per share
Basic	$(69.67)	$(24.09)
Diluted	$(69.67)	$(24.09)

The following potentially dilutive shares were not included in the calculation of diluted shares above as the effect would have been anti-dilutive:

	As of December 31,
	2023	2022
Options	189,540	335,950
Warrants	1,974,280	399,209
RSUs	90,725	65,070
DSUs	50,257	39,102
	2,304,802	839,331

15. Additional Cash Flow Information

The net changes in operating assets and liabilities consisted of the following:

	As of December 31,
	2023	2022
Grants receivable	$(3,689)	$172,765
Inventory	(372,601)	(319,116)
Accounts and other receivables	(29,357)	287,320
Prepaid expenses and other current assets	2,530,367	(4,799,174)
Trade payables, accruals and other accruals	22,428	5,410,515
Restructuring costs accrual	1,181,781	—
Due from related party	(21,666)	(108,102)
Operating lease Right-of-use Asset	—	(231)
Operating lease liabilities	(1,522,283)	(997,067)
	$1,784,980	$(353,090)

16. Fair Value Measurements

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

The fair value of our notes receivable from Next Bridge as of December 31, 2022 was classified at Level 3 in the fair value hierarchy. See Note 5 for further details.

The fair values of operating lease liabilities, and long-term debt would be classified at Level 3 in the fair value hierarchy, as each instrument is estimated based on unobservable inputs including discounted cash flows using the market rate, which is subject to similar risks and maturities with comparable financial instruments as at the reporting date.

Carrying values and fair values of financial instruments that were not carried at fair value are as follows:

	2023		2022
Financial liability	Carrying value	Fair value	Carrying value	Fair value
Funding obligation	$982,912	$982,912	$180,705	$85,411
Operating lease liabilities	$7,426,520	$9,782,069	$4,342,157	$5,666,940
Long-term debt	$3,724,617	$3,970,061	$3,553,955	$2,663,460

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. For the year ended December 31, 2023, the carrying value of certain asset groups was remeasured to fair value on a nonrecurring basis as a result of our impairment assessment. The fair value of each asset group was calculated utilizing an income approach. The income approach uses a discounted cash flow model that requires various observable and non-observable inputs, the most significant of which is estimated income. We also considered measures of fair value using the market approach; however, limited observable market transactions or market information was available. As such, the income approach was used to maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The resulting estimate of fair value for each asset group using the income approach and the above Level 3 estimates was less than the corresponding carrying value for each asset group, which resulted in an aggregate pre-tax impairment charge of $65.6 million. See Note 24, Realignment and Consolidation Plan, for further information. There were no other assets measured at fair value on a nonrecurring basis as of, or for the year ended, December 31, 2023 and 2022.

17. Revenue

We have one operating segment based on how management internally evaluates separate financial information, business activities and management responsibility.

Revenues were disaggregated as follows:

	Year ended December 31,
	2023	2022
Product sales	$117,354	$1,211,746
Licensing revenue	625,151	337,876
Contract revenue(1)	5,743,233	8,471,243
Other development revenue	1,479,908	179,302
Development revenue	7,223,141	8,650,545
	$7,965,646	$10,200,167

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

We currently derive a significant portion of our revenue from development services with a G10 central bank. These development services incorporate both nano-optic and optical thin film technologies and are focused on developing authentication features for future banknotes. In 2021, we acquired a development contract for up to $41.5 million over a period of up to five years. In August 2023 and September 2023, we were awarded $2.1 million and $6.2 million purchase orders, respectively, under this contract. Including those new purchase orders, we have received a total of $22.7 million in purchase orders under the development contract as of December 31, 2023.

In addition, during the year ended December 31, 2023, we entered into a joint development agreement, or the JDA, with a global battery maker under which we provide research and development services in exchange for total consideration of $1.5 million. The contractual term of the JDA is 12-months ("Performance Period"). Because our research and development work, which is a single performance obligation, will be provided evenly throughout the Performance Period, we recognize revenue from the JDA based on a straight-line basis, as a time-based method, in accordance with ASC 606, Revenue Recognition. During the year ended December 31, 2023, we recognized $1.1 million from the JDA.

For the year ended December 31, 2023, revenue from those two customers, each representing more than 10% of the total revenue, accounted for $5.7 million, or 71.0%, and $1.1 million, or 14.1%, of total revenues, respectively.

For the year ended December 31, 2022 revenue from the G10 central bank accounted for $8.6 million, or 84%, of total revenue.

18. Deferred Revenue

The company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by the revenue recognized in the period. Revenues of $0.2 million and $0.1 million were recognized during the years ended December 31, 2023 and December 31, 2022, respectively, which amounts were included in the deferred revenue balances of $1.2 million and $1.4 million as of December 31, 2022 and December 31, 2021, respectively.

Deferred revenue as of December 31, 2023 and 2022 consisted of the following:

	As of December 31,
	2023	2022
Holography-exclusive rights(1)	$491,344	$575,770
Holography-advance against PO(2)	470,588	459,539
Nanoweb -advance payment	110,700	175,000
Deferred revenue (JDA with the global battery maker)(3)	375,000	—
Authentication - deferred revenue	25,960	—
	1,473,592	1,210,309
Less: current portion	(1,054,557)	(730,501)
	$419,035	$479,808

(1)

On September 18, 2018, we signed an exclusive distribution agreement with Satair A/S for a term of 10 years. According to this agreement, the Company grants Satair A/S the exclusive right to sell, market, and distribute eyewear and visor products incorporating metamaterial-based laser protection technology that are developed or manufactured by the Company for use in aviation, military, and defense. On September 13, 2018, we received a fee of $1.0 million for the exclusive distribution rights granted under this agreement and the payment was recognized as deferred revenue on the consolidated balance sheets. It will be accounted as development revenue over a period of 8 years and no repayment of the $1.0 million is required if the contract termination is after the 8th anniversary of the effective date. During the year ended December 31, 2023, we have recognized $84,426 (2022: $99,629) as development revenue related to this agreement.

(2)

On July 20, 2018, we received a purchase order for MetaVisor (eyewear/eye protection) from Satair A/S for $2.0 million. On November 7, 2018, we received a partial advance payment of $0.5 million against this purchase order. We have set up a guarantee/standby letter of credit with Royal Bank of Canada ("RBC"). In the event we fail to deliver the product as per the contract or refuse to accept the return of the product as per the buyback clause of the contract or fails to repay the advance payment in accordance with the conditions of the agreement signed with Satair on September 18, 2018, Satair shall draw from the letter of credit with RBC. As of December 31, 2023, no amount has been drawn from the letter of credit with RBC. Refer to Note 27 for information regarding the letter of credit.

(3)

In March 2023, we entered into the JDA with the global battery maker under which we provide research and development services in exchange for total consideration of $1.5 million. The consideration is recognized over the 12 months of the performance period. The remaining balance of $0.4 million is expected to be recognize in fiscal year 2024.

19. Deferred Government Assistance

Deferred Government Assistance

	As of December 31,
	2023	2022
SDTC(1)	$572,267	$799,490
Deferred government assistance(2)	409,835	319,017
	982,102	1,118,507
Less: current portion	(590,954)	(799,490)
	$391,148	$319,017

(1)

On May 15, 2018, we entered into an agreement with the Canada Foundation for Sustainable Development Technology a (“SDTC”) for $4.2 million. The contribution provides funding for eligible costs incurred relating to the further development and demonstration of technology related to solar cells in connection with the project entitled “Enabling solar flight a testing ground for lightweight and efficient solar panels”. On March 30, 2021, we have received an additional 5% contribution from SDTC of $0.2 million. During the year ended December 31, 2023, we have recognized $0.1 million (2022: $Nil) as government assistance in the Consolidated Statements of Operations and Comprehensive Loss.

(2)

On November 10, 2022, we entered into an agreement with the EDC for $1.5 million. The contribution provides funding for eligible costs incurred relating to improvement of the Thurso facilities and the acquisition of digital production equipment. On December 20, 2022, we have received approximately $1.1 million of the total contribution and as of December 31, 2023 we have recognized $0.4 million in deferred government assistance. During the year ended December 31, 2023, we have recognized $Nil (2022: $Nil) as government assistance in the Consolidated Statements of Operations and Comprehensive Loss.

Government Assistance Recognized in the Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2023	2022
SR&ED	$434,517	$—
SDTC	85,915	—
Payroll subsidies	62,324	77,075
Amortization of deferred government assistance	—	3,047
R&D tax credit	—	138,410
	$582,756	$218,532

20. Interest Expense, net

	Year ended December 31,
	2023	2022
Non-cash interest accretion	$(372,000)	$(403,317)
Interest & bank charges	(55,756)	133,518
Interest income	49,099	95,565
	$(378,657)	$(174,234)

21. Other Expenses, net

	Year ended December 31,
	2023	2022
O&G assets maintenance cost (1)	$—	$(3,859,851)
Credit loss expense	(1,799,977)	—
Interest income from Next Bridge	966,827	—
Government assistance (Note 19)	582,756	218,532
Other income	335,163	72,038
Fair value gain (loss) on long-term debt	(53,711)	56,185
Fair value gain (loss) on funding obligation (Note 22)	(768,449)	79,339
	$(737,391)	$(3,433,757)

(1)

We incurred costs in relation to certain drilling activity carried out at our Oil and Gas properties, to remain in compliance with all aspects of our lease obligations and to satisfy the Continuous Drilling Clause ("CDC") with University Lands. Subsequent to December 14, 2022, these oil and gas assets, and the associated lease obligations, are no longer owned by us, as they formed part of the net assets deconsolidated as part of the Next Bridge spin-off (see Note 5).

22. Funding Obligation

In June 2019, we entered into a statement of work (“SOW”) with a third party for the purchase of manufacturing equipment. The SOW was initiated based on the Industrial and Regional Benefits general investment funding between the third party and the Government of Canada. We received the funds in two tranches after achieving two milestones as per the SOW, totaling CA$1.3 million. The funds are repayable based on 10% of revenue from the sale of holographic film that is produced using the related manufacturing equipment paid for under this funding obligation.

	As of December 31,
	2023	2022
Outstanding obligation(1)	$982,912	$959,835
Fair value of interest-free component	—	(852,573)
Principal adjusted for interest-free component	982,912	107,262
Accumulated non-cash interest accretion	—	73,443
Carrying amount	982,912	180,705
Less current portion	(982,912)	—
	$—	$180,705

(1)

The amounts received under the agreement have been recorded at fair value by applying the effective interest rate method on the dates the funding was received, using an estimated market interest rate of 15%. During the year ended December 31, 2022, we elected to bring the market interest rate to current rates and increased it to 19.17%. Following management discussions, the revenue generation ability from the manufacturing equipment bought under the funding obligation was reduced, resulting in a longer repayment period. For the year ended December 31, 2022, the combination of these two changes prompted us to recognize a gain of $0.1 million in the Consolidated Statements of Operations and Comprehensive Loss.

During the year ended December 31, 2023, after assessing a lack of projected revenue, we determined that the funding obligation’s carrying value equals its fair value because it is now repayable upon demand, resulting in recording non-cash adjustment to funding obligation of $0.8 million. The funding obligation has also been reclassified to current liabilities within the Consolidated Balance Sheet as of December 31, 2023.

23. Leases

We lease certain properties under non-cancelable operating leases in USA, Canada, United Kingdom, and Greece for production, research and development and administration for varying periods through June 2034. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal option in determining the lease term for calculating its lease liabilities, as there options are not reasonably certain of being exercised.

During the years ended December 31, 2023, we commenced the following leases:

Billerica Office Lease

On October 1, 2022, we entered into an operating lease agreement for the space of approximately 12,655 square feet on the 2nd Floor of a commercial building located in Billerica, Massachusetts, USA, in two separate sections: 8,097 Rentable Square Footage (the "Phase 1 lease") and 4,558 Rentable Square Footage (the "Phase 2 lease"). The lease term is five years and six months for the Phase 1 lease commencing from July 1, 2023, the delivery date of the Phase 1 lease, on which the space became ready for use (the "lease commencement date"), with an option to renew the lease for an additional five years. The lease term for the Phase 2 lease depends on the delivery of the Phase 2 lease, commencing on the delivery date of Phase 2 lease, on which the space will be made readily available, and ending in December 2028, with an option to renew the lease for an additional five years. Since the lease commencement date, the Phase 1 lease requires monthly lease payments of approximately $19,543 over the entire lease term, subject to 3% annual upward adjustment, and additional monthly lease payments, total of 0.1 million over five years for lease improvements made by a landlord. The lease expense is recognized on a straight-line basis over the lease term of five years and six months. The Phase 2 lease is anticipated to commence in fiscal 2025. We recognized $1.1 million of lease liability and ROU asset for the Phase 1 lease, as of the lease commencement date.

Columbia Office Lease

In September 2022, we entered into an operating lease agreement for the space of approximately 11,642 square feet for an office in a building located in Columbia, Maryland, USA for 11 years from the commencement date of June 23, 2023, with an option to renew the lease for an additional 5 years (the "Columbia office lease"). There are step-up lease payments for each 12-month period from lease commencement, with the first 12 months fully abated. The agreement also provides the one-time option to terminate the lease effective as of the last date of the 73rd month of the lease term. We did not include the effects of exercising those options in the lease term to calculate lease liability because we concluded it is not reasonably certain that we will exercise the options. As of the lease commencement date of June 23, 2023, we recorded $2.2 million of lease liability and $2.2 million of ROU assets associated with the Columbia office lease. The lease expense is recognized on a straight-line basis over the lease term of 11 years.

Total operating lease expense included in the Consolidated Statements of Operations and Comprehensive Loss is as follows:

	Year ended December 31,
	2023	2022
Operating lease expense	$2,248,287	$2,057,157
Short term lease expense	311,107	584,645
Variable and other lease expense	533,621	263,500
Total	$3,093,015	$2,905,302

We elected the practical expedient to not capitalize any leases with initial terms of less than twelve months on our balance sheet and include them as short-term lease expense in the Consolidated Statements of Operations and Comprehensive Loss.

ROU assets are reviewed for impairment when indicators of impairment are present in accordance with the impairment guidance in ASC 360, Property, Plant, and Equipment. During the year ended December 31, 2023, under the Realignment and Consolidation Plan focusing on optimizing operational efficiencies, we strategically realigned our investment toward core business units expected to enhance near-term cash flows. This strategic realignment resulted in the identification of impairment indicators for asset groups in certain office locations. See Note 24, Realignment and Consolidation Plan, for further information.

The evaluation concluded that the carrying amounts of these asset groups exceeded their fair values, leading to an impairment loss on ROU assets of $6.9 million, which is included in Impairment of long-lived assets in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023. We recognized no impairment of ROU assets for the year ended December 31, 2022.

The fair value of impaired asset groups was determined based on the Discounted Cash Flow Method, which is classified within Level 3 of the fair value hierarchy. See Note 16, Fair Value Measurements, for further details.

Future minimum payments under non-cancelable operating lease obligations were as follows as of December 31, 2023:

2024	$1,969,721
2025	1,732,924
2026	1,590,697
2027	1,172,341
2028	1,180,761
Thereafter	3,834,677
Total minimum lease payments	11,481,121
Less: interest	(4,054,601)
Present value of net minimum lease payments	7,426,520
Less: current portion of lease liabilities	(1,452,863)
Total long-term lease liabilities	$5,973,657

Supplemental balance sheet information related to leases is as follows:

	Year ended December 31,
	2023	2022
Weighted Average Remaining Lease Term	5 years	5 years
Weighted Average Discount Rate	12.84%	17.17%

24. Realignment and Consolidation Plan

On June 6, 2023, our board of directors approved the Realignment and Consolidation Plan pursuant to which we have begun, but not yet completed, a process for increased focus on key applications with the greatest near-term revenue potential, and of realignment our resources and structure for reduced operating expenses. This strategic initiative is designed to adapt to changing market conditions, accelerate revenue, enhance efficiency, and reduce our cash burn rate.

During the year ended December 31, 2023, we recognized $3.9 million of restructuring expense in relation to the plan, which consisted of severance payments for actual and expected terminations under the Realignment and Consolidation Plan. We accrue costs in connection with ongoing restructuring actions. These accruals include estimates primarily related to employee headcount, local statutory benefits, and other employee termination costs. We calculate severance obligations based on standard practices or the contractual obligations if applicable. As of December 31, 2023, we recorded $1.2 million provisions for severance payments and contract termination costs when probable and estimable since we committed to the Realignment and Consolidation Plan. These accruals have been reviewed on a quarterly basis and changes to restructuring actions are appropriately recognized when identified. We also have one-time benefit arrangements with certain employees, which has been recorded in accordance with ASC 420 where a one-time termination benefit is accrued when the terms of the benefit arrangement is communicated to the affected employees and may be spread over a future service period through the termination date.

Cash payments in the year ended December 31, 2023 were $2.7 million. The costs related to restructuring activities have been recorded in the restructuring expense on the Consolidated Statement of Operations and Comprehensive Loss.

During the fourth quarter ending December 31, 2023, we identified indicators of impairment associated with certain technology asset groups. This identification was based on our ongoing evaluation of asset utility and alignment with strategic investment priorities, consideration for current year performance relative to expectations, in particular for the period subsequent to the Realignment and Consolidation Plan, as well as our updated assessment of the future cash flow generation from these asset groups. As a result of this assessment, all asset groups were subject to impairment testing other than the asset group related to Authentication technology. Additionally, lease-related assets intended for subletting were classified as single asset groups because the offices were vacated for subleasing as of December 31, 2023. Consequently, we recorded a non-cash impairment loss of $65.6 million, which consisted of the following:

•
a $32.2 million impairment of Intangible assets, which was mainly related to patents and trademarks we acquired as part of the PAL acquisition and the Optodot acquisition;

•
a $26.5 million impairment of Property, plant and equipment, which was related to Holography and Wireless Sensing and Radio Wave Imaging technology asset groups, as well as core-business asset groups other than the Authentication technology asset group. It includes $17.7 million impairment of leasehold improvements related to the office located in Dartmouth, Nova Scotia; and
•
a $6.1 million impairment of ROU assets of the offices and facilities related to the Holography and Wireless Sensing and Radio Wave Imaging technology asset groups, as well as core-business asset groups other than the Authentication technology asset group, which are located in Dartmouth, Nova Scotia, Pleasanton, California, Columbia, Maryland, Billerica, Boston, and Oxford, United Kingdom.
•
a $0.8 million impairment of ROU assets and the related assets of the offices and facilities subject to a sublease or lease assignment arrangement, which are located in Pleasanton, California, Burnaby, British Columbia, and Athens, Greece.

25. Segment and Geographic Information

We have a single operating segment and reportable segment. Our Chief Executive Officer and former Chief Financial Officer were identified as the chief operating decision makers as of December 31, 2023. Our chief operating decision makers review financial information presented as one operating segment for the purpose of making decisions, allocating resources and assessing financial performance.

Our net revenues by major geographic area (based on destination) were as follows:

	Year ended December 31,
Revenue by geography	2023	2022
United States
Product sales	$48,245	$415,578
Development revenue	7,072,202	8,631,248
Licensing revenue	250,649	158,931
Canada
Product sales	24,204	246,249
Development revenue	—	—
Licensing revenue	112,110	45,881
Other Countries
Product sales	44,905	549,919
Development revenue	150,939	19,297
Licensing revenue	262,392	133,064
Total revenue	$7,965,646	$10,200,167

Property, plant and equipment, net per geographic region were as follows:

	Year ended December 31,
Property, plant and equipment, net	2023	2022
United States	$—	$6,238,328
Canada	18,333,413	35,596,217
Other countries	268,201	840,154
Total property, plant and equipment, net	$18,601,614	$42,674,699

26. Related Party Transactions

As of December 31, 2023, and December 31, 2022, receivables due from a related party (Lamda Guard Technologies Ltd) and certain of its owners were $29,906 and $8,461, respectively.

27. Commitments and Contingencies

Legal Matters

Securities class action

On January 3, 2022, a putative securities class action lawsuit was filed in the U.S. District Court for the Eastern District of New York captioned Maltagliati v. Meta Materials Inc., et al., No. 1:21-cv-07203, against us, our then current Chief Executive Officer, our then current Chief Financial Officer, Torchlight’s former Chairman of the board of directors, and Torchlight’s former Chief Executive

Officer. On January 26, 2022, a similar putative securities class action lawsuit was filed in the U.S. District Court for the Eastern District of New York captioned McMillan v. Meta Materials Inc., et al., No. 1:22-cv-00463. The McMillan complaint names the same defendants and asserts the same claims on behalf of the same purported class as the Maltagliati complaint. The complaints, purportedly brought on behalf of all purchasers of our publicly traded securities from September 21, 2020 through and including December 14, 2021, assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or the Exchange Act, arising primarily from a short-seller report and statements related to our business combination with Torchlight. The complaints seek unspecified compensatory damages and reasonable costs and expenses, including attorneys’ fees. On July 15, 2022, the Court consolidated these actions under the caption In re Meta Materials Inc. Securities Litigation, No. 1:21-cv-07203, appointed lead plaintiffs and approved the lead plaintiffs’ selection of lead counsel. Lead plaintiffs filed a consolidated complaint on August 29, 2022. We moved to dismiss that complaint on October 13, 2022. The Court granted our motion to dismiss on September 29, 2023 and entered judgment on the defendants' behalf on October 3, 2023. On October 27, 2023, the lead plaintiffs filed a motion to vacate judgment and for leave to amend the pleadings. On October 27, 2023, the lead plaintiffs filed a motion to vacate judgment and for leave to amend the pleadings. This motion attached a proposed amended consolidated complaint which, among other things, shortened the class period to December 14, 2021, removed the Securities Act claims, removed the former Chief Financial Officer as a defendant, and removed certain alleged misrepresentations. We filed an opposition to the motion to vacate judgment and for leave to amend on November 13, 2023 and lead plaintiffs filed a reply on November 27, 2023.

On December 20, 2023, we reached an agreement to settle this securities class and the Nevada Shareholder Action (described below) on a class-wide basis for a combined $3.0 million, of which at least $2.85 million will be paid by our insurers (“Proposed Class Actions Settlement”). On January 19, 2024, the parties executed a formal Stipulation of Settlement and the plaintiffs filed a motion for preliminary approval of the Proposed Class Actions Settlement. The settlement is still subject to final approval of the court; however on February 6, 2024, the court granted preliminary approval of the Proposed Class Actions Settlement. As of December 31, 2023, we recognized the legal settlement payment of $3.0 million in Accruals and other payables in the Consolidated Balance Sheet. In addition, we recognized the corresponding receivable for insurance proceeds which was included in Prepaid expenses and other current assets of the Consolidated Balance Sheet as of December 31, 2023.

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

Nevada shareholder action

On September 21, 2023, a putative shareholder class action was filed in the Eighth Judicial District Court Clark County, Nevada captioned Denton v. Palikaras, et al., No. A-23-878134-C. The complaint names us as defendants along with certain of our former officers and certain former Torchlight officers and directors. The complaint alleges claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, arising from our business combination with Torchlight. The complaint seeks, among other things, unspecified damages, interest, and an award of costs and fees to plaintiffs, including attorneys’ fees. On December 20, 2023, we reached an agreement to settle the Nevada Shareholder Action and the security class action described above on a class-wide basis for a combined $3.0 million, of which at least $2.85 million will be paid by our insurers. On January 19, 2024, the parties executed a formal Stipulation of Settlement and the plaintiffs filed a motion for preliminary approval of the Proposed Class Actions Settlement. The settlement is still subject to final approval of the court, however on February 6, 2024, the court granted preliminary approval of the Proposed Class Actions Settlement.

Westpark capital group

On July 25, 2022, Westpark Capital Group, LLC ("Westpark") filed a complaint in Los Angeles County Superior Court against us for breach of contract, alleging that it is owed a $0.5 million commission as a placement agent with respect to our June 2022 direct offering. On August 31, 2022, we filed an answer to the complaint. We dispute that WestPark Capital Group placed the investor in the direct offering and is owed a commission. We recorded a liability of $0.3 million related to the claim from Westpark in Accruals and other payables in the Consolidated Balance Sheet as of December 31, 2023 based on our best estimate of the outflow required to settle the claim.

SEC investigation

In September 2021, we received a subpoena from the Securities and Exchange Commission, Division of Enforcement, in a matter captioned In the Matter of Torchlight Energy Resources, Inc. The subpoena requested that we produce certain documents and information related to, among other things, the merger involving Torchlight.

On July 20, 2023, the enforcement staff of the SEC provided us, Torchlight's former Chief Executive Officer, John Brda, and our former Chief Executive Officer, George Palikaras, with Wells Notices relating to the SEC investigation (the "Wells Notice"). The Wells Notices each state that the SEC staff has made a preliminary determination to recommend that the SEC file a civil enforcement action against the recipients alleging violations of certain provisions of the U.S. federal securities laws. Specifically, the Wells Notice received by us states that the proposed action would allege violations of Section 17(a) of the Securities Act; Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder; and Regulation FD.

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

We have made an offer of settlement to the Staff of the SEC’s Division of Enforcement to resolve the matter. The Proposed SEC Settlement is subject to approval by the SEC Commissioners. We cannot predict whether or when the Proposed SEC Settlement will be approved. If the Commissioners approve the Proposed SEC Settlement, the Commission will enter a cease- and-desist order (the “Order”) in connection with certain antifraud, reporting, books and records, and internal accounting control provisions of the securities laws. Under the terms of the Proposed SEC Settlement, we would neither admit nor deny the findings in the Order. If approved, in connection with the Proposed SEC Settlement, we will pay a civil money penalty in an amount of $1.0 million in four (4) installments over the period of one (1) year pursuant to an agreed upon payment plan. We recorded the $1.0 million in Accruals and other payables in the Consolidated Balance Sheet as of December 31, 2023.

Claim for breach of contract

On February 8, 2024, M.R.S. Construction Limited (“MRS”) filed a notice of action in the Supreme Court of Nova Scotia against Metamaterial Technologies Canada Inc., our subsidiary, for breach of contract, alleging that it is owed $1.0 million in fees. The case is currently pending. The $1.0 million has been recorded in Trade payables in the Consolidated Balance Sheet as of December 31, 2023.

Contractual Commitments and Purchase Obligations

We are party to various contractual obligations. Some of these obligations are reflected in our financial statements, such as liabilities from debt obligations and commitment in relation to Realignment and Consolidated Plan, while other obligations, such as purchase obligations, are not reflected on our Consolidated Balance Sheets.

The following table and discussion summarizes our contractual cash obligations other than the lease payment obligations shown in the Note 23, Leases, as of December 31, 2023, for each of the periods presented:

	Long-term debt	Other contractual commitment	Total
2024	$1,050,216	$1,181,067	$2,231,283
2025	1,024,281	118,851	1,143,132
2026	1,182,354	29,713	1,212,067
2027	560,974	—	560,974
2028	555,706	—	555,706
Thereafter	662,519	—	662,519
	$5,036,050	$1,329,631	$6,365,681

Other contractual commitments are legally enforceable agreements to purchase goods or services that have fixed or minimum quantities and fixed or minimum variable price provisions. Amounts in the schedule above approximate the timing of the underlying obligations. Included are the following:

a)
In September 2022, we entered into a supply agreement with an American paint and coatings company to purchase at least 20,000 pounds of raw materials (the "Minimum Purchase Obligation") in the three years from September 29, 2022. The total contract price for the minimum purchase obligation is $1.1 million. As of December 31, 2023, we have $0.7 million in non-cancelable orders, with $0.4 million of this amount recorded under Accruals and other payables in the Consolidated Balance Sheet.

b)
On September 30, 2022, we entered into an amended supply agreement with a German manufacturer who supplies holographic raw materials for the three years from November 1, 2020. As of December 31, 2023, we have a non-cancelable order of $0.3 million.

Other commitments not included in the contractual cash obligations table above

a)
During 2018, we arranged a guarantee/standby letter of credit with RBC in favor of Satair A/S for $0.5 million in relation to an advance payment received. In the event we fail to deliver the product as per the contract or refuse to accept the return of the product as per the buyback clause of the contract or fails to repay the advance payment in accordance with the conditions of the agreement signed with Satair on September 18, 2018, Satair shall draw from the letter of credit with RBC. Borrowings from the letter of credit with RBC are repayable on demand. The letter of credit is secured by restricted cash.
b)
On January 15, 2021, Nanotech purchased six patents for $0.1 million and we agreed to share 10% of any revenues related to the patents received from a specific customer for a period of two years and ongoing royalties of 3% to 6% on other revenues derived from these patents for a period of five years. There were no royalties during the year ended December 31, 2023 (2022 - $Nil).
c)
In March 2022, we adopted the Vlepsis Business Profit Sharing Plan whereby at the end of each year, we will calculate the profits from the Vlepsis business, if any, with certain of the Vlepsis employees. Annually, on the 29th of March for each year between 2023 and 2029, we will measure and allocate a bonus pool equivalent to fifty percent (50%) of the net profits of Vlepsis. These profits are defined as the total revenue generated from the full spectrum of Vlepsis' technological and service operations, including, but not limited to, sales, maintenance, customer support, system customization, intellectual property licensing, franchising, and leasing plus revenues from contracted backlog sales of Vlepsis Business technologies and services, less all pertinent direct costs such as overhead, salaries, and service provision costs by the Company. We have not yet had any profits from this business, but if we ever do, then this obligation to share such profits will impact our return on investment in VLEPSIS® technology and require more time to recoup our expenses and show a return.

28. Subsequent Events

Release Agreement with Mr. McCabe

On January 21, 2024, we entered into the Release Agreement with Mr. McCabe pursuant to which we and Mr. McCabe agreed to terminate the SPA. Under the terms of the Release Agreement, Mr. McCabe was relieved of any obligation to make additional stock purchases under the SPA The terms of the Release Agreement require (i) a payment of $700,000 by Mr. McCabe to us, (ii) assignment to us of all stock purchases made by Mr. McCabe under the SPA and (iii) an additional payment of $700,000 by Mr. McCabe to us if our common stock achieves a certain target value within two years of the effective date of the Release Agreement. We received $700,000 in January 2024 and the shares were reassigned to META and subsequently cancelled.

Reverse Stock Split

On January 26, 2024, we filed a Certificate of Change with the Nevada Secretary of State to effect the previously announced one-for-one hundred reverse split of the Company’s issued and outstanding common stock, and the Reverse Stock Split became effective in accordance with the terms of the Certificate of Amendment at 12:01 a.m. Pacific Time on January 29, 2024. The Reverse Stock Split was approved by the board in accordance with Nevada law.

At the Effective Time, every one hundred shares of common stock issued and outstanding were automatically combined into one share of common stock, without any change in the par value per share. The exercise prices and the number of shares issuable upon exercise of outstanding stock options, equity awards and warrants, and the number of shares available for future issuance under the equity incentive plans have been adjusted in accordance with their respective terms. The Reverse Stock Split affected all stockholders uniformly and will not alter any stockholder’s percentage interest in our common stock. We did not issue any fractional shares in connection with the Reverse Stock Split. Instead, fractional shares were rounded up to the next largest whole number. The Reverse Stock Split did not modify the relative rights or preferences of the common stock. The new CUSIP number for the common stock following the Reverse Stock Split is 59134N302.

February 2024 Offering

On February 19, 2024, we entered into a securities purchase agreement with an institutional investor, providing for the issuance and sale by us, in a registered direct offering, of (i) 600,000 shares of our common stock, par value $0.001, (ii) pre-funded warrants to purchase up to 250,000 shares of Common Stock, and (iii) warrants to purchase up to an aggregate of 850,000 shares of Common Stock. Each share of Common Stock and Pre-Funded Warrant was offered and sold together with an accompanying Warrant at a combined price of $4.04 per share of Common Stock or $4.039 per Pre-Funded Warrant, as applicable. Each Pre-Funded Warrant and Warrant is exercisable at any time on or after the date of issuance to purchase one share of Common Stock at a price of either $0.001 per share, in the case of the Pre-Funded Warrants, or $3.91 per share, in the case of the Warrants. The Pre-Funded Warrants expire when they are exercised in full, and the Warrants expire five years from the date of issuance.

The February 2024 Offering closed on February 21, 2024. We received net proceeds of approximately $3.0 million from the Offering, after deducting placement agent fees and estimated offering expenses payable by us.

On February 19, 2024, in connection with, and as a condition to, the February 2024 Offering, we entered into the Letter Agreement with the institutional investor in the February 2024 RDO Offering, pursuant to which we agreed to amend certain of the amended June 2022 Warrants and the December 2023 Warrants held by the investor. The Letter Agreement applies to (i) June 2022 Warrants representing an aggregate of 74,074 shares of Common Stock and (ii) December 2023 Warrants representing an aggregate of 25,000 shares of Common Stock, in each case, after giving effect to the 1-for-100 reverse stock split the Company effected on January 29, 2024.

Pursuant to the Letter Agreement, the exercise price per share of the amended June 2022 Warrants and December 2023 Warrants will automatically be reduced (if and only if such new exercise price on the repricing date is lower than the exercise price of the June 2022 Warrants and the December 2023 Warrants then in effect) to be the Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) of the Common Stock on June 6, 2024.

Claim for breach of contract

On February 8, 2024, MRS filed a notice of action in the Supreme Court of Nova Scotia against Metamaterial Technologies Canada Inc., our subsidiary, for breach of contract, alleging that it is owed $1.0 million in fees. See Note 27, Commitments and Contingencies, for further information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting as described below.

However, giving full consideration to the remaining material weakness, we have concluded that the Consolidated Financial Statements included in the Annual Report present fairly, in all material respects, our financial position, the results of our operations and our cash flows for each of the periods presented in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed by and under the supervision of our management, including our Chief Executive Officer, and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management, under the supervision and with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, our management concluded that internal control over financial reporting was not effective as of December 31, 2023, due to the existence of a material weakness listed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis.

Management has determined that a material weakness in internal control over financial reporting existed at December 31, 2023 due to the existence of the following identified deficiency:

•
A lack of sufficient accounting personnel and turnover of senior management, which contributed to a lack of segregation of duties in the financial reporting process.

This material weakness resulted in misstatements, some of which were corrected prior to the release of our Consolidated Financial Statements as of and for the year ended December 31, 2023. This material weakness creates a reasonable possibility that a material misstatement to the Consolidated Financial Statements will not be prevented or detected on a timely basis.

Plan for Remediation of Previously Identified Material Weakness in Internal Control over Financial Reporting

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

We are still developing and documenting the full extent of the procedures to implement, and remediate the material weakness described above, however the current remediation plan includes:

•
Document the roles and responsibilities of each position within the finance department to understand the gaps and overlaps in duties.
•
Implement a retention strategy to reduce turnover rates, including implementing compensation evaluation process and providing professional development opportunities to employees.
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
•
Implementing a whistleblower reporting system, engaging with a third party service to facilitate anonymous and confidential disclosure. It is designed to address potential fraud, ethical issues, and other concerns, including but not limited to, conflicts of interest, sexual harassment, violation of company policy, safety concerns, misconduct, and unfair labor practices. The reporting service was fully implemented in January of 2024.

As of December 31, 2023, management determined that the enhancements to the controls noted above have not been in place for a sufficient period of time.

Changes in Internal Controls

During the year ended December 31, 2023, we have implemented the following remediation steps:

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

Except for the remediation efforts related to the material weakness described above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Internal Controls

Management, including our Chief Executive Officer, does not expect that disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this Item will be provided in an amendment to this Annual Report in accordance with General Instruction G (3) to Form 10-K.

Item 11. Executive Compensation.

The information required by this Item will be provided in an amendment to this Annual Report in accordance with General Instruction G (3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be provided in an amendment to this Annual Report in accordance with General Instruction G (3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be provided in an amendment to this Annual Report in accordance with General Instruction G (3) to Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be provided in an amendment to this Annual Report in accordance with General Instruction G (3) to Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
2.3.0	Distribution Agreement Between Meta Materials Inc. and Next Bridge Hydrocarbons Inc. dated September 2, 2022	10-K/A	2.3.0	24-Mar-23
2.4.0	Meta Materials Inc. - Next Bridge Hydrocarbons Inc. - Tax Matters Agreement, dated September 2, 2022	10-K/A	2.4.0	24-Mar-23
2.5.0	Meta Materials Inc. - Next Bridge Loan Agreement, dated September 2, 2022	10-K/A	2.5.0	24-Mar-23
2.6.0	Meta Materials Inc. & Oilco Holdings Inc - 8% Promissory Note Secure - $15 mil loan dated October 1, 2021	10-K/A	2.6.0	24-Mar-23
2.7.0	Stock Pledge Agreement between Gregory McCabe & Meta Materials Inc. dated September 30, 2021	10-K/A	2.7.0	24-Mar-23
2.8.0	Stock Purchase Agreement for the Sale and Purchase of the Entire Issued Share Capital of Plasma App Ltd., dated as of March 31, 2022, by and between Dmitry Yarmolich and Dzianis Yarmolich, on the one hand, and Meta Materials, Inc, on the other hand	10-Q/A	10.5	1-June-22
2.9.0	Asset Purchase Agreement, dated as of June 16, 2022, by and between Meta Materials Inc., Optodot Corporation, and SCP Management LLC, as Securityholders’ Representative	8-K	10.1	17-June-22
2.10.0	Stock Purchase Agreement, dated March 31, 2022, by and between Meta Materials Inc., on the one hand, and Dmitry Yarmolich and Dzianis Yarmolich, on the other hand	10-Q/A	10.5	31-Mar-22
3.1.0	Articles of Incorporation	10-K	3.1	18-Mar-19
3.1.1	Certificate of Amendment to Articles of Incorporation dated December 10, 2014	10-Q	3.2	15-May-15
3.1.2	Certificate of Amendment to Articles of Incorporation dated September 15, 2015	10-Q	3.3	12-Nov-15
3.1.3	Certificate of Amendment to Articles of Incorporation dated August 18, 2017.	10-Q	3.4	9-Nov-18
3.1.4	Amendment to the Articles of Incorporation of Torchlight Energy Resources, Inc., dated June 14, 2021	8-K	3.1	16-Jun-21
3.1.5	Certificate of Amendment related to the Reverse Stock Split and Name Change, filed June 25, 2021	8-K	3.1	29-Jun-21
3.1.6	Certificate of Change related to Reverse Stock Split, filed on January 26, 2024	8-K	3.2	29-Jan-24
3.2.0	Certificate of Designation of Preferences, Rights and Limitations of Series B Special Voting Preferred Stock, dated June 14, 2021	8-K	3.3	16-Jun-21
3.3.0	Certificate of Withdrawal of Certificate of Designation of Preference, Rights, and Limitations of Series A Non-Voting Preferred Stock	8-K	3.3.2	15-Dec-22
3.4.0	Certificate of Designated of Series C Preferred stock, filed on January 26,2024.	8-K	3.3	29-Jan-24
3.5.0	Amended and Restated Bylaws	8-K	3.1	26-Oct-16
3.5.1	First Amendment to Amended and Restated Bylaws of Meta Materials Inc.	8-K	3.1	20-Oct-23
4.1.0	Form of Investor Warrant	10-K	4.1	2-Mar-22
4.2.0	Form of Broker Warrant	10-K	4.2	2-Mar-22
4.3.0	Form of Common Stock Purchase Warrant (issued in June 2022)	8-K	4.1	27-June-22

4.4.0	Certificate of Incorporation of 2798832 Ontario Inc., dated December 9, 2020	10-K/A	4.5.0	24-Mar-23
4.4.1	Articles of Amendment of 2798832 Ontario Inc, dated February 3, 2021	10-K/A	4.5.1	24-Mar-23
4.4.2	Articles of Amendment of Metamaterial Exchangeco Inc., dated June 25, 2021	10-K/A	4.5.2	24-Mar-23
4.5	Description of Securities				X
4.6.0	Form of Warrant (issued in April 2023)	8-K	4.1	14-Apr-23
4.7.0	Form of Warrant (issued in December 2023)	8-K	4.1	6-Dec-23
4.8.0	Form of Amendment to Common Stock Purchase Warrant	8-K	4.2	6-Dec-23
4.9.0	Form of Pre-Funded Warrant (issued in February 2024)	8-K	4.1	21-Feb-24
4.10.0	Form of Warrant (issued in February 2024)	8-K	4.2	21-Feb-24
4.11.0	Form of Letter Agreement (entered in February 2024)	8-K	4.3	21-Feb-24
9.1.0	Voting and Exchange Trust Agreement by and among the Company and Metamaterial Exchangeco Inc. and AST Trust Company (Canada)	10-K/A	9.1.0	24-Mar-23
10.1.0	Highfield Park, Dartmouth, NS - Lease 20200828 - Original Document	10-K	10.1.1	2-Mar-22
10.1.1	Highfield Park, Dartmouth, NS - Lease 20210603 - Amendment June 1, 2021	10-K	10.111	2-Mar-22
10.2.0	QMB Innovation Centre, London-Lease 20221022-Modification&Expansion	10-K/A	10.5.0	24-Mar-23
10.3.0	Burnaby-Vancouver-BC-Lease-20220601-Modification	10-K/A	10.6.0	24-Mar-23
10.4.0+	Employment Agreement with Kenneth Rice, dated December 11, 2020	10-K	10.21	2-Mar-22
10.4.1+	Separation Agreement with Ken Rice, dated as of May 3, 2023	10-Q	10.8	9-Aug-23
10.5.0+	Employment Agreement with Jonathan Waldern dated December 16, 2020	10-K	10.22	2-Mar-22
10.5.1+	Separation Agreement with Jonathan Waldern, dated as of June 14, 2023	10-Q	10.9	9-Aug-23
10.5.2+	End of Employment Letter with Jonathan Waldern, dated as of April 25, 2023	10-Q	10.10	9-Aug-23
10.6.0+	Form of Meta Materials Inc. Indemnification Agreement	10-K	10.1	2-Mar-22
10.7.0+	Form of Stock Option Agreement	10-Q/A	10.3	1-June-22
10.8.0+	Form of Restricted Stock Unit Agreement	10-Q/A	10.4	1-June-22
10.9.0+	Amended and Restated Stock Option Plan	S-8	10.1	26-Aug-21
10.10.0+	2021 Equity Incentive Plan	S-8	4.1	22-Mar-22
10.11.0+	Outside Director Compensation Plan	10-K/A	10.15.0	24-Mar-23
10.12	First Amendment to Meta Materials Inc. - Next Bridge Loan Agreement , dated as of December 21, 2022	8-K	2.1	4-Apr-23
10.13	Second Amendment to Meta Materials Inc. - Next Bridge Loan Agreement, dated as of March 31, 2023	8-K	2.2	4-Apr-23
10.14	First Amendment to Meta Materials Inc. & Oilco Holdings Inc - 8% Promissory Note, dated September 2, 2022	8-K	2.3	4-Apr-23
10.15	Second Amendment to Meta Materials Inc. & Oilco Holdings Inc – 8% Promissory Note, dated as of March 31, 2023	8-K	2.4	4-Apr-23
10.16	Purchase Agreement by and between Meta Materials Inc. and Lincoln Park Capital Fund, LLC, dated September 11, 2023	8-K	10.1	11-Sep-23
10.17	Registration Rights Agreement between Meta Materials Inc. and Lincoln Park Capital Fund, LLC, dated September 11, 2023	8-K	10.2	11-Sep-23
10.18	Purchase Agreement by and between Meta Materials Inc. and Gregory McCabe, dated September 8, 2023	8-K	10.1	12-Sep-23
10.19	Registration Rights Agreement between Meta Materials Inc. and Gregory McCabe, dated September 8, 2023	8-K	10.2	12-Sep-23
10.20+	Employment Agreement with Uzi Sasson, effective November 5, 2023.	8-K	10.1	8-Nov-23

10.21+	Employment Agreement with D. Daniel Eaton, dated as of June 27, 202	10-Q	10.7	9-Aug-23
10.22+	Employment Agreement with Jim Fusaro, dated as of October 10, 2023	8-K	10.1	16-Oct-23
10.23+	Meta Materials Inc. Employee Incentive Compensation Plan	8-K	10.1	18-Apr-23
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97	Clawback Policy				X
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101				X

+ Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meta Materials Inc.

Dated: March 28, 2024	By:	/s/ Uzi Sasson
Uzi Sasson
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer )

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Uzi Sasson and Dan Eaton and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Uzi Sasson	President and Chief Executive Officer	28-Mar-24
Uzi Sasson	(Principal Executive Officer and
Principal Financial Officer)

/s/ John Harding	Chair of the Board	28-Mar-24
John Harding

/s/ Allison Christilaw	Director	28-Mar-24
Allison Christilaw

/s/ Steen Karsbo	Director	28-Mar-24
Steen Karsbo

/s/ Vyomesh Joshi	Director	28-Mar-24
Vyomesh Joshi

/s/ Ken Hannah	Director	28-Mar-24
Ken Hannah

/s/ Philippe Morali	Director	28-Mar-24
Philippe Morali