Form 10-K/A
period 2023-12-31
META MATERIALS INC.
filed 2024-04-29
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of Registrant’s Common Stock outstanding as of April 24, 2024 was 6,695,536.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) of Meta Materials Inc. (the "Company”, “META”, "we", "us" or "our"), is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed on March 28, 2024 (the “Original Filing”) to provide information required in Part III of Form 10-K This information was previously omitted from the Original Filing in reliance on General Instruction G(3) of Form 10-K, which permits such information to be incorporated by reference in the Form 10-K from our definitive proxy statement if such proxy statement is filed no later than 120 days after the end of our fiscal year. We are filing this Amendment No. 1.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing have been amended and restated in their entirety, and Item 15 of Part IV of the Original Filing has also been amended and restated in its entirety to include new certifications by our principal executive officer and principal financial officer. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the Securities and Exchange Commission (“SEC”) subsequent to the Original Filing.

Reverse Stock Split:

On January 29, 2024, we effected a reverse stock split of our common stock at a rate of 1-for-100 (the “Reverse Stock Split”). Unless otherwise indicated, all issued and outstanding shares of common stock and all outstanding securities entitling their holders to purchase shares of our common stock or acquire shares of our common stock, including stock options, restricted stock units, and warrants, per share data, share prices and exercise prices, as required by the terms of those securities, were adjusted retroactively to reflect the Reverse Stock Split.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors (the “Board”) currently consists of six members. The following table sets forth information with respect to our directors and executive officers as of April 28, 2024. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Uzi Sasson	61	President and Chief Executive Officer
Dan Eaton	59	Chief Legal Officer
John Harding	69	Chairman of the Board of Directors
Allison Christilaw	61	Director
Steen Karsbo	65	Director
Ken Hannah	55	Director
Vyomesh Joshi	69	Director
Philippe Morali	62	Director

Executive Officers

Uzi Sasson has served as our Chief Executive Officer ( “CEO”), since November 2023. He has also served as our President since January 25, 2024. From April 2023 to November 2023, Mr. Sasson served as our Chief Financial Officer (“CFO”) and Chief Operating Officer, (“COO”). From January 2022 to March 2023, Mr. Sasson held the position of CFO of Katena Computing Technologies, Inc. From August 2019 to August 2021, Mr. Sasson was employed as Executive Vice President and CFO of Eat Just, Inc. From November 2004 through August 2019, Mr. Sasson was CFO and Secretary, COO, Director and President and CEO of IXYS Corporation. Prior to joining IXYS Corporation, Mr. Sasson worked in tax, accounting and finance for technology and accounting firms. Mr. Sasson currently serves on the board of directors of VTool Ltd and on the board of trustees of World Affairs Council, where he also serves as chair of the Audit Committee. Mr. Sasson has a M.S. in Taxation and a B.S. in Accounting from Golden Gate University and is a Certified Public Accountant in California.

D. Daniel ("Dan") Eaton has served as our Chief Legal Officer since July 2023 and as our Secretary since October 2023. With previous General Counsel roles at Katena Computing Technologies, Inc. from 2022 to 2023, Netronome Systems, Inc. from 2014 to 2021, and Zilog Inc. from 2009 to 2014, Mr. Eaton brings a strong background in the technology industry and a wealth of expertise in legal affairs and corporate governance. Beyond his legal expertise, Mr. Eaton has a successful track record in managing several 8-figure acquisitions, including significant transactions with Zilog, Inc. and IXYS Corporation, showcasing his strategic vision and ability to drive business growth through acquisition activities. Mr. Eaton is licensed to practice law in the State of California and the United States Patent and Trademark Office and is well-versed in intellectual property rights and protection strategies. He also holds 12 issued patents on a variety of technical innovations. Mr. Eaton's education encompasses both legal and technical knowledge, having received a Juris Doctor from Santa Clara University and a Bachelor of Science degree from New Mexico State University.

Directors

John Harding has served as our director and Chair of the Board since August 2022. Mr. Harding has also served on the board of directors of Qorvo, Inc. since January 2015. From 2006 until 2015, he served as a director of RF Micro Devices, Inc. Mr. Harding has served as a consultant in the fabless semiconductor design and manufacturing field as the General Partner of Harding Partners, LP since January 2020. Mr. Harding co-founded eSilicon Corporation (“eSilicon”), a privately held company that designed and manufactured complex, custom chips for a broad portfolio of large and small firms. He served as President and Chief Executive Officer of eSilicon from its inception in March 2000 until it was acquired by Inphi Corporation (and concurrently sold certain assets to Synopsys, Inc.) in January 2020. Before starting eSilicon Corporation, Mr. Harding served as President, Chief Executive Officer and a director of publicly traded Cadence Design Systems, Inc., which acquired his former employer, Cooper & Chyan Technology, Inc. Mr. Harding held a variety of senior management positions at Zycad Corporation, and his career also includes positions with TXL and IBM Corporation. From 2012 to 2016, Mr. Harding served on the board of directors of Advanced Micro Devices, Inc. Mr. Harding has also held leadership roles at Drew University, where he was Vice Chairman of the Board of Trustees, and Indiana University, where he was a member of the Advisory Board for the School of Public and Environmental Affairs and currently serves as a Research Follow for the Institute of Development Strategies at the School of Public and Environmental Affairs.

Allison Christilaw has served as our director since June 2021 and had previously served as a director of MMI from March 2020 to June 2021. From November 2014 to November 2018, Ms. Christilaw was CEO of Reddin Global Inc., a management consulting company. From November 2018 to present, Ms. Christilaw has been an independent consultant. Since 2019, she has also held a position on the Haltech Regional Innovation Centre Board of Directors. Ms. Christilaw holds a Bachelor of Arts in Honors Business Administration and a Master's degree in Business Administration from the Richard Ivey School of Business at Western University.

Steen Karsbo has served as our director since June 2021 and had previously served as a director of MMI from March 2020 to June 2021. From July 1980 through June 2019 Mr. Karsbo was employed at Satair A/S/Airbus in a variety of senior management roles. Mr. Karsbo holds no other directorships than his role as a director of the Company.

Ken Hannah has served as our director since June 2021. Mr. Hannah has served as Chief Operating Officer of EmpowerMe Wellness since December 2022. Mr. Hannah previously held the positions of Senior Vice President, Chief Financial Officer of Caleres from February 2015 to September 2022, and Executive Vice President and Chief Financial Officer of JC Penney Company, Inc. from May 2012 to March 2014. Mr. Hannah does not hold any Board positions in public companies other than META. Mr. Hannah holds a Master's degree in Business Administration from Saint Louis University and a Bachelor of Science from Southern Illinois University, Carbondale.

Vyomesh Joshi has served as our director since April 2023. Prior to joining our Board, Mr. Joshi served as CEO for 3D Systems Corp. from 2016 to 2020. Mr. Joshi also served as a director of Harris Corporation, a defense technology company, from 2013 to 2019, where he also served as a member of the compensation, technology and governance committees. He has also served as a director of Wipro from 2012 to 2016 and a director of Yahoo! Inc. from 2005 to 2012. Mr. Joshi holds a B.S., Engineering, from L.D. College of Engineering and an M.S. Electrical and Electronics Engineering from Ohio State University.

Philippe Morali has served as our director since October 2023. Prior to joining our Board, Mr. Morali served as CFO from 2016 to 2020 for eSilicon Corporation, a fabless ASIC and IP solutions vendor that was acquired by Inphi Corporation. Mr. Morali also served as CFO for Quantenna Communications, Inc., a fabless developer of Wi-Fi solutions from 2014 to 2016. Mr. Morali has also held leadership positions at Micron Technology, Inc., SanDisk Corporation, Palm, Inc., and 3Com Corporation; he started his professional career at the Hewlett Packard Company. Mr. Morali holds an MBA in Finance/International Business from the Columbia Business School, and a License ès Sciences Commerciales et Industrielles from the University of Geneva, Switzerland.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the SEC. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during 2023, and upon representations from each of the reporting persons, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during 2023, except for (i) one untimely Form 4 by CEO, Uzi Sasson, on November 27, 2023 with respect to one transaction on November 22, 2023; (ii) one untimely Form 3 by Former CAO and Interim CFO, Ahmed Shebl, on November 22, 2023 with respect to his appointment as a Section 16 officer on November 5, 2023; (iii) two untimely Form 4s by former CTO, Jonathan Waldern, on April 3, 2023 with respect to one transaction on March 3, 2023 and on May 4, 2023 with respect to one transaction on April 20, 2023; (iv) one untimely Form 4 by former CFO and COO, Kenneth Rice, on April 3, 2023 with respect to one transaction on March 3, 2023; and (v) three untimely Form 4s by Former President and CEO, George Palikaras, on April 4, 2023 with respect to two transactions on March 3, 2023 and one transaction on March 3, 2022.

Corporate Governance

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics applicable to the Board and our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, in accordance with the rules of the Nasdaq Stock Market (“Nasdaq”) and the SEC. The Code of Business Conduct and Ethics is available on our website at https://investors.metamaterial.com/esg. We intend to use our website as a method of disseminating any change to, or waiver from, our code of conduct as permitted by applicable SEC rules.

Procedures for Stockholder Recommendations of Nominees to the Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we last provided disclosure regarding this process.

Audit Committee

We maintain a separately designated standing audit committee, or the Audit Committee. The Audit Committee currently consists of three independent directors, Ken Hannah, John Harding and Philippe Morali. The Board has determined that all members of the audit committee are independent directors, as defined in the Nasdaq qualification standards and by Section 10A of the Exchange Act. In addition, the Board has determined that Mr. Hannah, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee is governed by a charter adopted by the Board. The primary purpose of the Audit Committee is to oversee our accounting and financial reporting processes and audits of our financial statements on behalf of the Board. The Audit Committee meets privately with management and with the independent registered public accounting firm and evaluates the responses by our management both to the facts presented and to the judgments made by our outside independent registered public accounting firm.

Insider Trading Policy

Our Board has adopted an Insider Trading Policy that applies to all of our directors, executive officers, and employees. The policy attempts to establish standards that will avoid even the appearance of improper conduct on the part of insiders by requiring, among other things, that insiders maintain the confidentiality of information about the Company and to not engage in transactions in the Company’s securities while aware of material nonpublic information.

Item 11. Executive Compensation.

Compensation of Named Executive Officers

Summary Compensation Table

The following table sets forth certain summary information concerning compensation that we paid or accrued to or on behalf of each of executive officers (the “Named Executive Officers”) during the fiscal years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($) (1)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Uzi Sasson	2023	$279,487	$15,000	(2)	$382,274	$385,503	$—	$—		$1,062,264
President/CEO
Dan Eaton	2023	$133,913	$—		$45,504	$20,000	$—	$—		$199,417
Chief Legal Officer
Ahmed Shebl (3)	2023	$128,960	$—		$—	$—	$—	$—		$128,960
Former CAO/Interim CFO	2022	$97,103	$—		$85,467	$62,500	$7,283	$—		$252,353
Jim Fusaro (4)	2023	$34,295	$—		$—	$1,941,018	$—	$—		$1,975,313
Former CEO
George Palikaras (5)	2023	$326,583	$—		$—	$—	$—	$164,986	(6)	$491,569
Former President/CEO	2022	$424,333	$—		$800,000	$800,000	$—	$—		$2,024,333
Kenneth Rice (7)	2023	$94,423	$—		$—	$—	$39,375	$237,853	(8)	$371,651
Former CFO and COO	2022	$293,333	$—		$322,309	$250,000	$106,313	$19,290	(9)	$991,245
Jonathan Waldern (10)	2023	$78,686	$—		$33,225	$—	$75,000	$204,119	(11)	$391,030
Former CTO	2022	$250,000	$—		$3,663,601	$200,000	$200,000	$—		$4,313,601

(1)

The amounts reported in the Option Awards and Stock Awards columns represent the grant date fair value of the stock options and restricted stock units granted to the named executive officers as of the grant date as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, not including any estimates of forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column and restricted stock units reported in the Stock Awards column are set forth in Note 12 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for option awards in 2023 and in Note 13 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 23, 2023 (as amended on March 24, 2023, May 1, 2023, and September 6, 2023) for options awards in 2022. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the named executive officers from the options.

(2)	Represents signing bonus paid to Mr. Sasson.
(3)	Mr. Shebl’s employment as our CAO and Interim CFO ceased on January 19, 2024.
(4)	Mr. Fusaro’s employment as our President and CEO ceased on November 4, 2023.
(5)	Mr. Palikaras’ employment as our President and CEO ceased on October 10, 2023.
(6)	Includes the following payments at or after the termination of the employment: (i) $85,154 termination payments and (ii) $79,832 vacation balance pay out on termination.
(7)	Mr. Rice's employment as our CFO and COO ceased on April 20, 2023.
(8)

Includes $6,430 medical reimbursement when employed and the following payments at or after the termination of the employment: (i) $150,000 contractual salary continuance for six months after termination; (ii) $67,269 vacation balance pay out on termination; (iii) $13,558 medical benefits premium; and (iv) $596 life insurance premium.

(9)	Represents medical expense reimbursement.
(10)	Dr. Waldern's employment as our CTO ceased on April 21, 2023.
(11)

Includes the following payments at or after the termination of the employment: (i) $125,000 contractual salary continuance for six months after termination; (ii) $46,346 vacation balance pay out on termination; (iii) $32,075 medical benefits premium; and (iv) $698 life insurance premium.

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

Executive Employment Arrangements and Agreements

Uzi Sasson

On April 20, 2023, we entered into an executive employment agreement with Mr. Sasson, or the Sasson Initial Employment Agreement, pursuant to which we agreed to employ Mr. Sasson as our Chief Financial Officer and Chief Operating Officer for an indefinite term in consideration of an initial annual base salary of $375,000. Mr. Sasson was eligible to receive an annual bonus with a target of 65% of his base salary as determined by the Board in its sole discretion, based on achievement of Company performance and Mr. Sasson’s individual performance goals. In addition, in connection with the execution of the Employment Agreement with us, Mr. Sasson had received a stock option to purchase 3,000 shares of our common stock which will vest 25% annually over four years, subject to Mr. Sasson’s continued service with us through each vesting date. Mr. Sasson received a long-term incentive equity grant with an aggregate grant date value of $500,000 (an “LTIP Grant”), computed using the Black Scholes valuation model, subject to Mr. Sasson’s continued employment through the grant date. The LTIP Grant consisted of 50% in stock options and 50% in restricted stock units and is expected to vest over a four-year period, with 25% of such options and restricted stock units vesting annually over the next four years after the date of grant.

On November 5, 2023, the Board promoted Mr. Sasson to CEO of the Company. In connection with his promotion to CEO, we entered into an Employment Agreement with Mr. Sasson, or the Sasson Second Employment Agreement, pursuant to which we agreed to employ Mr. Sasson as our CEO, effective as of November 5, 2023, for an indefinite term in consideration of an annual base salary of $500,000. In addition, Mr. Sasson is eligible to receive an annual bonus with a target of 100% of his base salary, subject to annual performance of the Company and the discretion of the Board (the “Discretionary Bonus”), subject to annual performance of the Company and the discretion of the Board. Under the Sasson Employment Agreement, Mr. Sasson received (i) stock options to purchase 25,000 shares of our common stock, vesting 25% annually over four years from the date of grant, and (ii) a restricted stock unit award for 25,000 shares of our common stock, vesting 25% annually over four years from the date of grant, in each case subject to Mr. Sasson’s continued service with us through each vesting date.

The Sasson Second Employment Agreement provides that, in the event Mr. Sasson’s employment is terminated for Cause or he resigns without Good Reason (each as defined in the Employment Agreement), Mr. Sasson will be entitled to payment of (i) accrued but unpaid base salary, (ii) reimbursement of unreimbursed business expenses, (iii) fully-vested and non-forfeitable benefits under the Company’s benefit plans, and (iv) any granted but unpaid Discretionary Bonus for the preceding fiscal year, in each case as of the termination date (collectively, the “Accrued Benefits”). In the event Mr. Sasson’s employment is terminated without Cause (except in the case of death or disability) or Mr. Sasson resigns for Good Reason, subject to the signing a release that becomes effective within 60 days following the termination, Mr. Sasson will be entitled to (i) the Accrued Benefits, (ii) an amount equal to twelve months base salary in effect immediately prior the termination, payable in accordance with the Company’s standard payroll practices, (iii) a pro-rated portion of the Discretionary Bonus, (iv) continued vesting of outstanding equity awards for twelve months following termination, and (v) up to twelve months of COBRA health benefits.

In addition, Mr. Sasson will be entitled to acceleration of vesting of any unvested equity awards in connection with a change in control or change in ownership of the Company (as such terms are defined in the Employment Agreement). Further, if Mr. Sasson’s employment is terminated without Cause or resignation for Good Reason within twelve months following a change in control, Mr. Sasson will also be entitled to a lump sum payment equal to one year base salary for the year in which the termination occurs (or if greater, the immediately preceding year prior to the change in control).

Dan Eaton

On June 27, 2023, we entered into an Employment Agreement with Mr. Eaton, or the Eaton Employment Agreement, pursuant to which we agreed to employ Mr. Eaton as our CLO, effective as of July 12, 2023, for an indefinite term in consideration of an initial annual base salary of $285,000. In addition, Mr. Eaton is eligible to receive an annual Discretionary Bonus with a target of 50% of his base salary, subject to annual performance of the Company and the discretion of the Board. Under the Eaton Employment Agreement, Mr. Eaton received (i) stock options to purchase 3,200 shares of our common stock, vesting 25% annually over four years from the date of grant, and (ii) a restricted stock unit award for 1,000 shares of our common stock, vesting 25% annually over four years from the date of grant, in each case subject to Mr. Eaton’s continued service with us through each vesting date.

In the event Mr. Eaton's employment is terminated without Cause or Resignation for Good Reason, subject to the executive signing and not revoking a separate agreement and release, the Company will continue payment of the Executive’s Base Salary for a period equal to six (6) months following the termination date. In the event of a Change of Control the Company will continue payment of the Executive’s Base Salary for a period equal to twelve (12) months following the effective change date.

Ahmed Shebl

On November 5, 2023, the Board promoted Mr. Shebl to Chief Accounting Officer, or CAO, of the Company and he was also named Interim CFO of the Company. In connection with his promotion to CAO, we entered into an Employment Agreement with Mr. Shebl, or the Shebl Employment Agreement, pursuant to which we agreed to employ Mr. Shebl as our CAO, effective as of November 5, 2023, for an indefinite term in consideration of an annual base salary of $200,000. In addition, Mr. Shebl is eligible to receive an annual Discretionary Bonus with a target of 50% of his base salary, subject to annual performance of the Company and the discretion of the Board.

In the event Mr. Shebl’s employment is terminated for Cause or he resigns without Good Reason (each as defined in the Employment Agreement), the Shebl Employment Agreement provides that Mr. Shebl will be entitled to payment of (i) accrued but unpaid base salary, (ii) reimbursement of unreimbursed business expenses, (iii) fully-vested and non-forfeitable benefits under the Company’s benefit plans, and (iv) any granted but unpaid Discretionary Bonus for the preceding fiscal year, in each case as of the termination date (collectively, the “Accrued Benefits”). In the event Mr. Shebl’s employment is terminated without Cause (except in the case of death or disability) or Mr. Shebl resigns for Good Reason, subject to Mr. Shebl signing a release that becomes effective within 60 days following the termination, Mr. Shebl will be entitled to (i) the Accrued Benefits, (ii) an amount equal to six months base salary in effect immediately prior the termination, payable in accordance with the Company’s standard payroll practices, (iii) a pro-rated portion of the Discretionary Bonus, (iv) continued vesting of outstanding equity awards for six months following termination, and (v) up to six months of COBRA health benefits.

Jim Fusaro

On October 10, 2023, we entered into an Employment Agreement with Mr. Fusaro, or the Fusaro Employment Agreement, pursuant to which we agreed to employ Mr. Fusaro as our CEO, effective as of October 10, 2023, for an indefinite term in consideration of an initial annual base salary of $500,000. In addition, Mr. Fusaro was eligible to receive an annual Discretionary Bonus with a target of 100% of his base salary, based on achievement of Company performance and Mr. Fusaro’s individual performance goals. Mr. Fusaro received a RSU award representing 2% of the outstanding shares of common stock of the Company as of the grant date, which subsequently cancelled upon his resignation on November 4, 2023.

In the event Mr. Fusaro’s employment is terminated for Cause or he resigns without Good Reason (each as defined in the Employment Agreement), the Fusaro Employment Agreement provides that Mr. Fusaro will be entitled to payment of (i) accrued but unpaid base salary, (ii) reimbursement of unreimbursed business expenses, (iii) fully-vested and non-forfeitable benefits under the Company’s benefit plans, and (iv) any granted but unpaid Discretionary Bonus for the preceding fiscal year, in each case as of the termination date (collectively, the “Accrued Benefits”). In the event Mr. Fusaro’s employment is terminated without Cause (except in the case of death or disability) or Mr. Fusaro resigns for Good Reason, subject to Mr. Fusaro signing a release that becomes effective within 60 days following the termination, Mr. Fusaro will be entitled to (i) the Accrued Benefits, (ii) an amount equal to twelve months base salary in effect immediately prior the termination, payable in accordance with the Company’s standard payroll practices, (iii) a pro-rated portion of the Discretionary Bonus, (iv) continued vesting of outstanding equity awards for twelve months following termination, and (v) up to twelve months of COBRA health benefits.

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

Kenneth Rice

On December 14, 2020, we entered into an executive employment agreement with Kenneth Rice, or the Rice Employment Agreement pursuant to which we agreed to employ Mr. Rice as our CFO and Executive Vice President, effective as of December14, 2020, for an indefinite term. The Rice Agreement provided for an initial annual base salary of $156,000, scheduled to increase to $216,000 on March 1, 2021. Under the terms of the Rice Agreement, Mr. Rice is eligible to receive a quarterly bonus up to a target of $27,000 based on his achievement of a balanced scorecard, in the sole discretion of our Board. In the first two years following the effective date of the Rice Employment Agreement, 25% of any quarterly bonus shall be issued in an amount of fully vested stock options. In addition, the Rice Employment Agreement provided for a grant to Mr. Rice of an option to acquire 3,000 shares under our Amended and Restated Employee Stock Option Plan.

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

Jonathan Waldern

On December 16, 2020, we entered into an executive employment agreement with Jonathan Waldern, or the Waldern Employment Agreement pursuant to which we agreed to employ Dr. Waldern as our CTO, effective as of December16, 2020, for an indefinite term. The Waldern Employment Agreement provided an initial annual base salary of $150,000, scheduled to increase to $250,000 on March 1, 2021. Pursuant to the Waldern Agreement, Dr. Waldern is eligible to receive a quarterly cash bonus up to a target of $50,000 based on achievement of a balanced scorecard, in the sole discretion of the Company or the Board. In the first two years of employment, Mr. Waldern is also eligible to receive up to 0.25% per quarter of our then outstanding common stock as fully vested stock options. In addition, the agreement provided for a grant to Dr. Waldern of an option to acquire 11,150 shares under our Amended and Restated Employee Stock Option Plan.

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

Executive Terminations

Effective as of (i) April 20, 2023, Kenneth Rice was terminated as our CFO and COO and decided to retire, and (ii) April 21, 2023, Jonathan Waldern was terminated as our CTO. In connection with their departures, each of Mr. Rice and Mr. Waldern received the severance payments and benefits provided under their respective employment agreements for termination without Cause (as defined therein).

On October 10, 2023, the Board removed George Palikaras as our President and CEO. On October 16, 2023, the Board terminated the employment of George Palikaras from all positions with the Company. Under the employment agreement between Mr. Palikaras and the Company, upon his termination of his employment, Mr. Palikaras is required to immediately resign as a director as of the date of termination. Mr. Palikaras will receive benefits outlined in his employment agreement in connection with his termination, subject to his execution of a release and discharge agreement and compliance with post-termination restrictive covenants.

Outstanding Equity Awards at December 31, 2023

The following table presents information regarding all outstanding equity awards and held by each of our named executive officers as of December 31, 2023.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Market Number of Shares or Units of Stock that have Not Vested (#)		Market Value of Shares or Units of Stock that have Not Vested ($) (1)
Uzi Sasson	—		—		19.00	April 26, 2033
President/CEO	—		—		20.08	July 3, 2033
	—		—		7.95	November 22, 2033	9,338		$61,631
							25,000	(3)	$165,000
Dan Eaton	—		—		18.82	July 12, 2033
Chief Legal Officer							1,000	(3)	$6,600

Ahmed Shebl	89	(2)	83	(4)	27.00	April 19, 2024
CAO/Interim CFO	137	(2)	409	(4)	158.00	April 19, 2024
	100	(2)	100	(4)	158.00	April 19, 2024
							297	(4)	$1,960
George Palikaras	14,760	(2)			27.00	March 4, 2024
Former President/CEO	3,484	(2)			158.00	March 4, 2024

(1)

Represents the market value of the unvested shares underlying the share awards as of December 31, 2023, based on the closing price of our common shares on such date, as reported on the Nasdaq Capital Market, which was $6.60 per share. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the share awards or the sale of the common stock underlying such share awards.

(2)

Each vested stock option held by Mr. Shebl terminates three months from January 19, 2024, the date of his separation from us and each vested stock option held by Mr. Palikaras terminates three months from December 4, 2023, the date of his separation from us.

(3)	Vests annually over four years, subject to the terms, conditions and restrictions of the award agreement governing the grant.
(4)	Unvested options and RSUs held by Mr. Shebl terminates on January 19, 2024, the date of his separation from us.

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

Annualized cash fee (1)
Base Retainer	$50,000
Non-Employee Chairperson	$35,000
Audit Committee Chair	$20,000
Human Resources and Compensation Committee Chair	$15,000
Governance and Nominating Committee Chair	$15,000
(1) All fees are payable on a quarterly basis.

Equity Compensation

Under the terms of our Outside Director Compensation Plan effective January 1, 2023, new outside directors receive an initial award of shares of restricted stock units having a fair value at issuance of $100,000, vesting in equal installments over four years. In addition, our

Outside Director Compensation Plan provides for an annual award to outside directors of shares of restricted stock units with a fair value at issuance of $100,000. Prior to the effective date of the Outside Director Compensation Plan, outside directors received an initial award of shares of restricted stock units having a fair value at issuance of $90,000 and an annual equity award of shares of restricted stock units with a fair value at issuance of $90,000. In 2022, the Compensation Consultant conducted a review of our non-employee director compensation program and non-employee director stock ownership guidelines.

Our outside directors are permitted to elect to defer delivery of the vested shares of common stock subject to the restricted stock unit awards until the termination of their service as directors.

2023 Director Compensation

The following table presents the total compensation for each person who served as a non-employee director of our Board during the fiscal year ended December 31, 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Harding	$85,000	$40,979	(2)	—		$—	$—	$—	$125,979
Allison Christilaw	$64,688	$6,950	(3)	—	(4)	$—	$—	$—	$71,638
Steen Karsbo	$65,000	$6,950	(5)	—	(6)	$—	$—	$—	$71,950
Ken Hannah	$70,000	$6,950	(7)	—		$—	$—	$—	$76,950
Vyomesh Joshi (8)	$35,027	$104,683	(9)	—		$—	$—	$—	$139,710
Philippe Morali (10)	$11,821	$101,657	(11)	—		$—	$—	$—	$113,478
Eugenia Corrales (12)	$33,516	$104,683	(13)	—		$—	$—	$—	$138,199
Eric Leslie (14)	$34,854	$4,874	(15)	—		$—	$—	$—	$39,728
Maurice Guitton (16)	$15,103	$2,075	(17)	—		$—	$—	$—	$17,178

(1)

In accordance with SEC rules, this column reflects the aggregate fair value of stock or option awards granted during the fiscal year ended December 31, 2023, computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 12 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

(2)

Represents 2023 annual equity award of 1,000 DSUs granted on December 20, 2023 and Mr. Harding's prorated 2022 annual equity award of 199 DSUs that were granted in 2023 and accordingly were not included in this 2022 Director Compensation table. As of December 31, 2023, Mr. Harding had outstanding 1,199 DSUs.

(3)	Represents 2023 annual equity award of 1,000 DSUs granted on December 20, 2023. As of December 31, 2023, Ms. Christilaw had outstanding 1,823 DSUs.
(4)	As of December 31, 2023, Ms. Christilaw had outstanding options representing the right to purchase of 5,535 shares of common stock at an exercise price of $27 per share.
(5)	Represents 2023 annual equity award of 1,000 DSUs granted on December 20, 2023. As of December 31, 2023, Mr. Karsbo had outstanding 1,823 DSUs.
(6)	As of December 31, 2023, Ms. Karsbo had outstanding options representing the right to purchase of 5,535 shares of common stock at an exercise price of $27 per share.
(7)	Represents 2023 annual equity award of 1,000 DSUs granted on December 20, 2023. As of December 31, 2023, Mr. Hannah had outstanding 1,970 DSUs.
(8)	Mr. Joshi joined our Board on April 19, 2023.
(9)

Represents his initial equity award of 5,253 RSUs which will vest annually over four years commencing on April 19, 2023 and Mr. Joshi's prorated 2023 annual equity award of 705 DSUs granted on December 20, 2023.

(10)	Mr. Morali joined our Board on October 6, 2023.
(11)

Represents his initial equity award of 4,577 RSUs which will vest annually over four years commencing on October 6, 2023 and Mr. Morali's prorated 2023 annual equity award of 239 DSUs granted on December 20, 2023.

(12)	Effective December 20, 2023, Ms. Corrales resigned from the Board.
(13)

Represents her initial equity award of 5,253 RSUs which will vest annually over four years commencing on April 19, 2023 and Ms. Corrales's prorated 2023 annual equity award of 705 DSUs granted on December 20, 2023.

(14)	Effective September 13, 2023, Mr. Leslie resigned from the Board.
(15)	Represents Mr. Leslie's prorated 2023 annual equity award of 701 DSUs granted on December 20, 2023. As of December 31, 2023, Mr. Leslie had outstanding 1,524 DSUs.
(16)	Effective April 19, 2023, Mr. Guitton resigned from the Board.
(17)	Represents Mr. Guitton's prorated 2023 annual equity award of 299 DSUs granted on December 20, 2023. As of December 31, 2023, Mr. Guitton had outstanding 4,472 DSUs.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)(#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)($)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns (a)) (#)
Equity compensation plans approved by security holders	398,522	$58.47	106,902
Equity compensation plans not approved by security holders	—	N/A	—
Total equity compensation plans	398,522	$58.47	106,902

(1)	Includes 90,725 shares of common stock issuable upon vesting of outstanding RSUs.
(2)	The weighted-average exercise price does not include the shares issuable upon vesting of RSUs and DSUs, which have no exercise price.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of April 24, 2024, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. The table includes these persons’ beneficial ownership of common stock. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 6,695,536 shares of common stock outstanding at April 24, 2024. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options, DSUs, RSUs or warrants held by that person that are currently exercisable or exercisable within 60 days after April 24, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options, DSUs, RSUs and warrants referenced in the footnotes below are currently fully vested and exercisable. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Beneficial Ownership Table

	Common Stock
Name and principal position	Common Stock Shares		% of Class
Executive Officers and Directors
John R. Harding	3,421	(1)	*
Allison Christilaw	7,508	(2)	*
Steen Karsbo	7,542	(3)	*
Kenneth Hannah	1,970	(4)	*
Vyomesh Joshi	2,018	(5)	*
Philippe Morali	239	(6)	*
Uzi Sasson	3,085	(7)	*
Dan Eaton	—		*
All directors and executive officers as a group (8 persons)	25,783		*

* Represents less than 1%

(1)

Represents (a) 962 shares of Common Stock held by Mr. Harding, (b) 1,260 shares of Common Stock held by Harding Partners LP in which Mr. Harding is a General Partner, and (c) 1,199 shares of Common Stock that Mr. Harding has the right to acquire from us within 60 days of April 24, 2024.

(2)

Represents (a) 150 shares of Common Stock held by Ms. Christilaw, (b) 5,535 shares of Common Stock that Ms. Christilaw has the right to acquire from us within 60 days of April 24, 2024 pursuant to the exercise of Options and (c) 1,823 shares of Common Stock that Ms. Christilaw has the right to acquire from us within 60 days of April 24, 2024 pursuant to the redemption of DSUs.

(3)

Represents (a) 184 shares of Common Stock held by Mr. Karsbo, (b) 5,535 shares of Common Stock that Mr. Karsbo has the right to acquire from us within 60 days of April 24, 2024 pursuant to the exercise of Options, and (c) 1,823 shares of Common Stock that Mr. Karsbo has the right to acquire from us within 60 days of April 24, 2024 pursuant to the redemption of DSUs.

(4)	Represents 1,970 shares of Common Stock that Mr. Hannah has the right to acquire from us within 60 days of April 24, 2024, pursuant to the redemption of DSUs.
(5)	Represents (a) 705 shares of Common Stock held by Mr. Joshi, and 1,313 shares of Common Stock that Mr. Joshi has the right to acquire from us within 60 days of April 24, 2024 pursuant to RSUs.
(6)	Represents 239 shares of Common Stock held by Mr. Morali.
(7)	Represents 3,085 shares of Common Stock that Mr. Sasson has the right to acquire from us within 60 days of April 24, 2024, pursuant to the exercise of Options.

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

There have been no transactions since January 1, 2022 in which we have been, or plan to be, a party in which the annual amount involved exceeded, or is expected to exceed, $120,000 and in which any of our executive officers, directors, promoters or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under Item 11. Executive Compensation of this Amendment No. 1.

Director Independence

All of our current directors are considered independent under Nasdaq listing standards and SEC rules and regulations. The Board performed a review to determine the independence of these directors and made a subjective determination as to each of these directors that no transactions, relationships, or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of Meta Materials Inc. In making these determinations, the Board reviewed information provided by these directors with regard to each director’s business and personal activities as they may relate to us and our management.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees paid or accrued for the audit and other services provided by our auditor, KPMG LLP during the year ended December 31, 2023 and 2022. (Auditor Firm Id: 85; Auditor Name: KPMG LLP; Auditor Location: Vaughan, Canada)

	2023	2022
Audit Fees (1)	$1,299,272	$1,573,423
Tax Fees (2)	35,714	225,572
Total Fees	$1,334,986	$1,798,995

(1)	Audit Fees: This category includes amounts billed to us related to annual financial statement audit work, quarterly financial statement reviews and review of SEC registration statements.
(2)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent consultant for tax compliance, tax advice, and tax planning.

Audit Committee’s Pre-Approval Policies and Procedures

It is the policy of the Audit Committee to pre-approve all audit and permitted non-audit services proposed to be performed by our independent auditor. All audit and permitted non-audit services performed in fiscal 2023 were pre-approved by the Audit Committee. The process for such pre-approval is typically as follows: Audit Committee pre-approval is sought at one of the Audit Committee’s regularly scheduled meetings following the presentation of information at such meeting detailing the particular services proposed to be performed. The authority to pre-approve non-audit services may be delegated by the Audit Committee, pursuant to guidelines approved by the Audit Committee, to one or more members of the Audit Committee.

The Audit Committee has reviewed the non-audit services provided by KPMG LLP (“KPMG”) and has determined that the provision of such services is compatible with maintaining KPMG’s independence for the period of time during which it has served as our independent auditor.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
2.3.0	Distribution Agreement Between Meta Materials Inc. and Next Bridge Hydrocarbons Inc. dated September 2, 2022	10-K/A	2.3.0	24-Mar-23
2.4.0	Meta Materials Inc. - Next Bridge Hydrocarbons Inc. - Tax Matters Agreement, dated September 2, 2022	10-K/A	2.4.0	24-Mar-23
2.5.0	Meta Materials Inc. - Next Bridge Loan Agreement, dated September 2, 2022	10-K/A	2.5.0	24-Mar-23
2.6.0	Meta Materials Inc. & Oilco Holdings Inc - 8% Promissory Note Secure - $15 mil loan dated October 1, 2021	10-K/A	2.6.0	24-Mar-23
2.7.0	Stock Pledge Agreement between Gregory McCabe & Meta Materials Inc. dated September 30, 2021	10-K/A	2.7.0	24-Mar-23
2.8.0	Stock Purchase Agreement for the Sale and Purchase of the Entire Issued Share Capital of Plasma App Ltd., dated as of March 31, 2022, by and between Dmitry Yarmolich and Dzianis Yarmolich, on the one hand, and Meta Materials, Inc, on the other hand	10-Q/A	10.5	1-June-22
2.9.0	Asset Purchase Agreement, dated as of June 16, 2022, by and between Meta Materials Inc., Optodot Corporation, and SCP Management LLC, as Securityholders’ Representative	8-K	10.1	17-June-22
2.10.0	Stock Purchase Agreement, dated March 31, 2022, by and between Meta Materials Inc., on the one hand, and Dmitry Yarmolich and Dzianis Yarmolich, on the other hand	10-Q/A	10.5	31-Mar-22
3.1.0	Articles of Incorporation	10-K	3.1	18-Mar-19
3.1.1	Certificate of Amendment to Articles of Incorporation dated December 10, 2014	10-Q	3.2	15-May-15
3.1.2	Certificate of Amendment to Articles of Incorporation dated September 15, 2015	10-Q	3.3	12-Nov-15
3.1.3	Certificate of Amendment to Articles of Incorporation dated August 18, 2017.	10-Q	3.4	9-Nov-18
3.1.4	Amendment to the Articles of Incorporation of Torchlight Energy Resources, Inc., dated June 14, 2021	8-K	3.1	16-Jun-21
3.1.5	Certificate of Amendment related to the Reverse Stock Split and Name Change, filed June 25, 2021	8-K	3.1	29-Jun-21
3.1.6	Certificate of Change related to Reverse Stock Split, filed on January 26, 2024	8-K	3.2	29-Jan-24
3.2.0	Certificate of Designation of Preferences, Rights and Limitations of Series B Special Voting Preferred Stock, dated June 14, 2021	8-K	3.3	16-Jun-21
3.3.0	Certificate of Withdrawal of Certificate of Designation of Preference, Rights, and Limitations of Series A Non-Voting Preferred Stock	8-K	3.3.2	15-Dec-22
3.4.0	Certificate of Designated of Series C Preferred stock, filed on January 26,2024.	8-K	3.3	29-Jan-24
3.5.0	Amended and Restated Bylaws	8-K	3.1	26-Oct-16
3.5.1	First Amendment to Amended and Restated Bylaws of Meta Materials Inc.	8-K	3.1	20-Oct-23
4.1.0	Form of Investor Warrant	10-K	4.1	2-Mar-22
4.2.0	Form of Broker Warrant	10-K	4.2	2-Mar-22
4.3.0	Form of Common Stock Purchase Warrant (issued in June 2022)	8-K	4.1	27-June-22
4.4.0	Certificate of Incorporation of 2798832 Ontario Inc., dated December 9, 2020	10-K/A	4.5.0	24-Mar-23
4.4.1	Articles of Amendment of 2798832 Ontario Inc, dated February 3, 2021	10-K/A	4.5.1	24-Mar-23

4.4.2	Articles of Amendment of Metamaterial Exchangeco Inc., dated June 25, 2021	10-K/A	4.5.2	24-Mar-23
4.5	Description of Securities	10-K	4.5	28-Mar-24
4.6.0	Form of Warrant (issued in April 2023)	8-K	4.1	14-Apr-23
4.7.0	Form of Warrant (issued in December 2023)	8-K	4.1	6-Dec-23
4.8.0	Form of Amendment to Common Stock Purchase Warrant	8-K	4.2	6-Dec-23
4.9.0	Form of Pre-Funded Warrant (issued in February 2024)	8-K	4.1	21-Feb-24
4.10.0	Form of Warrant (issued in February 2024)	8-K	4.2	21-Feb-24
4.11.0	Form of Letter Agreement (entered in February 2024)	8-K	4.3	21-Feb-24
9.1.0	Voting and Exchange Trust Agreement by and among the Company and Metamaterial Exchangeco Inc. and AST Trust Company (Canada)	10-K/A	9.1.0	24-Mar-23
10.1.0	Highfield Park, Dartmouth, NS - Lease 20200828 - Original Document	10-K	10.1.1	2-Mar-22
10.1.1	Highfield Park, Dartmouth, NS - Lease 20210603 - Amendment June 1, 2021	10-K	10.111	2-Mar-22
10.2.0	QMB Innovation Centre, London-Lease 20221022-Modification&Expansion	10-K/A	10.5.0	24-Mar-23
10.3.0	Burnaby-Vancouver-BC-Lease-20220601-Modification	10-K/A	10.6.0	24-Mar-23
10.4.0+	Employment Agreement with Kenneth Rice, dated December 11, 2020	10-K	10.21	2-Mar-22
10.4.1+	Separation Agreement with Ken Rice, dated as of May 3, 2023	10-Q	10.8	9-Aug-23
10.5.0+	Employment Agreement with Jonathan Waldern dated December 16, 2020	10-K	10.22	2-Mar-22
10.5.1+	Separation Agreement with Jonathan Waldern, dated as of June 14, 2023	10-Q	10.9	9-Aug-23
10.5.2+	End of Employment Letter with Jonathan Waldern, dated as of April 25, 2023	10-Q	10.10	9-Aug-23
10.6.0+	Form of Meta Materials Inc. Indemnification Agreement	10-K	10.1	2-Mar-22
10.7.0+	Form of Stock Option Agreement	10-Q/A	10.3	1-June-22
10.8.0+	Form of Restricted Stock Unit Agreement	10-Q/A	10.4	1-June-22
10.9.0+	Amended and Restated Stock Option Plan	S-8	10.1	26-Aug-21
10.10.0+	2021 Equity Incentive Plan	S-8	4.1	22-Mar-22
10.11.0+	Outside Director Compensation Plan	10-K/A	10.15.0	24-Mar-23
10.12	First Amendment to Meta Materials Inc. - Next Bridge Loan Agreement , dated as of December 21, 2022	8-K	2.1	4-Apr-23
10.13	Second Amendment to Meta Materials Inc. - Next Bridge Loan Agreement, dated as of March 31, 2023	8-K	2.2	4-Apr-23
10.14	First Amendment to Meta Materials Inc. & Oilco Holdings Inc - 8% Promissory Note, dated September 2, 2022	8-K	2.3	4-Apr-23
10.15	Second Amendment to Meta Materials Inc. & Oilco Holdings Inc – 8% Promissory Note, dated as of March 31, 2023	8-K	2.4	4-Apr-23
10.16	Purchase Agreement by and between Meta Materials Inc. and Lincoln Park Capital Fund, LLC, dated September 11, 2023	8-K	10.1	11-Sep-23
10.17	Registration Rights Agreement between Meta Materials Inc. and Lincoln Park Capital Fund, LLC, dated September 11, 2023	8-K	10.2	11-Sep-23
10.18	Purchase Agreement by and between Meta Materials Inc. and Gregory McCabe, dated September 8, 2023	8-K	10.1	12-Sep-23
10.19	Registration Rights Agreement between Meta Materials Inc. and Gregory McCabe, dated September 8, 2023	8-K	10.2	12-Sep-23
10.20+	Employment Agreement with Uzi Sasson, effective November 5, 2023.	8-K	10.1	8-Nov-23
10.21+	Employment Agreement with D. Daniel Eaton, dated as of June 27, 202	10-Q	10.7	9-Aug-23
10.22+	Employment Agreement with Jim Fusaro, dated as of October 10, 2023	8-K	10.1	16-Oct-23
10.23+	Meta Materials Inc. Employee Incentive Compensation Plan	8-K	10.1	18-Apr-23
21.1	List of Subsidiaries	10-K	21.1	28-Mar-24
23.1	Consent of Independent Registered Public Accounting Firm	10-K	23.1	28-Mar-24

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.1	28-Mar-24
31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	28-Mar-24
97	Clawback Policy	10-K	97	28-Mar-24
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101				X

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meta Materials Inc.

Dated: April 29, 2024	By:	/s/ Uzi Sasson
Uzi Sasson
President and Chief Executive Officer