Form 10-Q
period 2024-03-31
META MATERIALS INC.
filed 2024-05-13
CIK 1431959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 6,695,536 shares of common stock, $0.001 par value per share, outstanding, including the Exchangeable Shares of 368,118.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include statements about:

•
our business strategy;
•
our ability to obtain financing to fund future expenditures and capital requirements;
•
the sufficiency of our present cash and cash equivalents balances and cash flows;
•
our future performance;
•
our ability to achieve expected savings and benefits in association with the Realignment and Consolidation plan (as defined in Note 3);
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
•
the effect of a global chip shortage.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.

You should not rely upon forward-looking statements as predictions of future events. We have based these forward-looking statements contained in this Quarterly Report largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), this Quarterly Report, and in our other filings we make with the Securities and Exchange Commission ("SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

	As of March 31,	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$6,395,929	$9,723,690
Restricted cash	564,576	578,406
Accounts receivables	2,048,426	942,793
Subscription receivables	—	881,100
Inventory	123,877	168,747
Prepaid expenses and other current assets	1,587,492	5,071,363
Due from related parties	—	29,906
Total current assets	10,720,300	17,396,005
Intangible assets, net	16,936,346	18,030,301
Property, plant and equipment, net	17,848,873	18,601,614
Operating lease right-of-use ("ROU") assets	855,641	1,200,417
Total assets	$46,361,160	$55,228,337
Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$9,696,923	$10,270,386
Accruals and other payables	3,841,799	7,249,291
Restructuring costs accrual	1,008,924	1,182,112
Current portion of long-term debt	545,215	801,628
Current portion of deferred revenues	665,955	1,054,557
Current portion of deferred government assistance	566,647	590,954
Current portion of funding obligation	959,410	982,912
Current portion of operating lease liabilities	1,296,404	1,452,863
Total current liabilities	18,581,277	23,584,703
Deferred revenues	384,876	419,035
Deferred government assistance	428,861	391,148
Long-term operating lease liabilities	5,671,681	5,973,657
Long-term debt	2,959,082	2,922,989
Total liabilities	28,025,777	33,291,532
Commitments and contingencies (Note 19)
Stockholders’ equity
Common stock - $0.001 par value; 10,000,000 shares authorized, 6,694,635 shares issued and outstanding at March 31, 2024, and $0.001 par value; 10,000,000 shares authorized, 5,659,438 shares issued and outstanding at December 31, 2023	6,694	543,046
Treasury stock, at cost, 18,536 shares at March 31, 2024 and 0 shares at December 31, 2023	(123,859)	—
Additional paid-in capital	639,618,677	635,860,437
Accumulated other comprehensive loss	(4,646,182)	(5,455,145)
Accumulated deficit	(616,519,947)	(609,011,533)
Total stockholders’ equity	18,335,383	21,936,805
Total liabilities and stockholders’ equity	$46,361,160	$55,228,337

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended March 31,
	2024	2023
Revenue:
Product sales	$85,169	$58,699
Development revenue	3,141,759	1,257,479
Licensing revenue	45,329	96,081
Total revenue	3,272,257	1,412,259
Cost of sales (exclusive of items shown separately below)	778,266	587,028
Depreciation and amortization expense included in cost of sales	3,673	10,047
Stock-based compensation expense (recovery) included in cost of sales	(48,417)	143,905
Gross profit	2,538,735	671,279
Operating expenses:
Sales & marketing	332,964	2,307,353
General & administrative	3,926,643	6,769,437
Research & development	2,660,995	5,060,756
Depreciation & amortization expenses	991,625	3,234,495
Stock-based compensation expense	310,825	1,858,440
Restructuring expense	266,035	—
Total operating expenses	8,489,087	19,230,481
Loss from operations	(5,950,352)	(18,559,202)
Interest expense, net	(108,766)	(112,998)
Realized gain (loss) on foreign exchange, net	62,445	(40,689)
Unrealized gain (loss) on foreign exchange, net	(1,513,055)	325,600
Other income (expense), net	1,314	(578,120)
Total other expense, net	(1,558,062)	(406,207)
Loss before income taxes	(7,508,414)	(18,965,409)
Income tax recovery	—	296,731
Net loss	$(7,508,414)	$(18,668,678)
Other comprehensive loss, net of tax
Unrealized foreign currency translation gain	808,963	322,787
Total other comprehensive income	808,963	322,787
Comprehensive loss	$(6,699,451)	$(18,345,891)
Basic and diluted loss per share	$(1.21)	$(5.06)
Weighted average number of shares outstanding - basic and diluted	6,180,363	3,688,793

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares (1)	Amount	Shares (1)	Amount	Capital	Income (loss)	Deficit	Equity
Balance, January 1, 2024	5,659,438	$543,046	—	$—	$635,860,437	$(5,455,145)	$(609,011,533)	$21,936,805
Reverse stock split fractional shares adjustment	177,686	(537,210)	—	—	537,210	—	—	—
Net loss	—	—	—	—	—	—	(7,508,414)	(7,508,414)
Other comprehensive income	—	—	—	—	—	808,963	—	808,963
Issuance of common stock and warrants	600,000	600	—	—	3,433,150	—	—	3,433,750
Stock issuance costs	—	—	—	—	(659,851)	—	—	(659,851)
Exercise of warrants	250,000	250	—	—	—	—	—	250
Settlement of restricted stock units	7,511	8	(19)	(164)	(8)	—	—	(164)
Stock-based compensation	—	—	—	—	262,408	—	—	262,408
Fair value adjustments of June 2022 Warrants and December 2023 Warrants	—	—	—	—	185,331	—	—	185,331
18,517 shares originally purchased by Mr. McCabe which were reassigned to META upon termination of SPA	—	—	(18,517)	(123,695)	—	—	—	(123,695)
Balance, March 31, 2024	6,694,635	$6,694	(18,536)	$(123,859)	$639,618,677	$(4,646,182)	$(616,519,947)	$18,335,383

Balance, January 1, 2023	3,622,479	$340,425	—	$—	$590,962,866	$(5,242,810)	$(207,496,328)	$378,564,153
Net loss	—	—	—	—	—	—	(18,668,678)	(18,668,678)
Other comprehensive income	—	—	—	—	—	322,787	—	322,787
Issuance of common stock	175,740	17,574	—	—	10,459,495	—	—	10,477,069
Stock issuance costs	—	—	—	—	(438,785)	—	—	(438,785)
Exercise of stock options	26,342	2,634	—	—	708,612	—	—	711,246
Settlement of restricted stock units	12,888	1,289	—	—	(1,289)	—	—	—
Stock-based compensation	—	—	—	—	2,002,340	—	—	2,002,340
Balance, March 31, 2023	3,837,449	$361,922	—	$—	$603,693,239	$(4,920,023)	$(226,165,006)	$372,970,132

(1) In accordance with SAB Topic 4.C, all number of shares have been adjusted retroactively to reflect the Reverse Stock Split on January 29, 2024.

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

META MATERIALS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,508,414)	$(18,668,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	119,985	137,657
Non-cash interest income	—	(391,111)
Non-cash lease expense	303,336	401,528
Deferred income tax	—	(296,731)
Depreciation and amortization expense	995,298	3,244,511
Credit loss expense	—	981,861
Unrealized foreign currency exchange (gain) loss	1,520,386	(221,535)
Change in deferred revenue	(399,220)	(4,580)
Stock-based compensation and other non-cash personnel expense	262,408	2,002,343
Others	57,406	18,843
Changes in operating assets and liabilities	(1,273,949)	(2,724,270)
Net cash used in operating activities	(5,922,764)	(15,520,162)
Cash flows from investing activities:
Purchases of property, plant and equipment	(115,995)	(1,693,768)
Proceeds from below-market capital government loan	148,091	256,240
Proceeds from collection of Next Bridge Notes Receivable	—	1,000,000
Net cash provided by (used in) investing activities	32,096	(437,528)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	3,433,750	10,477,069
Stock issuance costs paid on the issuance of common stock and warrants	(418,372)	(438,785)
Repayments of long-term debt	(362,760)	(85,457)
Proceeds from stock option and warrants exercises	250	711,246
Repurchases of common stock for income tax withheld upon settlement of restricted stock units	(164)	—
Net cash provided by financing activities	2,652,704	10,664,073
Net decrease in cash, cash equivalents and restricted cash	(3,237,964)	(5,293,617)
Cash, cash equivalents and restricted cash at beginning of the year	10,302,096	11,811,471
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(103,627)	23,769
Cash, cash equivalents and restricted cash at end of the period	$6,960,505	$6,541,623
Supplemental cash flow information
Accrued purchases of property, equipment and patents	$16,689	$1,998,469
ROU assets derecognized from termination of operating lease obligations	$250,878	$—
Common stock issuance costs in accrued liabilities or accounts payable	$56,150	$—
Non-cash issuance costs as a result of amendment of June 2022 Warrants and December 2023 Warrants	$185,331	$—
18,517 shares originally purchased by Mr. McCabe which were reassigned to META upon termination of SPA	$123,695	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

META MATERIALS INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

1. Corporate Information

Meta Materials Inc. (also referred to herein as the “Company”, “META”, “we”, “us”, or “our”) is an advanced materials and nanotechnology company. We are developing materials that we believe can improve the performance and efficiency of many current products as well as allow new products to be developed that cannot otherwise be developed without such materials. We believe we are positioned for growth, by pioneering a new category of intelligent surfaces, which will allow us to become a metamaterials industry leader. We enable our potential customers across a range of industries - consumer electronics, 5G communications, healthcare, aerospace, automotive, and clean energy - to deliver improved products to their customers. For example, our nano-optic metamaterial technology is being used to develop anti-counterfeiting security features for a Central Bank customer and for currencies and authentication for global brands. We currently have over 455 active patent documents, of which 346 patents have issued.

Our principal executive office is located at 60 Highfield Park Drive, Dartmouth, Nova Scotia, Canada.

2. Significant Accounting Policies

Basis of presentation

These unaudited condensed consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our fiscal year-end is December 31. The unaudited condensed consolidated interim financial statements include the accounts of Meta Materials Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

These unaudited condensed consolidated interim financial statements do not include all of the information and notes required by U.S. GAAP for annual financial statements. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and notes for the years ended December 31, 2023 and 2022, filed with the SEC.

Reverse Stock Split

On January 26, 2024, we filed a Certificate of Change with the Nevada Secretary of State to effect a reverse stock split of our common stock at a rate of 1-for-100 (the "Reverse Stock Split"), which became effective as of January 29, 2024 (the "Effective Date"). The Reverse Stock Split was approved by the board of directors in accordance with Nevada law. The Reverse Stock Split did not have any impact on the par value of common stock.

On the Effective Date, every one hundred shares of Common Stock issued and outstanding were automatically combined into one share of Common Stock, without any change in the par value per share. As the per-share par value did not change, we reclassified $0.5 million from Common Stock to Additional Paid-in-Capital on the Effective Date. The exercise prices and the number of shares issuable upon exercise of outstanding stock options, equity awards and warrants, and the number of shares available for future issuance under the equity incentive plans were adjusted in accordance with their respective terms. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in our Common Stock. We did not issue any fractional shares in connection with the Reverse Stock Split. Instead, fractional shares were rounded up to the next largest whole number, resulting in the issuance of 177,686 shares upon the Effective Date. The Reverse Stock Split did not modify the relative rights or preferences of the Common Stock.

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

The following table provides details on how the Reverse Stock Split affects our outstanding common stock and the calculation of Earnings Per Share:

	As of March 31, 2023
	Post-Reverse Stock Split	Pre-Reverse Stock Split
Number of shares authorized	10,000,000	1,000,000,000
Number of shares issues and outstanding	3,837,449	383,744,889
Weighted average number of shares outstanding - basic and diluted	3,688,793	368,879,341

	Three months ended
	March 31, 2023
	Post-Reverse Stock Split	Pre-Reverse Stock Split
Basic and diluted loss per share	$(5.06)	$(0.05)

Reclassification – Certain prior year amounts have been reclassified in the accompanying unaudited condensed consolidated interim financial statements to conform to the current period presentation:

•
Licensing revenue is reported in a separate line under Revenue in the accompanying unaudited condensed statements of operations and comprehensive loss. Previously, Licensing revenue was reported as part of Development revenue. Amounts related to Licensing revenue for the three months ended March 31, 2023 have been separately presented throughout this Quarterly Report to reflect this reclassification of Licensing revenue to conform to the current period presentation. There are no changes in total Revenue and Gross profit.
•
Depreciation and amortization expenses and stock-based compensation expense are reported in a separate line under Cost of sales and Operating expenses in the accompanying unaudited condensed consolidated interim statements of operations and comprehensive loss. Previously, those expenses were reported as a same line item under Cost of sales, Sales & marketing, General & administrative and Research & development. Amounts related to depreciation and amortization expenses and stock-based compensation expense for the three months ended March 31, 2023 have been separately presented throughout this Quarterly Report to reflect this reclassification of depreciation and amortization expenses and stock-based compensation expense to conform to the current period presentation. There are no changes in total Cost of sales, Gross profit and Operating expenses.
•
Realized gain (loss) on foreign exchange, net and Unrealized gain (loss) on foreign exchange, net are reported in a separate line under Other income (expense), net in the accompanying unaudited condensed consolidated interim statements of operations and comprehensive loss. Previously, those expenses were reported as a single line, Gain (loss) on foreign exchange, net, under Other income (expense), net in the unaudited condensed consolidated interim statements of operations and comprehensive loss. Amounts related to Gain (loss) on foreign exchange, net, for the three months ended March 31, 2023 have been separately presented throughout this Quarterly Report to reflect this reclassification of Realized gain (loss) on foreign exchange, net and Unrealized gain (loss) on foreign exchange to conform to the current period presentation. There are no changes in total Other income (expense), net.

Recently Adopted Accounting Pronouncements

As of March 31, 2024 and for the period then ended, there were no recently adopted accounting standards that had a material impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in Accounting Standards Codification ("ASC") 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

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

We have incurred net losses of $7.5 million and $398.2 million for the three months ended March 31, 2024 and the twelve months ended December 31, 2023, respectively, and have an accumulated deficit of $616.5 million as of March 31, 2024. As of March 31, 2024, we had a working capital deficit of $7.9 million (As of December 31, 2023 – working capital deficit of $6.2 million). In addition, we have incurred negative cash flows from operating activities of $5.9 million and $42.2 million for the three months ended March 31, 2024 and the twelve months ended December 31, 2023, respectively. Additionally, we did not receive stockholder approval to increase the number of common stock authorized and available for issuance during the Special Meeting of Stockholders held on April 15, 2024. As a result, we do not have a sufficient number of authorized, available and unreserved common stock for issuance, to raise additional funds through equity financing. Our expectation of incurring operating losses and negative operating cash flows in the future, the need for additional funding to support our planned operations, and the risk that we may not receive approval to increase the number of common stock authorized and available for issuance raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these condensed consolidated interim financial statements are issued.

Management's plans to alleviate the events and conditions that raise substantial doubt include reduced spending, the pursuit of additional financing, and other measures to increase cash inflows. On June 6, 2023, our board of directors approved a revised operating plan (the "Realignment and Consolidation Plan") pursuant to a process for increased focus on key applications with the greatest near-term revenue potential, and of realignment of our resources and structure for reduced operating expenses. See Note 4 for further details regarding the Realignment and Consolidation Plan. While the Realignment and Consolidation Plan improved operational efficiency and significantly reduced our costs, we have been unable to secure additional financing, which necessitated further measures to improve cash flow.

On May 2, 2024, our board of directors approved a reduction in our workforce by approximately 80% of our employees (the “Workforce Reduction”) in order to preserve cash resources. The Workforce Reduction is expected to be completed over the next few weeks. We estimate that we will incur aggregate charges in connection with the Workforce Reduction of approximately $1.5 million, which relate to severance payments, benefits and related costs. The estimate of the charges that we expect to incur in connection with the Workforce Reduction, and the timing thereof, are subject to several assumptions and the actual amounts incurred may differ materially from these estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Workforce Reduction.

Management has concluded the likelihood that our plan to successfully obtain sufficient funding, or adequately reduce expenditures, while possible, is less than probable because these plans are not entirely within our control. We continue to evaluate all available strategic alternatives including, but not limited to, the divestiture of assets, additional financing security and/or the sale of the Company. There can be no assurance regarding the outcome of this process. Without an influx of cash to support operations, the Company faces financial hardship that may result in bankruptcy proceedings. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of these condensed consolidated interim financial statements.

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

4. Realignment and Consolidation Plan

As of March 31, 2024, as a result of the Realignment and Consolidation Plan approved by our board of directors on June 6, 2023, substantial progress has been made in restructuring our corporate structure to decrease operating expenses and concentrate on key areas with significant revenue potential, such as authentication, wide area motion imagery, battery materials, and transparent conductive films.

During the three months ended March 31, 2024, we recognized $0.3 million of restructuring expense in relation to the plan, which consisted of severance payments for actual terminations under the Realignment and Consolidation Plan. The total expenses incurred from the plan's inception through March 31, 2024 amounted to $4.1 million. We accrue costs in connection with ongoing restructuring actions. These accruals include estimates primarily related to employee headcount, local statutory benefits, and other employee termination costs. We calculate severance obligations based on standard practices or the contractual obligations if applicable. As of March 31, 2024, we recorded $1.0 million in provisions for severance payments and contract termination costs when probable and estimable since we committed to the Realignment and Consolidation Plan. These accruals have been reviewed on a quarterly basis and changes to restructuring actions are appropriately recognized when identified. We also have one-time benefit arrangements with certain employees, which have been recorded in accordance with ASC 420 where a one-time termination benefit is accrued when the terms of the benefit arrangement is communicated to the affected employees and may be spread over a future service period through the termination date.

Cash payments relating to restructuring costs in the three months ended March 31, 2024 were $0.4 million. The costs related to restructuring activities have been recorded in the restructuring expense in the condensed consolidated interim statement of operations and comprehensive loss.

5. Notes Receivable

During 2021 and 2022, META loaned money to Next Bridge Hydrocarbons Inc. ("Next Bridge"), which was previously a wholly-owned subsidiary of META until the completion of the spin-off transaction on December 14, 2022, pursuant to a secured promissory note with principal amount of $15.0 million, or the 2021 Note, and unsecured note receivable for principal amount of $5.0 million, or the 2022 Note. The 2021 Note was partially secured by a combination of shares of META’s common stock and an interest in the Orogrande Project Property.

In August 2023, we entered into a Loan Sale Agreement with Gregory McCabe, selling all rights, titles, interests, and obligations in the loans previously extended to Next Bridge Hydrocarbons Inc ("Next Bridge Notes Receivable"). This sale was finalized for cash consideration of $6.0 million, representing $24.0 million outstanding balance of the Next Bridge Notes Receivable as of the closing date, August 7, 2023. Concurrently, META and Mr. McCabe agreed on a Stock Purchase Agreement ("SPA"), whereby Mr. McCabe committed to purchasing $6.0 million of shares of our common stock beginning on September 1, 2023, in monthly amounts of $250,000 for the first six months and in monthly amounts of $500,000 for the next nine months thereafter, at a price per share equal to 120% of the 5-day VWAP on the trading day preceding the date of each such purchase. Mr. McCabe purchased 18,517 shares of our common stock for $0.5 million during the year ended December 31, 2023.

On January 21, 2024, we entered into a Release Agreement with Mr. McCabe pursuant to which we and Mr. McCabe agreed to terminate the SPA. Under the terms of the Release Agreement, Mr. McCabe was relieved of any obligation to make additional stock purchases under the SPA. The terms of the Release Agreement require (i) a payment of $700,000 by Mr. McCabe to us, (ii) assignment to us of all stock purchases made by Mr. McCabe under the SPA and (iii) an additional payment of $700,000 by Mr. McCabe to us if our common stock achieves a certain target value within two years of the effective date of the Release Agreement. We received $700,000 in January 2024 and the 18,517 shares were reassigned to META, for which we recorded $0.1 million of treasury stock as of March 31, 2024.

6. Inventory

Inventory consists of photosensitive materials, lenses, laser protection film and finished eyewear, and is comprised of the following:

	As of March 31,	As of December 31,
	2024	2023
Raw materials	$512,897	$558,837
Supplies	10,693	10,747
Work in process	36,999	45,912
Finished goods	42,226	43,922
Inventory provision	(478,938)	(490,671)
Total inventory	$123,877	$168,747

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	As of March 31,	As of December 31,
	2024	2023
Prepaid expenses	$1,253,610	$1,476,981
Receivable for insurance proceeds (Note 19)	—	3,100,000
Other current assets	257,666	332,794
Taxes receivable	76,216	161,588
Total prepaid expenses and other current assets	$1,587,492	$5,071,363

8. Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	Useful life	As of March 31,	As of December 31,
	(years)	2024	2023
Land	N/A	$439,115	$449,872
Building	25	5,060,849	5,184,826
Computer equipment	3-5	1,550,507	1,583,617
Computer software	1	796,670	815,777
Manufacturing equipment	2-5	23,608,611	23,979,024
Office furniture	5-7	895,962	914,265
Leasehold improvements	5-10	22,311,365	22,794,726
Enterprise Resource Planning software	5	197,560	202,400
Assets under construction	N/A	6,220,851	6,377,090
		61,081,490	62,301,597
Accumulated depreciation and impairment		(43,232,617)	(43,699,983)
		$17,848,873	$18,601,614

Depreciation expense was $0.3 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively.

9. Intangible Assets and Goodwill

Intangible assets

Intangible assets consist of the following:

	Useful life	As of March 31,	As of December 31,
	(years)	2024	2023
Patents	5-10	$42,862,050	$43,025,376
Trademarks		124,649	126,839
Developed technology	20	13,970,480	14,312,717
Customer contract	5	9,594,096	9,829,123
		66,551,275	67,294,055
Accumulated amortization and impairment		(49,614,929)	(49,263,754)
		$16,936,346	$18,030,301

Amortization expense was $0.7 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively.

Goodwill

Goodwill is tested for impairment annually as of December 31 or more frequently when events or changes in circumstances indicate that impairment may have occurred. During the year ended December 31, 2023, we recorded $282.2 million of goodwill impairment as a result of a sustained decline in our market capitalization. Based on a quantitative interim goodwill impairment test performed at June 30, 2023, we concluded that the carrying value of the reporting unit was higher than its estimated fair value, which was determined using the market valuation method. This resulted in the impairment of the entire carrying value of goodwill as of June 30, 2023.

10. Long-Term Debt

	As of March 31,	As of December 31,
	2024	2023

ACOA Atlantic Innovation Fund ("AIF") 2015 interest-free loan(1)with a maximum contribution of CA$3,000,000. Annual repayments, commencing June 1, 2021, are calculated as a percentage of gross revenue for the preceding fiscal year, at Nil when gross revenues are less than CA$1,000,000, 5% when gross revenues are less than CA$10,000,000 and greater than CA$1,000,000, and CA$500,000 plus 1% of gross revenues when gross revenues are greater than CA$10,000,000. As of March 31, 2024, the amount of principal drawn down on the loan, net of repayments, is CA$2,122,882 (December 31, 2023 - CA$2,481,823).

	$1,236,633	$1,486,966
ACOA BDP 2018 interest-free loan(2),(3) with a maximum contribution of CA$3,000,000, repayable in monthly repayments commencing June 1, 2021, of CA$31,250 until May 1, 2029. As of March 31, 2024, the amount of principal drawn down on the loan, net of repayments, is CA$1,937,500 (December 31, 2023 - CA$2,031,250).	990,836	1,047,122
ACOA PBS 2019 interest-free loan(2)with a maximum contribution of CA$100,000, repayable in monthly repayments commencing June 1, 2021, of CA$1,400 until May 1, 2027. As of March 31, 2024, the amount of principal drawn down on the loan, net of repayments, is CA$52,778 (December 31, 2023 - CA$56,944).	27,654	29,936
ACOA Regional Relief and Recovery Fund ("RRRF") 2020 interest-free loan with a maximum contribution of CA$390,000, repayable in monthly repayments commencing April 1, 2023, of CA$11,000 until April 1, 2026. As of March 31, 2024, the principal amount drawn down on the loan is CA$258,000 (December 31, 2023 - CA$291,000).	135,869	151,070
EDC 2022 interest-free loan(4) with a maximum contribution of CA$2,000,000 (CA$1,000,000 for building renovations and CA$1,000,000 for acquisition of equipment for Nanotech). Repayable in 60 monthly installments of CA$30,000, with the first repayment due in January 2026. As of March 31, 2024, the principal amount drawn down on the loan is CA$2,000,000 (December 31, 2023 - CA$1,800,000).	1,113,305	1,009,523
	3,504,297	3,724,617
Less: current portion	545,215	801,628
	$2,959,082	$2,922,989

(1) The carrying amount of the ACOA AIF loan is reviewed each reporting period and adjusted as required to reflect management’s best estimate of future cash flows, discounted at the original effective interest rate.

(2) We were required to maintain a minimum balance of positive equity throughout the term of the loan. However, on November 14, 2019, ACOA waived this requirement for the period ending June 30, 2019 and for each period thereafter until the loan is fully repaid.

(3) A portion of the ACOA BDP 2018 loan was used to finance the acquisition and construction of manufacturing equipment resulting in $425,872 that was recorded as deferred government assistance, which is being amortized over the useful life of the associated equipment.

(4) The EDC 2022 loan was used to finance building renovations and equipment purchase resulting in CA$0.6 million of deferred government assistance as of March 31, 2024, which is being amortized over the useful life of the associated building and equipment.

11. Capital Stock

Common stock

Authorized: 10,000,000 common shares, $0.001 par value.

During the three months ended March 31, 2024, 5,690 restricted stock units ("RSUs") have vested and settled into an equal number of common shares. In addition, 1,821 of vested Deferred Stock Units ("DSUs") have been redeemed during the three months ended March 31, 2024.

February 2024 Offering

On February 21, 2024, we completed a registered direct offering with an institutional investor of (i) 600,000 shares of our common stock, (ii) Pre-funded Warrants to purchase up to 250,000 shares of common stock, and (iii) February 2024 Warrants to purchase up to an aggregate of 850,000 shares of common stock (the "February 2024 Offering"). Each share of common stock and Pre-Funded Warrant was offered and sold together with an accompanying February 2024 Warrant at a combined price of $4.04 per share of common stock or $4.039 per Pre-Funded Warrant, as applicable. In connection with the February 2024 Offering, we received net proceeds of approximately $3.0 million, after deducting placement agent fees and estimated offering expenses payable by us. Each Pre-Funded Warrant and Warrant is exercisable at any time on or after the date of issuance to purchase one share of Common Stock at a price of either $0.001 per share, in the case of the Pre-Funded Warrants, or $3.91 per share, in the case of the Warrants. The Pre-Funded Warrants expire when they are exercised in full, and the Warrants expire five years from the date of issuance. As of March 31, 2024, we issued 250,000 shares of our common stock following the full exercise of the Pre-Funded Warrants.

On February 19, 2024, in connection with, and as a condition to, the February 2024 Offering, we entered into the Letter Agreement with the institutional investor in the February 2024 Offering, pursuant to which we agreed to amend certain warrants issued on June 28, 2022 and amended on December 4, 2023 (the "June 2022 Warrants") and warrants issued on December 6, 2023 (the "December 2023 Warrants") held by the investor. The Letter Agreement applies to (i) June 2022 Warrants representing an aggregate of 74,074 shares of Common Stock and (ii) December 2023 Warrants representing an aggregate of 25,000 shares of Common Stock, in each case, after giving effect to the 1-for-100 reverse stock split the Company effected on January 29, 2024.

Pursuant to the Letter Agreement, the exercise price per share of the amended June 2022 Warrants and December 2023 Warrants will automatically be reduced (if and only if such new exercise price on the repricing date is lower than the exercise price of the June 2022 Warrants and the December 2023 Warrants then in effect) to be the Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) of the Common Stock on June 6, 2024. Based on ASC 815-40, which provides guidance as to how an issuer should account for a modification of the terms or conditions of a freestanding equity-classified written call option (i.e., warrant) that remains equity-classified after modification, we measured the effect of the Letter Agreement as the excess of the fair value of the amended June 2022 Warrants and December 2023 Warrant over the fair value of those warrants immediately before the Letter Agreement and recognized the excess as an equity issuance cost in connection with the February 2024 Offering. Accordingly, we recognized non-cash issuance cost of $0.2 million, which was included in Additional paid-in capital in the condensed consolidated interim balance sheet as of March 31, 2024.

At-the-Market Equity Offering Program

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

During the three months ended March 31, 2023, we sold a total of 175,740 shares of our common stock under the ATM at a weighted average price of $60 per share, generating gross proceeds of $10.5 million and net proceeds of $10.0 million after offering expenses.

By written notice dated September 5, 2023, Ladenburg terminated its participation as Sales Agent under the ATM Agreement, and accordingly the ATM Agreement was terminated.

Warrants

The following table summarizes the changes in warrants of the Company:

	Number of
	warrants	Amount
Balance, December 31, 2023	1,974,280	$39,269,867
Reverse stock split fractional shares adjustment	16	N/A
Issued	850,000	2,017,800
Exercised	(250,000)	(589,784)
Balance, March 31, 2024	2,574,296	$40,697,883

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

DSU plan

On March 28, 2013, we implemented a DSU Plan for our directors, employees and officers. Each unit is convertible at the option of the holder into one common share of the Company. Eligible individuals are entitled to receive all DSUs (including dividends and other adjustments) no later than December 1st of the first calendar year commencing after the time of termination of their services.

The following table summarizes the change in DSUs of the Company:

	Number of DSUs (#)	Weighted average grant date fair value
Outstanding, December 31, 2023	50,257	$29.57
Reverse stock split fractional shares adjustment	14	N/A
Redeemed	(1,821)	$151.32
Outstanding, March 31, 2024	48,450	$25.03

RSU plan

Each unit is convertible at the option of the holder into one common share of our shares upon meeting the vesting conditions.

Total stock-based compensation expense related to RSUs included in the condensed consolidated interim statements of operations and comprehensive loss was as follows:

	Three months ended March 31,
	2024	2023
Cost of sales	$(48,418)	$143,905
Selling & marketing	13,439	120,544
General & administrative	61,552	403,207
Research & development	(26,248)	419,021
Total expenses related to RSUs (1)	$325	$1,086,677

(1) Estimated forfeiture rate for RSUs as of March 31, 2024 is 20% compared to the estimated forfeiture rate of 0% for RSUs as of March 31, 2023.

The following table summarizes the change in outstanding RSUs:

	Number of RSUs #	Weighted average grant date fair value
Outstanding, December 31, 2023	90,725	$49.16
Reverse stock split fractional shares adjustment	60	N/A
Forfeited	(5,253)	$99.94
Vested and settled	(5,690)	$124.26
Outstanding, March 31, 2024	79,842	$40.52

Vested but not yet settled, March 31, 2024	439	$121.00

Employee stock option plan

Each stock option is convertible at the option of the holder into one common share upon payment of the exercise price.

Total stock-based compensation expense related to stock options included in the condensed consolidated interim statements of operations and comprehensive loss was as follows:

	Three months ended March 31,
	2024	2023
Sales & marketing	$—	$99,242
General & administrative	123,056	499,042
Research & development	126,033	317,379
Total expenses related to options (1)	$249,089	$915,663

(1) Estimated forfeiture rate for stock options as of March 31, 2024 is 8% compared to the estimated forfeiture rate of 0% for stock options as of March 31, 2023.

The following table summarizes the change in our outstanding stock options:

		Average	Average
		exercise	exercise
		price per	remaining	Aggregate
	Number of options #	stock option	contractual term (years)	intrinsic value
Outstanding, December 31, 2023	189,540	$62.23	4.68	$—
Reverse stock split fractional shares adjustment	33	N/A
Forfeited	(53,726)	$63.54
Outstanding, March 31, 2024	135,847	$61.72	7.25	$—

Exercisable, March 31, 2024	79,176	$83.95	5.82	$—

Below is a summary of the outstanding options as of March 31, 2024 and December 31, 2024:

	As of March 31,		As of December 31,
	2024		2023
Range of exercise price	Number outstanding #	Number exercisable #	Number outstanding #	Number exercisable #
$12.00 - $27.00	93,070	44,641	124,383	75,457
$89.00 - $100.00	4,200	4,200	14,918	11,793
$117.00 - $126.00	10,376	5,294	15,029	8,446
$131.00 - $158.00	17,451	14,291	24,460	16,286
$197.00 - 200.00	10,750	10,750	10,750	9,374
	135,847	79,176	189,540	121,356

13. Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented:

	Three months ended March 31,
	2024	2023
Numerator:
Net loss	$(7,508,414)	$(18,668,678)
Denominator:
Weighted-average shares, basic	6,180,363	3,688,793
Weighted-average shares, diluted	6,180,363	3,688,793
Net loss per share
Basic	$(1.21)	$(5.06)
Diluted	$(1.21)	$(5.06)

The following potentially dilutive shares were not included in the calculation of diluted shares above as the effect would have been anti-dilutive:

	As of March 31,
	2024	2023
Options	135,847	308,105
Warrants	2,574,296	399,209
RSUs	79,842	51,130
DSUs	48,450	39,102
	2,838,435	797,546

14. Additional Cash Flow Information

The net changes in non-cash working capital balances related to operations consist of the following:

	Three months ended March 31,
	2024	2023
Inventory	$40,970	$8,812
Accounts receivables and other receivables	(420,278)	66,159
Prepaid expenses and other current assets	3,452,656	(792,684)
Trade payables, accruals and other accruals	(3,578,613)	(1,687,578)
Restructuring costs accrual	(425,169)	—
Due from related party	29,906	(60)
Operating lease liabilities	(373,421)	(318,919)
	$(1,273,949)	$(2,724,270)

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

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

	As of March 31,		As of December 31,
	2024		2023
Financial liability	Carrying value	Fair value	Carrying value	Fair value
Funding obligation	$959,410	$959,410	$982,912	$982,912
Operating lease liabilities	$6,968,085	$9,315,009	$7,426,520	$9,782,069
Long-term debt	$3,504,297	$3,764,136	$3,724,617	$3,970,061

16. Revenue

We have one operating segment based on how management internally evaluates separate financial information, business activities and management responsibility.

Revenue is disaggregated as follows:

	Three months ended March 31,
	2024	2023
Product sales	$85,169	$58,699
Licensing revenue	45,329	96,081
Contract revenue(1)	2,616,759	1,257,479
Other development revenue	525,000	—
Development revenue	3,141,759	1,257,479
	$3,272,257	$1,412,259

(1) A portion of contract revenue represents previously recorded deferred revenue that was recognized as revenue after satisfaction of performance obligations either through passage of time or after completion of specific performance milestones.

Refer to Note 18, Segment and Geographical Information, for revenues disaggregated by geography.

Customer concentration

A significant amount of our revenue is derived from contracts with major customers. For the three months ended March 31, 2024, revenue from those two customers, each representing more than 10% of the total revenue, accounted for $2.6 million, or 79.8%, and $0.4 million, or 11.5%, of total revenues, respectively. We currently derive a significant portion of our revenue from contract services with a G10 central bank. In August 2023 and September 2023, we were awarded $2.1 million and $6.2 million purchase orders, respectively, under this contract. Including those new purchase orders, we have received a total of $22.7 million in purchase orders under the development contract as of March 31, 2024. These contract services incorporate both nano-optic and optical thin film technologies and are focused on developing authentication features for future banknotes.

For the three months ended March 31, 2023, revenue from one customer accounted for $1.3 million or 89.1% of total revenue.

17. Leases

There were no new significant lease agreements during the three months ended March 31, 2024 and 2023.

In January 2024, by mutual agreement with Queen Mary University of London, the lease at the Queen Mary Innovation Centre in London was terminated without penalty. On January 15, 2024, the specified termination date of the lease agreement, we derecognized $0.3 million of lease liability and $0.3 million of ROU assets.

Total operating lease expense included in the condensed consolidated interim statements of operations and comprehensive loss is as follows:

	Three months ended March 31,
	2024	2023
Operating lease expense	$318,844	$400,450
Short term lease expense	36,983	79,563
Variable and other lease expense	110,220	66,528
Total	$466,047	$546,541

We completed our evaluation of the provisions of ASC 842, Leases, and elected the practical expedient to not capitalize any leases with initial terms of less than twelve months on our balance sheet and include them as short-term lease expense in the condensed consolidated interim statements of operations and comprehensive loss.

Future minimum payments under non-cancelable operating lease obligations were as follows as of March 31, 2024:

Remainder of 2024	$1,318,116
2025	1,719,548
2026	1,573,802
2027	1,159,226
2028	1,166,646
Thereafter	3,792,436
Total minimum lease payments	10,729,774
Less: interest	(3,761,689)
Present value of net minimum lease payments	6,968,085
Less: current portion of lease liabilities	(1,296,404)
Total long-term lease liabilities	$5,671,681

18. Segment and Geographic Information

We have a single operating segment and reportable segment. Our Chief Executive Officer was identified as the chief operating decision maker as of March 31, 2024. Our chief operating decision maker reviews financial information presented as one operating segment for the purpose of making decisions, allocating resources and assessing financial performance.

Our net revenues by major geographic area (based on destination) were as follows:

	Three months ended March 31,
Revenue by geography	2024	2023
United States
Product sales	$8,512	$11,025
Development revenue	3,141,759	1,257,479
Licensing revenue	24,059	24,075
Canada
Product sales	53,712	18,935
Licensing revenue	21,270	22,852
Other Countries
Product sales	22,945	28,739
Licensing revenue	—	49,154
Total revenue	$3,272,257	$1,412,259

Property, plant and equipment, net per geographic region were as follows:

	As of March 31,	As of December 31,
Property, plant and equipment, net	2024	2023
United States	$—	$—
Canada	17,603,917	18,333,413
Other countries	244,956	268,201
Total property, plant and equipment, net	$17,848,873	$18,601,614

19. Commitments and Contingencies

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

On December 20, 2023, we reached an agreement to settle this securities class and the Nevada Shareholder Action (described below) on a class-wide basis for a combined $3.0 million (“Proposed Class Actions Settlement”). On January 19, 2024, the parties executed a formal Stipulation of Settlement and the plaintiffs filed a motion for preliminary approval of the Proposed Class Actions Settlement. As of March 31, 2024, the $3.0 million owed to the plaintiffs had been fully paid, with $2.85 million of this amount covered directly by our insurers.

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

Nevada shareholder action

On September 21, 2023, a putative shareholder class action was filed in the Eighth Judicial District Court Clark County, Nevada captioned Denton v. Palikaras, et al., No. A-23-878134-C. The complaint names us as defendants along with certain of our former officers and certain former Torchlight officers and directors. The complaint alleges claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, arising from our business combination with Torchlight. The complaint seeks, among other things, unspecified damages, interest, and an award of costs and fees to plaintiffs, including attorneys’ fees. On December 20, 2023, we reached an agreement to settle the Nevada Shareholder Action and the security class action described above on a class-wide basis for a combined $3.0 million, of which $2.85 million was paid by our insurers. On January 19, 2024, the parties executed a formal Stipulation of Settlement and the plaintiffs filed a motion for preliminary approval of the Proposed Class Actions Settlement. The settlement is still subject to final approval of the court, however on February 6, 2024, the court granted preliminary approval of the Proposed Class Actions Settlement. Furthermore, as detailed in the Securities Class Action section above, the entire settlement amount had been fully paid as of March 31, 2024.

Westpark Capital Group

On July 25, 2022, Westpark Capital Group, LLC ("Westpark") filed a complaint in Los Angeles County Superior Court against us for breach of contract, alleging that it is owed a $0.5 million commission as a placement agent with respect to our June 2022 direct offering. On August 31, 2022, we filed an answer to the complaint. We dispute that WestPark Capital Group placed the investor in the direct offering and is owed a commission. We recorded a liability of $0.3 million related to the claim from Westpark in Accruals and other payables in the condensed consolidated interim balance sheet as of March 31, 2024 based on our best estimate of the outflow required to settle the claim.

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

We have made an offer of settlement to the Staff of the SEC’s Division of Enforcement to resolve the matter. The Proposed SEC Settlement is subject to approval by the SEC Commissioners. We cannot predict whether or when the Proposed SEC Settlement will be approved. If the Commissioners approve the Proposed SEC Settlement, the Commission will enter a cease- and-desist order (the “Order”) in connection with certain antifraud, reporting, books and records, and internal accounting control provisions of the securities laws. Under the terms of the Proposed SEC Settlement, we would neither admit nor deny the findings in the Order. If approved, in connection with the Proposed SEC Settlement, we will pay a civil money penalty in an amount of $1.0 million in four (4) installments over the period of one (1) year pursuant to an agreed upon payment plan. We recorded the $1.0 million in Accruals and other payables in the condensed consolidated interim balance sheet as of March 31, 2024.

Claim for breach of contract

On February 8, 2024, M.R.S. Construction Limited (“MRS”) filed a notice of action in the Supreme Court of Nova Scotia against Metamaterial Technologies Canada Inc., our subsidiary, for breach of contract, alleging that it is owed CA$1.0 million in fees. The case is currently pending. As of March 31, 2024, we have approximately $0.5 million of unpaid balance recorded in the Trade payables of our condensed consolidated interim balance sheet.

Claim for breach of contract filed in British Columbia

On March 25, 2024, Canadian Foundation for Sustainable Development Technology (“SDTC”) filed a notice of action in the Supreme Court of British Columbia against Metamaterial Technologies Canada Inc., our subsidiary, for breach of contract, alleging that it is owed $0.2 million in fees. The case is currently pending. We recorded the $0.2 million in Accruals and other payables in the condensed consolidated interim balance sheet as of March 31, 2024.

Securities class action - Targgart

On March 15, 2024, a securities class action lawsuit was filed in the U.S. District Court for the Eastern District of New York captioned Todd Targgart v. Next Bridge Hydrocarbons, Inc. (Next Bridge), Ken Rice, George Palikaras, Robert L. Cook, Clifton Dubose, Jr., Joseph Dewoody, Lucas T. Hawkins, Delvina Oelkers, Mia Pitts, Kristin Whitley and Gregory McCabe, No. 1:24-cv-01927, against Next Bridge, a former subsidiary of the Company, our former Chief Executive Officer and then President of Next Bridge, our former Chief Financial Officer and then CFO of Next Bridge, Torchlight’s former Chairman of its board of directors and directors of Next Bridge subsequent to its spin-off from the Company. The complaint, purportedly brought on behalf of all acquirors of Next Bridge shares on or around December 14, 2022, assert claims under Sections 11 and 15 of the Securities Exchange Act of 1934, or the Exchange Act, arising primarily from statements made in the registration statement filed in connection with the Company’s spin-off of Next Bridge. The complainants seek unspecified compensatory damages and reasonable costs and expenses, including attorneys’ fees. Although the Company was not named in the complaint, certain defendants have made indemnification demands on the Company. The case is currently pending. No financial impact of a loss contingency has been recognized in the condensed consolidated interim financial statements, as this matter does not meet the required criteria of being both probable and reasonably estimated at this time.

Labour Standards Complaint

On April 12, 2024, a complaint was filed in the Nova Scotia Labour Standards Division, against the Company by George Palikaras, the former President and CEO of the Company. The complaint asserts claims under Section 21 of the Labour Standards Code and seeks complainant’s reinstatement or alternatively, damages in lieu of reinstatement. The case is currently pending. No financial impact of a loss contingency has been recognized in the condensed consolidated interim financial statements, as this matter does not meet the required criteria of being both probable and reasonably estimated at this time.

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

The following table and discussion summarizes our contractual cash obligations other than the lease payment obligations shown in the Note 17, Leases, as of March 31, 2024, for each of the periods presented:

	Long-term debt	Other contractual commitment	Total
Remainder of 2024	$663,586	$1,146,973	$1,810,559
2025	999,789	116,009	1,115,798
2026	1,183,560	29,002	1,212,562
2027	577,081	—	577,081
2028	571,939	—	571,939
Thereafter	705,720	—	705,720
	$4,701,675	$1,291,984	$5,993,659

Other contractual commitments are legally enforceable agreements to purchase goods or services that have fixed or minimum quantities and fixed or minimum variable price provisions. Amounts in the schedule above approximate the timing of the underlying obligations. Included are the following:

a)
In September 2022, we entered into a supply agreement with an American paint and coatings company to purchase at least 20,000 pounds of raw materials (the "Minimum Purchase Obligation") in the three years from September 29, 2022. The total contract price for the minimum purchase obligation is $1.1 million. As of March 31, 2024, we have $0.7 million in non-cancelable orders, with $0.4 million of this amount recorded under Accruals and other payables in the condensed consolidated interim balance sheet.
b)
On September 30, 2022, we entered into an amended supply agreement with a German manufacturer who supplies holographic raw materials for the three years from November 1, 2020. As of March 31, 2024, we have a non-cancelable order of $0.3 million.

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
b)
On January 15, 2021, Nanotech purchased six patents for $0.1 million and we agreed to share 10% of any revenues related to the patents received from a specific customer for a period of two years and ongoing royalties of 3% to 6% on other revenues derived from these patents for a period of five years. There were no royalties during the three months ended March 31, 2024 (March 31, 2023 - $Nil).
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

20. Subsequent Events

Workforce Reduction

As disclosed above in Note 3, Going Concern, on May 2, 2024, our board of directors approved a reduction in our workforce by approximately 80% of our employees (the Workforce Reduction) in order to preserve cash resources. The Workforce Reduction is expected to be completed over the next few weeks.

We continue to evaluate all available strategic alternatives including, but not limited to, the divestiture of assets, additional financing security and/or the sale of the Company. There can be no assurance regarding the outcome of this process. Without an influx of cash to support operations, we face financial hardship that may result in shuttering facilities and/or bankruptcy proceedings.

Labour Standards Complaint

On April 12, 2024, George Palikaras, the former President and CEO of the Company, filed a complaint with the Nova Scotia Labour Standards Division, asserting claims under Section 21 of the Labour Standards Code and seeking reinstatement or, alternatively, damages in lieu of reinstatement. The case is currently pending.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated interim financial statements and related notes thereto included in Part I, Item I (Financial Statements) of this Quarterly Report. For additional information regarding our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in our Annual Report, as well as our consolidated financial statements and related notes thereto included in Part II, Item 8 of the Annual Report. As discussed in the section titled “Forward-Looking Statements,” the following discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in Part I, Item 1A (Risk Factors) in our Annual Report, and Part II, Item 1A (Risk Factors) and other parts of this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

OVERVIEW

Meta Materials Inc. (also referred to herein as the “Company”, “META”, “we”, “us”, or “our”) is an advanced materials and nanotechnology company. We are developing materials that we believe can improve the performance and efficiency of many current products as well as allow new products to be developed that cannot otherwise be developed without such materials as noted in the examples below. We develop new products and technologies using innovative sustainable science. We have product concepts currently in various stages of development with multiple potential customers in diverse market verticals. Our business model is to co-develop innovative products or applications with industry leaders that add value. This approach enables us to understand market dynamics and ensure the relevance and need for our products. META® technology platforms enable global brands to develop new products to improve performance for customers in aerospace and defense, consumer electronics, 5G communications, batteries, authentication, automotive and clean energy. For example, our QUANTUM™ stripe anti-counterfeiting security features for currency display full color, motion, and 3-D depth from an ultrathin, single layer of aluminum, without using any inks or dyes. Our NANOWEB® EMI shielding can block harmful microwaves while admitting more than 95% of visible light, enabling a crystal-clear window on a microwave oven door. We currently have over 455 active patent documents, of which 346 patents have issued. Our patent portfolio is comprised of 124 patent families, of which 73 include at least one issued patent.

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

Overall, our revenue had an increasing trend throughout the year ended December 31, 2023 and continued to increase through March 31, 2024. Especially, our revenue in the first quarter ended March 31, 2024 increased by $0.9 million, or 40.9%, compared to the fourth quarter ended December 31, 2023, and increased by $1.9 million, or 131.7%, compared to the first quarter ended March 31, 2023.

As a result of our effort to reduce our operating expenses as part of Realignment and Consolidation Plan, our operating expenses during the first quarter ended March 31, 2024 decreased by $73.4 million, or 89.4%, compared to the fourth quarter ended December 31, 2023. The decrease was mainly due to a $65.6 million impairment of long-term assets recorded in the fourth quarter ended December 31, 2023, a $2.5 million decrease in General and administrative expense, a $2.5 million decrease in Depreciation and amortization expenses, a $1.4 million decrease in Restructuring expenses and a $1.3 million decrease in Research and development expenses.

Recent Developments

Workforce reduction

On May 2, 2024, our board of directors approved a reduction in our workforce by approximately 80% of our employees (the “Workforce Reduction”) in order to preserve cash resources. The Workforce Reduction is expected to be completed over the next few weeks.

We continue to evaluate all available strategic alternatives including, but not limited to, the divestiture of assets, additional financing security and/or the sale of the Company. There can be no assurance regarding the outcome of this process. Without an influx of cash to support operations, we face financial hardship that may result in shuttering facilities and/or bankruptcy proceedings.

Reverse stock split

On January 29, 2024, we effected a reverse stock split of our common stock at a rate of 1-for-100. The Reverse Stock Split was approved by the board of directors in accordance with Nevada law. The Reverse Stock Split did not have any impact on the par value of our common stock. Unless otherwise indicated, all issued and outstanding shares of common stock and all outstanding securities entitling their holders to purchase shares of our common stock or acquire shares of our common stock, including stock options, restricted stock units, and warrants, per share data, share prices and exercise prices, as required by the terms of those securities, were adjusted retroactively to reflect the Reverse Stock Split.

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

In response, we proposed a settlement, subject to SEC Commissioners' approval, which includes a $1.0 million penalty to be paid in installments over a year. This settlement does not involve admitting or denying the allegations. See Note 19, Commitments and Contingencies, Legal Matters, in the notes to the unaudited condensed consolidated interim financial statements in this Quarterly Report for further information.

Nasdaq minimum bid price compliance

On March 20, 2023, we were notified by Nasdaq of our failure to meet the minimum bid price criterion due to our common stock's closing bid price falling below $1.00 for 30 consecutive trading days. We were initially granted a 180-day compliance window, which was subsequently extended for another 180 days until March 18, 2024. Further, on November 27, 2023, a notification from Nasdaq indicated an intention to delist the Company's common stock due to its closing bid price being $0.10 or less for ten consecutive trading days. We promptly appealed this determination, leading to a hearing schedule revision by the Nasdaq Hearings Panel. On February 12, 2024, following our implementation of the 1-for-100 Reverse Stock Split, we were informed of our regained compliance with the Minimum Bid Price Requirement, eliminating the need for a hearing and affirming our status in compliance with Nasdaq listing standards. See Risk Factors in the Annual Report filed with the SEC on March 28, 2024 concerning Nasdaq listing standard compliance.

Sale of Next Bridge Notes Receivable

On August 7, 2023, a Loan Sale Agreement was entered with Gregory McCabe, under which we sold all rights and interests in the loans from Next Bridge Hydrocarbons Inc., which was previously a wholly-owned subsidiary of META, for $6.0 million in cash. Concurrently, we entered into a Stock Purchase Agreement ("SPA") in which Mr. McCabe agreed to buy $6.0 million of our common stock beginning on September 1, 2023, in monthly amounts of $250,000 for the first six months and in monthly amounts of $500,000 for the next nine months thereafter, at a price per share equal to 120% of the 5-day Volume-Weighted Average Price ("VWAP") on the trading day preceding the date of each such purchase.

On January 21, 2024, we entered into the Release Agreement with Mr. McCabe, pursuant to which we and Mr. McCabe agreed to terminate the SPA. See Note 5, Notes Receivable, in the notes to the unaudited condensed consolidated interim financial statements of this Quarterly Report for further details.

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

On February 19, 2024, in connection with, and as a condition to, the February 2024 Offering, we executed a letter agreement (the "Letter Agreement") with the institutional investor participating in the February 2024 Offering. Under this agreement, we consented to modify certain terms of the June 2022 Warrants and the December 2023 Warrants (defined in Note 11, Capital Stock, in the notes to the unaudited condensed consolidated interim financial statements of this Quarterly Report) held by the investor. See Note 11, Capital Stock, in the notes to the unaudited condensed consolidated interim financial statements of this Quarterly Report for further details.

Known Trends and Uncertainties:

Capital reallocation and core business expansion

In line with our strategic refocusing, we have been shifting capital toward the core-business units that are expected to contribute to near-term cash flow, while simultaneously scaling back investments in non-core areas. This reallocation underscores our commitment to optimizing resource distribution, prioritizing the expansion and advancement of infrastructure integral to our core market offerings, which we believe are positioned to support our liquidity profile. This includes new facilities in Maryland for Electro-Optics and Infra-Red development and in Massachusetts for the Battery Materials development. These activities require capital investments and increased overhead for leased facilities in the future. Further, R&D expense related to our core business is expected to increase as a result of expanding operations of our core business. The timing of new customer programs and revenues associated with these expansions is uncertain and we may require additional financing to support the related cash consumption.

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

Foreign currency fluctuation risk

As we continue to expand our business globally, we presently have currency exposure arising from both sales and purchases denominated in foreign currencies. We currently do not utilize derivative financial instruments, forward contracts, or any other financial instruments designed to hedge against potential fluctuations in foreign currency exchange rates. Fluctuations in the value of currencies, such as Canadian Dollar, British Pound and Euro against the US Dollar could adversely impact our revenue and operating and labor costs. In addition, items included in the financial statements of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”) while our reporting currency is the US Dollar. As such, our financial results and positions are exposed to changes in exchange rates between the US Dollar and the Canadian Dollar, the British Pound, and the Euro. For the three months ended March 31, 2024, almost all of our consolidated revenue and 48.1% of operating expenses were recorded in our entities which functional currency is other than US Dollar and approximately 52.9% of Cash and Cash equivalent, 100% of Property and Equipment, and 32.4% of Accounts Payable and Accruals were recorded in such entities which functional currency is other than US Dollar.

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

There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 28, 2024.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated interim financial statements, please see Note 2, Significant accounting policies, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report.

RESULT OF OPERATIONS

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

	Three months ended March 31,
	2024	2023	Change
	$	$	$	%
Product sales	$85,169	$58,699	$26,470	45%
Development revenue	3,141,759	1,257,479	1,884,280	150%
Licensing revenue	45,329	96,081	(50,752)	-53%
Total Revenue	3,272,257	1,412,259	1,859,998	132%
Cost of sales (exclusive of items shown separately below)	778,266	587,028	191,238	33%
Depreciation and amortization included in cost of sales	3,673	10,047	(6,374)	-63%
Stock-based compensation included in cost of sales	(48,417)	143,905	(192,322)	-134%
Gross profit	$2,538,735	$671,279	$1,867,456	278%
Gross profit percentage	78%	48%	30%

Product Sales

Product sales for the three months ended March 31, 2024 is consistent with the same period of 2023.

Development Revenue

The increase in development revenue for the three months ended March 31, 2024 of $1.9 million is mainly due to the increase in our Lithography revenue. We derive a significant portion of our revenue from contract services with a confidential G10 central bank. In 2021, we acquired Nanotech which had a development contract for up to $41.5 million over a period of up to five years. These contract services incorporate both nano-optic and optical thin film technologies and are focused on developing authentication features for future banknotes.

Licensing revenue

The slight decrease in licensing revenue for the three months ended March 31,2024, compared to same period of 2023, was mainly due to a decrease in licensing revenue from a certain customer related to Nanotech.

Cost of sales

Cost of sales for the three months ended March 31, 2024 increased mainly due to an increase in material consumption.

Gross profit

The increase in gross profit for the three months ended March 31, 2024 of $1.9 million, compared to the same period of 2023, was mainly due to our increased revenue from contract services with a confidential G10 central bank during 2024.

Depreciation & amortization expense in Cost of sales

For the three months ended March 31, 2024, as compared to the same period of 2023, depreciation and amortization expense decreased by an insignificant amount.

Stock-based compensation expense in Cost of sales

For the three months ended March 31, 2024, as compared to the same period of 2023, stock-based compensation expense decreased by $0.2 million. The decrease was mainly due to a significant increase in forfeitures of equity-based awards in fiscal 2023 as a result of the Realignment and Consolidation Plan, and an increase in voluntary terminations.

Operating Expenses

	Three months ended March 31,
	2024	2023	Change
	$	$	$	%
Sales & marketing	$332,964	$2,307,353	$(1,974,389)	-86%
General & administrative	3,926,643	6,769,437	(2,842,794)	-42%
Research & development	2,660,995	5,060,756	(2,399,761)	-47%
Depreciation & amortization expense	991,625	3,234,495	(2,242,870)	-69%
Stock-based compensation expense	310,825	1,858,440	(1,547,615)	-83%
Restructuring expense	266,035	—	266,035	*
Total operating expenses	$8,489,087	$19,230,481	$(10,741,394)	-56%
* Not meaningful.

Sales & marketing

The decrease in selling & marketing expenses of $2.0 million for the three months ended March 31, 2024, as compared to the same period of 2023, is mainly due to a $1.0 million decrease in salaries and benefits due to decrease in headcount in the latter part of 2023 as a result of the Realignment and Consolidation Plan, a $0.4 million decrease in advertising and promotion costs including trade show and travel expenses, and a decrease of $0.6 million in consulting fees.

General & administrative

The decrease in general & administrative expenses of $2.8 million for the three months ended March 31, 2024, as compared to the same period of 2023, is mainly due to a $2.0 million decrease in salaries and benefits due to decrease in headcount in the latter part of 2023 as a result of the Realignment and Consolidation Plan, a $0.7 million reduction travel and other costs, a $0.2 million reduction in IT & software costs, a $0.2 million decrease in stock exchange fee, a $0.1 million reduction in insurance cost, and partially offset by a $0.4 million increase in professional cost.

Research & development

The decrease research & development expenses of $2.4 million for the three months ended March 31, 2024, as compared to the same period of 2023, is mainly due to a $1.3 million decrease in salaries and benefits due to decrease in headcount in the latter part of 2023 as a result of the Realignment and Consolidation Plan, a $0.9 million decrease in R&D materials and patent fees, and a $0.1 million decrease in travel, subscription and other expenses.

Depreciation & amortization expense in Operating expenses

For the three months ended March 31, 2024, as compared to the same period of 2023, depreciation amortization expense reduced by $2.2 million. The decrease in the three months ended March 31, 2024, compared to the same period ended March 31, 2023, was primarily due to an impairment of long-lived assets recorded in the fourth quarter ended December 31, 2023.

Stock-based compensation expense in Operating expenses

For the three months ended March 31, 2024, as compared to the same period of 2023, stock-based compensation expenses decreased by $1.5 million, mainly due to a significant increase in forfeitures of equity-based awards in fiscal 2023 and the first quarter ended March 31, 2024 as a result of the Realignment and Consolidation Plan and an increase in voluntary terminations.

Restructuring expense

For the three months ended March 31, 2024, we recorded $0.3 million of restructuring expenses in relation to the 2023 Realignment and Consolidation Plan. There were no such expenses during the same period of 2023.

Other Expenses, net

	Three months ended March 31,
	2024	2023	Change
	$	$	$	%
Interest expense, net	$(108,766)	$(112,998)	$4,232	-4%
Realized gain (loss) on foreign exchange, net	62,445	(40,689)	103,134	-253%
Unrealized gain (loss) on foreign exchange, net	(1,513,055)	325,600	(1,838,655)	-565%
Other income (expenses), net	1,314	(578,120)	579,434	-100%
Total other expense, net	$(1,558,062)	$(406,207)	$(1,151,855)	284%

Interest expense, net

The net interest expense for the quarter ending March 31, 2024, was largely comparable to that of the same period in 2023.

Realized gain (loss) on foreign exchange, net

For the three months ended March 31, 2024 as compared to the same period of 2023, the increase in net realized gain on foreign exchange was primarily driven by transaction gains in intercompany transfer to Canadian subsidiaries. Canadian dollar depreciated against the US dollar during the first quarter ended March 31, 2024.

Unrealized gain (loss) on foreign exchange, net

The shift from the net unrealized gain on foreign exchange in the three months ended March 31, 2023 to the net unrealized foreign exchange loss in the three months ended March 31, 2024 was primarily attributable to the revaluation of intercompany balances whereas unrealized loss was increased primarily due to the Canadian dollar's depreciation against the US dollar.

Other income (expense), net

The shift from the other expense, net, for the three months ended March 31, 2023 to the other income, net, for the three months ended March 31, 2024, was primarily due to a net expense of $0.6 million related to the notes receivable from Next Bridge. During the three months ended March 31, 2023, we recorded a $1.0 million of credit loss provision expense for the notes receivable from Next Bridge in accordance with ASC 326. This was partially offset by a $0.4 million in interest income accrued on the Next Bridge notes receivable. We sold the Next Bridge notes receivable in August 2023.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk that we will not meet our financial obligations as they become due after use of currently available cash. We have a planning and budgeting process to monitor operating cash requirements, including amounts projected for capital expenditures, which are adjusted as input variables change. These variables include, but are not limited to, our ability to generate revenue from current and prospective customers, general and administrative requirements and the availability of equity or debt capital and government funding. As these variables change, we currently will be required to issue equity or obtain debt financing.

On March 31, 2024, we had cash and cash equivalents of approximately $7.0 million including $0.6 million in restricted cash compared to $10.3 million in cash and cash equivalents at December 31, 2023, including $0.6 million in restricted cash.

During the three months ended March 31, 2024, our principal sources of liquidity included a $3.3 million of revenue, $3.0 million of net proceeds obtained through the issuance of common stock and warrants under the February 2024 Offering, and $0.7 million receipt from Mr. McCabe in relation to the Release Agreement with Mr. McCabe.

Our primary uses of liquidity included $3.9 million in salaries, $2.3 million in professional fees and stock exchange fees, $1.3 million changes in working capital, $0.7 million in rent and utilities, $0.4 million in insurance, $0.3 million in restructuring expenses, $0.2 million in R&D materials and patents fees, $0.1 million in travel, advertisement and other costs and $0.1 million in capital expenditures.

On February 21, 2024, we completed a registered direct offering, which included (i) 600,000 shares of common stock, (ii) Pre-funded Warrants for up to 250,000 shares of common stock, and (iii) warrants to purchase up to a total of 850,000 shares of common stock.

Through this offering, we secured net proceeds of approximately $3.0 million, after accounting for placement agent fees and other estimated expenses associated with the offering.

On May 2, 2024, our board of directors approved a reduction in our workforce by approximately 80% of our employees in order to preserve cash resources.

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

Going Concern

In accordance with ASC 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements included in this Quarterly Report are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the condensed consolidated interim financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the condensed consolidated interim financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated interim financial statements are issued. In performing its analysis, we excluded certain elements of our operating plan that cannot be considered probable. Under ASC 205-40, the receipt of potential funding from future partnerships, equity or debt issuances, potential achievement of milestones from customer agreements and reductions in workforce cannot be considered probable at this time because these plans are not entirely within our control and/or have not been approved by our board of directors as of the date of issuance of the condensed consolidated interim financial statements.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern. Our plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. We have concluded the likelihood that our plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the condensed consolidated interim financial statements. See Note 3, Going Concern, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report for further information.

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

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(5,922,764)	$(15,520,162)
Net cash provided by (used in) investing activities	32,096	(437,528)
Net cash provided by financing activities	2,652,704	10,664,073
Net decrease in cash, cash equivalents and restricted cash	$(3,237,964)	$(5,293,617)

Net cash used in operating activities

During the three months ended March 31, 2024, net cash used in operating activities of $5.9 million was primarily driven by a net loss of $7.5 million for the period, and non-cash adjustments of $2.9 million mainly due to unrealized foreign currency exchange loss of $1.5 million, depreciation and amortization of $1.0 million, non-cash lease expense of $0.3 million, stock-based compensation of $0.3 million, which was partially offset by a $0.4 million decrease related to a change in deferred revenue. In addition, there was $1.3 million cash used by working capital primarily due to a $3.6 million decrease in trade payables, accruals and other accruals, a $0.4 million decrease in restructuring costs accrual, a $0.4 million decrease in accounts receivables and other receivables, a $0.4 million decrease in operating lease liabilities, which was partially offset by a $3.5 million increase related to prepaid expenses and other current assets.

During the three months ended March 31, 2023, net cash used in operating activities of $15.5 million was primarily driven by a net loss of $18.7 million for the period, and non-cash adjustments of $5.9 million mainly due to depreciation and amortization of $3.2 million, stock-based compensation of $2.0 million, and credit loss expenses of $1.0 million. In addition, there was $2.7 million cash used by working capital primarily due to a $1.7 million decrease in trade payables, accruals and other accruals as well as a $0.8 million increase in prepaid expenses and other current assets.

Net cash provided by (used in) investing activities

During the three months ending March 31, 2024, we experienced an immaterial net cash inflow from investing activities. This was primarily due to a $0.1 million disbursement from an interest-free loan from EDC, substantially offset by $0.1 million in capital expenditures related to the construction of the Highfield Park Facility in Nova Scotia, Canada.

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

Net cash provided by financing activities

During the three months ended March 31, 2024, net cash provided by financing activities of $2.7 million was primarily driven by the $3.0 million net proceeds obtained through the issuance of common stock and warrants in the February 2024 Offering, partially offset by a repayment of $0.4 million in interest-free government loans.

During the three months ended March 31, 2023, net cash provided by financing activities of $10.7 million was primarily driven by the $10.0 million net proceeds obtained through the issuance of common stock under the At-the-Market Equity Offering Program in addition to $0.7 million proceeds from stock options exercise.

Commitments and contractual obligations

For a description of our commitments and contractual obligations, please see Note 19, Commitments and contingencies, in the Notes to the condensed consolidated interim financial statements of this Quarterly Report.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to an outstanding letter of credit amounted to approximately $0.5 million as of December 31, 2023, which is secured by restricted cash. Please see Note 19, Commitments and Contingencies, in the notes to the unaudited condensed consolidated interim financial statements of this Quarterly Report. We do not maintain any other off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024.

Although management believes there has been significant improvement in the design and implementation of our internal controls over financial reporting during the first three months of 2024, we still consider there to be a material weakness in our internal control over financial reporting that has not yet been remediated as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Accordingly, our management, with the participation of our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

Nevertheless, giving full consideration to the material weakness and the progress made in addressing them since December 31, 2023, we have concluded that the condensed consolidated interim financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, the results of our operations and our cash flows for each of the periods presented in conformity with U.S. GAAP.

Remediation of Previously Reported Material Weakness

Management has implemented a number of measures to address the material weakness disclosed in the Form 10-K for the year ended December 31, 2023. These measures aim to further enhance our internal controls over financial reporting to ensure that management can routinely prepare our financial statements under U.S. GAAP and remain in compliance with the SEC reporting requirements.

To remediate the weakness described above, we have performed the following:

•
Hired a qualified individual in accounting and finance, who is experienced in technical accounting and transactional accounting, allowing for proper segregation of duties and reporting structure.
•
Implemented a whistleblower reporting system in January 2024, engaging with a third party service to facilitate anonymous and confidential disclosure. It is designed to address potential fraud, ethical issues, and other concerns, including but not limited to, conflicts of interest, sexual harassment, violation of company policy, safety concerns, misconduct, and unfair labor practices.

To remediate the weakness described above, we are in process of implementing the following:

•
Documenting the roles and responsibilities of each position within the finance department to understand the gaps and overlaps in duties.
•
Implementing a retention strategy to reduce turnover rates, including implementing compensation evaluation process and providing professional development opportunities to employees.
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

Changes in Internal Controls

Except for the remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Internal Controls

Our management, including our principal executive officer and principal financial officer, does not expect that disclosure controls or internal controls, when effective, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistake.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. Other than as disclosed in Note 19, Commitments and contingencies, in the notes to the condensed consolidated interim financial statements of this Quarterly Report, we are not currently a party to any pending legal proceedings that, if determined adversely to us, would, in our opinion, have a material effect on our financial position, results of operations, or cash flows or that would not be covered by our existing liability insurance. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, except the following:

Our ability to secure financing is limited by insufficient authorized shares of common stock, potentially impacting our ongoing operations.

Since inception, our cash requirements have been met primarily through the proceeds from the sale of our securities. As of the date of this Quarterly Report, we have issued substantially all of our unreserved authorized shares of common stock. Our stockholders did not approve the proposal to increase the number of authorized shares at the Special Meeting of Stockholders held on April 15, 2024. As of the date of this Quarterly Report, we have not scheduled another special meeting of stockholders. Currently, we do not have enough authorized and unreserved shares of common stock available, which could adversely impact our ability to pursue opportunities that may involve issuing shares. This limitation could affect the board's ability to make decisions that would be in the best interests of the Company and our shareholders, including securing financing and strategic transactions. Failure to obtain financing through the issuance of our securities, including our common stock, may cause us to be unable to continue our operations or execute our business plans.

We may encounter operational disruptions due to delays or failures in paying our suppliers.

Our business operations depend significantly on the timely supply of essential services and materials from our key suppliers. A shortage of cash flow or insufficient liquidity could impair our ability to make timely payments to these suppliers. If we are unable to maintain satisfactory relationships with our suppliers due to non-payment or delayed payment, they may alter their terms of sales to us, require advance payments, or discontinue their supplies, any of which could disrupt our operations. Such disruptions could lead to delays in production and delivery of our products, impacting our revenue and harming our business reputation and adversely affect our financial position or results of operations.

We continue to evaluate strategic alternatives due to our cash runway and there can be no assurance that any strategic alternative will be successful.

As of March 31, 2024, we had cash and cash equivalents of approximately $7.0 million. Management has determined that there is substantial doubt about the Company's ability to continue as a going concern. We have not yet generated significant revenue from operations and do not anticipate that we will generate sufficient revenue from operations in the near term to sustain our operations and therefore we will need to raise capital to sustain our operations. In connection therewith, on May 2, 2024, our board of directors approved a reduction in our workforce by approximately 80% of our employees in order to preserve cash resources.

We continue to evaluate all available strategic alternatives including, but not limited to, the divestiture of assets, additional financing security and/or the sale of the Company. There can be no assurance regarding the outcome of this process. Without an influx of cash to support operations, we face:

•
the need to quickly sell or dispose of assets at proceeds below their carrying values, which could lead to further impairment of long-lived assets; and
•
financial hardship that may result in shuttering facilities and/or bankruptcy proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
3.1.0	Articles of Incorporation	10-K	3.1	18-Mar-19
3.1.1	Certificate of Amendment to Articles of Incorporation dated December 10, 2014	10-Q	3.2	15-May-15
3.1.2	Certificate of Amendment to Articles of Incorporation dated September 15, 2015	10-Q	3.3	12-Nov-15
3.1.3	Certificate of Amendment to Articles of Incorporation dated August 18, 2017.	10-Q	3.4	9-Nov-18
3.1.4	Amendment to the Articles of Incorporation of Torchlight Energy Resources, Inc., dated June 14, 2021	8-K	3.1	16-Jun-21
3.1.5	Certificate of Amendment related to the Reverse Stock Split and Name Change, filed June 25, 2021	8-K	3.1	29-Jun-21
3.1.6	Certificate of Change related to Reverse Stock Split, filed on January 26, 2024	8-K	3.2	29-Jan-24
3.2.0	Certificate of Designation of Preferences, Rights and Limitations of Series B Special Voting Preferred Stock, dated June 14, 2021	8-K	3.3	16-Jun-21
3.3.0	Certificate of Withdrawal of Certificate of Designation of Preference, Rights, and Limitations of Series A Non-Voting Preferred Stock	8-K	3.3.2	15-Dec-22
3.4.0	Certificate of Designated of Series C Preferred stock, filed on January 26,2024.	8-K	3.3	29-Jan-24
3.5.0	Amended and Restated Bylaws	8-K	3.1	26-Oct-16
3.5.1	First Amendment to Amended and Restated Bylaws of Meta Materials Inc.	8-K	3.1	20-Oct-23
4.1.0	Form of Pre-Funded Warrant (issued in February 2024)	8-K	4.1	21-Feb-24
4.2.0	Form of Warrant (issued in February 2024)	8-K	4.2	21-Feb-24
4.3.0	Form of Letter Agreement (entered in February 2024)	8-K	4.3	21-Feb-24
10.1.0	Form of Securities Purchase Agreement	8-K	10.1	21-Feb-24
31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101				X

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meta Materials Inc.

Dated: May 13, 2024	By:	/s/ Uzi Sasson
Uzi Sasson
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)